Form 10-Q
period 2014-09-30
Safety Quick Lighting & Fans Corp.
filed 2014-11-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-197821

SAFETY QUICK LIGHTING & FANS CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	46-3645414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Buckhead Plaza

3060 Peachtree Road, Suite 390

Atlanta, GA 30305

(Address, including zip code, of principal executive offices)

(770) 754-4711

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2014, the issuer had 35,500,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Balance Sheets
	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$1,745,973	$1,132,974
Prepaid expenses	44,634	40,000
Other	27,020	—
Total current assets	1,817,627	1,172,974
Furniture and Equipment - net	173,209	6,046
Other assets:
Patent - net	31,723	24,697
Debt issue costs - net	201,767	235,211
Total current assets	233,490	259,908
Total assets	$2,224,326	$1,438,928

Liabilities and Stockholders (Deficit)
Current liabilities:
Accounts payable & accrued expenses	$830,012	$107,380
Deferred rent	—	—
Notes payable	98,086	98,086
Notes payable - related party	—	26,108
Derivative liabilities	4,920,778	2,751,504
Total current liabilities	5,848,876	2,983,078
Long term liabilities:
Convertible debt - net	1,481,286	361,245
Convertible debt - related parties - net	50,000	50,000
Notes payable	331,775	405,117
Total long term liabilities	1,863,061	816,362
Total liabilities	7,711,937	3,799,440

Stockholders' deficit:
Preferred stock: $0 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: $0 par value, 500,000,000 shares authorized; 35,500,000 and 34,500,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	127,400	126,400
Additional paid-in capital	6,329,689	6,068,045
Accumulated deficit	(11,868,583)	(8,519,517)
Total Stockholders' deficit	(5,411,494)	(2,325,072)
Noncontrolling interest	(76,117)	(35,440)
Total Stockholders' Deficit	(5,487,611)	(2,360,512)
Total liabilities and stockholders' deficit	$2,224,326	$1,438,928

Table of Contents	1

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

General and administrative expenses	$481,922	$38,790	$1,419,989	$102,440

Loss from operations	(481,922)	(38,790)	(1,419,989)	(102,440)

Other income (expense)
Interest expense	(701,328)	(17,499)	(1,515,577)	(32,954)
Derivative expenses	—	—	(568,485)	—
Change in fair value of embedded derivative liabilities	209,235	—	433,901	—
Other income	787	320	1,026	6,244
Other expense	(102,470)	—	(320,619)	(6,000)
Total other expense - net	(593,776)	(17,179)	(1,969,754)	(32,710)

Net loss including noncontrolling interest	(1,075,698)	(55,969)	(3,389,743)	(135,150)
Less: net loss attributable to noncontrolling interest	(12,908)	(3,162)	(40,677)	(7,636)
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(1,062,790)	$(52,807)	$(3,349,066)	$(127,514)

Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.10)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	35,645,607	32,600,000	35,092,872	31,627,374

Table of Contents	2

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statement of Stockholders' Deficit
Period Ended September 30, 2014 (Unaudited) and Year Ended December 31, 2013

	Preferred Stock, $0 Par Value		Common Stock, $0 Par Value		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Balances, December 31, 2012	—	$—	31,133,000	$—	$5,066,867	$(5,946,182)	$(20,545)	$(899,860)
Debt forgiveness - related parties	—	—	—	—	83,000	—	—	83,000
Reclassification of derivative liability associated with warrants	—	—	—	—	311,709	—	—	311,709
Loss on debt extinguishment - related party	—	—	—	—	(3,278)	—	—	(3,278)
Exercise of stock warrants for cash	—	—	1,400,000	1,400	—	—	—	1,400
Common stock issued for services - related party - ($0.25/share)	—	—	500,000	125,000	—	—	—	125,000
Issuance of shares to reacquire 4.5% ownership in subsidiary - ($0.25/share)	—	—	1,467,000	—	(19,538)	—	19,538	—
Common stock transferred from existing stockholders for services rendered - ($0.25/share)	—	—	—	—	562,500	—	—	562,500
Stock options issued for services - related parties	—	—	—	—	66,785	—	—	66,785
Net loss	—	—	—	—	—	(2,573,335)	(34,433)	(2,607,768)
Balances, December 31, 2013	—	—	34,500,000	126,400	6,068,045	(8,519,517)	(35,440)	(2,360,512)
Recognition of unvested share compensation - related party - ($0.25/share)	—	—	—	—	46,875	—	—	46,875
Stock issued for cash	—	—	1,000,000	1,000	—	—	—	1,000
Reclassification of derivative liability associated with warrants	—	—	—	—	214,769	—	—	214,769
Net loss - 9 months ended September 30, 2014	—	—	—	—	—	(3,349,066)	(40,677)	(3,389,743)
Balances, September 30, 2014 (Unaudited)	—	$—	35,500,000	$127,400	$6,329,689	$(11,868,583)	$(76,117)	$(5,487,611)

Table of Contents	3

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(3,349,066)	(127,514)
Net loss attributable to noncontrolling interest	(40,677)	(7,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,732	226
Amortization of debt issue costs	103,388	—
Amortization of debt discount	1,099,400	—
Amortization of patent	2,174	1,847
Change in fair value of derivative liabilities	(433,902)	—
Derivative expense	568,486	—
Common stock transferred from existing stockholders for services rendered	—	125,331
Recognition of unvested share compensation - related party - ($0.25/share)	46,875	—
Change in operating assets and liabilities:
Prepaid expenses	(44,634)	—
Other	(27,020)	—
Accounts payable & accrued expenses	722,632	(2,959)
Net cash used in operating activities	(1,338,612)	(10,705)

Cash flows from investing activities:
Purchase of property & equipment	(180,895)	—
Payment of patent costs	(9,200)	—
Net cash used in investing activities	(190,095)	—

Cash flows from financing activities:
Direct issue costs paid	(69,944)	—
Proceeds from issuance of convertible notes	2,270,100	—
Proceeds from notes payable	—	60,000
Proceeds from note payable - related party	—	35,701
Repayments of notes	(33,342)	(72,637)
Repayments of notes - related party	(26,108)	(9,500)
Proceeds from issuance of common stock	1,000	—
Net cash provided by financing activities	2,141,706	13,564

Decrease cash and cash equivalents	612,999	2,859
Cash and cash equivalents at beginning of year	1,132,974	736
Cash and cash equivalents at end of year	$1,745,973	$3,595

Supplementary disclosure of non-cash financing activities:
Reduction in principal balance of notes from escrow balance	$40,000	$—
Debt discount recorded on convertible debt accounted for as a derivative liability	$2,249,459	$—
Reclassification of derivative liability to additional paid-in-capital	$214,769	$—
Reclassification of other receivable - related party to note payable - related party	$—	$2,500

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$16,658	$21,363
Income taxes	$—	$—

Table of Contents	4

Notes To Consolidated Financial Statements

Note 1 Organization and Nature of Operations

Safety Quick Lighting & Fans Corp. (the “Company”), a Florida company, converted from an LLC to a C Corporation on November 6, 2012.

The Company was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC (“SQL-LLC”). The Company holds a number of worldwide patents, and has received a variety of final electrical code approvals, including UL-Listing and CSA approval (for the United States and Canadian Markets), and CE (for the European market).

The Company’s patented product is a quick-connect, Power-Plug device (that is certified to hold up to 50 pounds) used in light fixtures and ceiling fans. The two-part device consists of a female receptacle which installs into all junction boxes, and a male plug which is pre-installed in the lighting fixtures/ceiling fans. The connection device allows for safe, quick and easy installation of a light fixture and ceiling fan, similar to Plugging-In a table lamp into a wall outlet and eliminating the need to deal with or touch electrical wires.

The Company intends to market consumer friendly, energy saving “Plug-In” ceiling fans and light fixtures under the world trusted GE brand. The Company also owns 98.8% of SQL Lighting & Fans LLC (“Subsidiary”). The Subsidiary was incorporated in Florida on April 27, 2011 and is in the business of manufacturing the patented device that the Company owns.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions in Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1 for the years ended December 31, 2013 and 2012, as filed with the SEC, respectively, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012, respectively. The financial information as of September 30, 2014, is derived from the audited financial statements presented in our Annual Report on Form S-1 for the year ended December 31, 2013. The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Table of Contents	5

Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings.  The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Fiscal Year

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Safety Quick Lighting & Fans Corp and its subsidiary, SQL Lighting & Fans LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2014 and December 31, 2013.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

At September 30, 2014 and December 31, 2013, the Company had no accounts receivable.

The Company recorded bad debt expense of $0 and $0, during the nine months ended September 30, 2014 and 2013, respectively.

Table of Contents	6

Inventory

Inventory will consist of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company will periodically review historical sales activity to determine potentially obsolete items and also evaluate the impact of any anticipated changes in future demand.

At September 30, 2014 and December 31, 2013, the Company had no inventory.

Valuation of Long-Lived Assets and Identifiable Intangible Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5-7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Intangible Asset - Patent

The Company developed a patent for an installation device used in light fixtures and ceiling fans. Costs incurred for submitting the applications to the United States Patent and Trademark Office for these patents have been capitalized. Patent costs are being amortized using the straight-line method over the related 15 year lives. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office.

The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and an unfavorable outcome of litigation could result in a material impairment charge up to the carrying value of these assets.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

Table of Contents	7

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
●	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 6.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Table of Contents	8

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Stock-Based Compensation - Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement memorandum (based on sales to third parties) (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Table of Contents	9

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Table of Contents	10

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	11

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Revenue Recognition

The Company derives revenues from the sale of a patented device.

Revenue is recorded when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Sales

Cost of sales represents costs directly related to the production and third party manufacturing of the Company’s products.

Product sold is typically shipped directly to the customer from the third party manufacturer; costs associated with shipping and handling is shown as a component of cost of sales.

Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Table of Contents	12

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the periods ended September 30, 2014 and 2013, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the nine months ended September 30, 2014 and 2013.

The Company has the following common stock equivalents at September 30, 2014 and 2013:

	September 30,
	2014	2013
Convertible Debt (Exercise price - $0.25/share)	18,056,932	—
Stock Warrants (Exercise price - $0.375/share)	9,728,984	—
Stock Options (Exercise price - $0.375/share)	200,000	—
Total	27,985,916	—

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

Table of Contents	13

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, consolidated financial position, and consolidated results of operations or consolidated cash flows.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We do not believe the adoption of this update will have a material impact on our financial statements.

Table of Contents	14

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 Furniture and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Office Equipment	$174,295	$12,985
Furniture and Fixtures	25,598	6,013
Total	199,893	18,998
Less: Accumulated Depreciation	(26,684)	(12,952)
Property and Equipment - net	$173,209	$6,046

Note 4 Intangible Assets

Intangible assets -patents consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Patents	$46,150	$36,950
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(14,427)	(12,253)
Patents - net	$31,723	$24,697

At September 30, 2014, future amortization of intangible assets is as follows:

Year Ending December 31
2014 (6 months)	806
2015	3,071
2016	3,072
2017	3,071
2018	3,071
2019 and Thereafter	18,632
$31,723

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Table of Contents	15

Note 5 Debt

(A) Summary of Debt Transactions

At September 30, 2014 and December 31, 2013, debt consists of the following:

	September 30, 2014	December 31, 2013

Notes payable	$429,861	$503,203
Notes payable - related party	—	26,108
Convertible notes	4,464,232	2,194,132
Convertible notes - related party	50,000	50,000
Less: debt discount	(4,174,650)	(1,925,191)
Debt - net	769,443	848,252
Amortization of debt discount	1,191,704	92,304
Less: current portion - notes payable	(98,086)	(98,086)
Less: current portion - notes payable - related party	(0)	(26,108)
Long term debt - net	$1,863,061	$816,362

Notes Payable

	Third Party	Related Party	Totals

Balance December 31, 2012	$739,534	$133,000	$872,534
Proceeds	160,000	61,655	221,655
Repayments	(116,331)	(35,547)	(151,878)
Conversion of note payable to convertible debt	(180,000)	(50,000)	(230,000)
Conversion of note payable to contributed capital	(100,000)	(83,000)	(183,000)
Balance December 31, 2013	503,203	26,108	529,311
Proceeds	—	—	—
Repayments	(73,342)	(26,108)	(99,450)
Balance September 30, 2014	$429,861	$—	$429,861

Table of Contents	16

Convertible Debt - Net

The Company has recorded derivative liabilities associated with these convertible debt instruments, as more fully discussed at Notes 6 and 10 (C).

	Third Party	Related Party	Totals

Balance December 31, 2012	$—	$—	$—
Proceeds	2,000,000	—	2,000,000
Conversion of note payable to convertible debt	180,000	50,000	230,000
Conversion of accrued interest into convertible debt	14,132	—	14,132
Less: gross debt discount recorded - Day 1	(1,925,191)	—	(1,925,191)
Add: amortization of debt discount	92,304	—	92,304
Balance December 31, 2013	361,245	50,000	411,245
Proceeds	2,270,100	—	2,270,100
Less: gross debt discount recorded - Day 1	(2,249,459)	—	(2,249,459)
Add: amortization of debt discount	1,099,400	—	1,099,400
Balance September 30, 2014	$1,481,286	$50,000	$1,531,286

In connection with the $2,000,000 convertible debt offering in November 2013, the Company issued 3,672,134 detachable warrants. The notes and warrants were treated as derivative liabilities, see Notes 6 and 9.

In connection with the $2,270,100 convertible debt offering during the three months ended June 30, 2014, the Company issued 5,390,100 detachable warrants. The notes and warrants were treated as derivative liabilities, see Notes 6 and 9.

In the event any of these notes are prepaid prior to maturity, a penalty rate of 10% would apply for any payments occurring between months 12 - 18 and a 5% rate for any payments occurring between 19-24 months.

All convertible debt is secured by a 2nd priority lien on all assets of the Company. The Company is subordinate only to a third party bank loan, which is currently included as a component of notes payable ($429,861).

Table of Contents	17

(B) Terms of Debt

In 2012, all outstanding debt had the following terms:

•	Unsecured
•	Due on demand
•	Interest ranging from 10% - 12%

In 2014 and 2013, all outstanding debt had the following terms:

•	Unsecured -$26,108
•	Secured - $454,643
•	Due:
•	On demand ($26,108 - related party);
•	Due August 29, 2018 ($454,653 - third party)
•	Due November 26, 2015 ($2,244,133 -convertible debt - gross - secured by all assets of the Company)
•	Due May 8, 2016 ($2,270,100 -convertible debt - gross - secured by all assets of the Company)

•	Interest
•	Non-interest bearing on notes issued prior to 2013 (see 2012 notes above); or
•	Ranging from 12% - 15%

All convertible debt and related warrants issued with the convertible notes were convertible at $0.25 and $0.375/share, respectively; however, given the existence of a ratchet feature, these debt and warrant instruments could potentially carry a lower conversion price in the future in the event any future offering offered a lower per share amount for a conversion.

In connection with the secured loan of $429,861, the lender required for the Company to hold in escrow $50,000 for required payments through April 2014. As of September 30, 2014, the escrow balance was $0.

In connection with the Notes Offering, the Company entered into Registration Rights Agreements, dated November 26, 2013, May 8, 2014 and June 25, 2014 (the “Registration Rights Agreements”) whereby the Company agreed to prepare and file a registration statement with the SEC within sixty (60) days after execution of the applicable Registration Rights Agreement and to have the registration statement declared effective by the SEC within ninety (90) days thereafter (on day 150).

Because the Company was unable to timely file a registration statement pursuant to the terms of each Registration Rights Agreement noted above, the Company is in default under such Registration Rights Agreements (the “Filing Default Damages”). Pursuant to the Registration Rights Agreement, the Filing Default Damages mandate that the Company shall pay to the Investors, for each thirty (30) day period of such failure and until the filing date of the registration statement and/or the common stock may be sold pursuant to Rule 144, an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% of the aggregate gross proceeds paid by the Investors for these Notes.

The maximum liquidated damages shall be equal to 15% of the aggregate gross proceeds received by the Company in connection with the issuance of the Notes and Warrants. If the Company fails to pay any partial liquidated damages in full within five (5) days of the date payable, the Company shall pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Investors, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Table of Contents	18

As of September 30, 2014, as a component of accounts payable and accrued expenses, the Company has accrued penalties totaling $320,619 pertaining to the registration rights agreement.

(C) Future Commitments

At September 30, 2014, the Company has outstanding debt of $1,863,061, net of debt discount (See Note 5 (A)).

Future minimum repayment obligations are as follows:

Year Ended December 31
2014	$98,086
2015	4,846,008
Less: unamortized debt discount	(2,982,947)
Less: current maturities	(98,086)
Debt - long term	$1,863,061

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued in 2013 and 2014. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Balance - December 31, 2012	$—
Fair value at the commitment date - convertible debt	2,414,585
Fair value at the commitment date - warrants	682,809
Reclassification of derivative liabilities to additional paid in capital	—
related to convertible debt that ceased being a derivative liability	(311,709)
Fair value mark to market adjustment - convertible debt	(28,586)
Fair value mark to market adjustment - warrants	(5,595)
Balance - December 31, 2013	2,751,504
Fair value at the commitment date - convertible debt	2,817,945
Fair value mark to market adjustment - convertible debt	(422,930)
Reclassification of derivative liabilities to additional paid in capital	(214,769)
Fair value mark to market adjustment - warrants	(10,972)
Balance - September 30, 2014	$4,920,778

The fair value at the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2014:

	Remeasurement Date	Commitment Date

Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	1.16 - 4.74 years	2 - 5 years
Risk free interest rate	0.58% - 1.78%	0.40% - 1.68%

Table of Contents	19

Note 7 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The debt discount recorded in 2014 and 2013 pertains to convertible debt and warrants issued that contain ratchet features that are required to bifurcated and reported at fair value.

Debt discount is summarized as follows:

Debt discount - net - December 31, 2012	$—
Debt discount	1,925,191
Amortization expense - 2013	(92,301)
Debt discount - net - December 31, 2013	1,832,890
Debt discount	2,249,459
Amortization expense - 2014	(1,099,400)
Debt discount - net - September 30, 2014	2,982,949

Note 8 Debt Issue Costs

Debt issue costs are summarized as follows:

Debt issue costs - net - December 31, 2012	$—
Debt issue costs	247,197
Amortization expense - 2013	(11,986)
Debt issue costs - net - December 31, 2013	235,211
Debt issue costs	69,944
Amortization expense - 2014	(103,388)
Debt issue costs - net - September 30, 2014	$201,767

Note 9 Stockholders Deficit

(A) Common Stock

In 2014, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share

Recognition of unvested share compensation - Related Party	(1)	—	$46,875	$—
		—	$46,875	$—

Table of Contents	20

The following is a more detailed description of the Company’s stock issuance from the table above:

(1) Services Rendered - Related Party

The Company’s Chief Executive Officer received 1,250,000 shares as a sign on bonus. There are no future service requirements and there are no claw back or forfeiture rights associated with this stock grant. The shares are valued based on a recent third party cash offering of convertible debt containing an exercise price of $0.25/share. See Note 10(B) for additional discussion.

(B) Stock Options

On September 3, 2013, the Company issued 300,000 stock options, having a fair value of $66,785, which was expensed immediately since all stock options vested immediately.  These options expire on September 2, 2018 (5 years). All options were granted to Board Directors for services rendered, and included as a component of general and administrative expense, as a result, these grants were considered related party transactions.

Of the total options granted, 100,000 were cancelled in February 2014 as a Board Director resigned.

The following is a summary of the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding - December 31, 2013	—	$—	—
Granted	300,000	0.375	5.00
Exercised	—	—	—
Forfeited or Canceled	(100,000)	—	—
Outstanding - September 30, 2014	200,000	0.375	3.93
Exercisable - September 30, 2014	200,000

(C) Stock Warrants

All warrants issued during 2014 and 2013 were accounted for as derivative liabilities as the warrants contained a ratchet feature. See Note 6.

During 2013, the Company issued 6,738,884 warrants. Of the total warrants granted, 4,338,884 expire 5 years from issuance, while 2,400,000 expired on December 31, 2013.

Of the total warrants granted during 2013, 6,614,801 were granted to third parties, while 124,083 were granted to related parties, consisting of the Company’s Chief Executive Officer.

During 2014, the Company issued 5,390,100 warrants. The warrants granted expire 5 years from issuance on various dates during 2019.

Of the total warrants granted during the 9 months ended September 30, 2014, 4,740,100 were granted to third parties, while 650,000 were granted to related parties, consisting of the Company’s Chief Executive Officer.

Table of Contents	21

During 2013, the Company entered into convertible, secured note agreements. As part of these agreements, the Company issued warrants to purchase 3,672,134 shares of common stock. The warrants vest immediately and expire November 26, 2018, with an exercise price of $0.375.

During 2013, the Company issued 3,066,750 warrants for services performed. The warrants vest immediately and expire on December 31, 2013 through November 25, 2018, with exercise prices ranging from $0.001 - $0.375.

During 2014, the Company entered into convertible, secured note agreements. As part of these agreements, the Company issued warrants to purchase 5,390,100 shares of common stock. The warrants vest immediately and expire on various dates in 2019, with an exercise price of $0.375.

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2012	—	$—
Granted	6,738,884	0.242	5.00
Exercised	(1,400,000)	—
Cancelled/Forfeited	(1,000,000)	—
Balance, December 31, 2013	4,338,884	0.242	4.9
Granted	5,390,100	0.375	5.00
Exercised	—	—	—
Cancelled/Forfeited	—	—
Balance, September 30, 2014	9,728,984	0.375	4.4

In May 2014, the Company received $1,000 in connection with a warrant exercise of 1,000,000 warrants that had been assigned from one investor (originally held 2,400,000 and exercised 1,400,000 in 2013). There is was no additional compensation expense recorded on this transaction.

Note 10 Commitments

(A) Licensing and Royalty Agreement

In 2011, the Company executed a trademark licensing agreement with General Electric (“GE”), which allows the Company the right to market ceiling light and fan fixtures, with the Company’s Technology installed displaying the GE logo. In addition, The GE trademark license agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE logo.

The agreement expires on November 30, 2018.

The license is non-transferable and cannot be sub licensed. Various termination clauses are applicable, however, none were enforceable as of September 30, 2014 and December 31, 2013, respectively.

On August 13, 2014, the Company entered into an amendment pertaining to its royalty obligations. Under the terms of the agreement, the Company will compute royalty liabilities, if any, as follows:

Table of Contents	22

Net Sales in Contract Year	Percentage of the Contract Year Net Sales owed to GE

$0 - $50,000,000	7%
$50,000,001 - $100,000,000	6%
$100,000,001+	5%

For Net Sales Made	Payment Due Date

December 1 - February 28/29	26-Mar
March 1 - May 30	26-Jun
June 1 - August 31	26-Sep
September 1 - November 30	26-Dec

The term shall carry a royalty minimum of $12,000,000. If licensee does not pay GE a cumulative royalty of $12,000,000 over the term of the agreement, the difference between $12,000,000 and all prior payments would be due on December 31, 2018.

(B) Employment Agreement - Chief Executive Officer

On November 15, 2013, the Company executed an employment agreement that commenced January 1, 2014 and expires on December 31, 2018.

Under the terms of the agreement, the Company granted 1,250,000 shares of common stock, having a fair value of $312,500. 500,000 shares vested on November 15, 2013 (see Note 10 (A) (2); the remaining 750,000 shares vest evenly, (250,000 shares) each on December 31, 2014, 2015 and 2016.

The Chief Executive Officer will also receive:

•	Annual salary of a minimum $150,000,
•	Additional cash compensation based on various thresholds and/or milestones tied to the Company meeting various revenue goals; none of which occurred as of the date of this report; and
•	5 year stock options equal to 1 ½% of quarterly net income, a strike price will be determined on the grant date, which as of the date of this report has not yet occurred.

(C) Consulting Agreement

On December 1, 2013, the Company executed a 3 year consulting agreement with a Non-Executive Chairman, having the following terms:

•	Annual salary of a minimum $150,000; and
•	Cash, stock or 5 year stock options (cashless exercise option by holder) equal to ½% of Company’s annual gross revenue (sales less returns and discounts), a strike price will be determined on the grant date, which as of the date of this report has not yet occurred.

Table of Contents	23

On June 24, 2014, the Company executed a 2 year consulting agreement at a monthly fee of $6,500 and a one-time issuance of 250,000 stock options with a strike price of $0.375. As of September 30, 2014, the term, vesting provisions and other terms of the options are still being negotiated; as a result, these options are not considered issued and outstanding.

(D) Operating Lease

In January 2014, the Company executed a 39 month lease for a corporate headquarters. The Company paid a security deposit of $27,020.

The minimum rent obligations are approximately as follows:

2014 (9 months)	$21,000
2015	84,000
2016	84,000
2017	28,000
Total	$217,000

Note 11 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $3,349,066 and net cash used in operations of $1,338,612 for the 9 months ended September 30, 2014; and a working capital deficit and stockholders’ deficit of $4,031,249 and $5,487,611 respectively, at September 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including convertible debt and/or other term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company’s currently available cash along with anticipated revenues may not be sufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 12 Subsequent Events

On October 15, 2014, the Company entered into a sublease agreement to sublease its previous office space through March 31, 2017.  In connection with the sublease, the Company collected $34,981 as a security deposit.

On October 24, 2014, the Company executed a 53 month lease for a corporate headquarters with a base rent of $97,266 escalating annually through 2019. The Company paid a security deposit of $1,914.

Table of Contents	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained in Part I, Item 1 of this report.

Forward-Looking Statements

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” any filings we have made with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Our Company, History and Operations

Safety Quick Light LLC was incorporated in the State of Florida on May 14, 2004. On November 6, 2012, the Company’s board of directors converted Safety Quick Light LLC into Safety Quick Lighting & Fans Corp. We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes.

Our patented technology consists of a fixable socket and a revolvable plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug includes a second structural element allowing it to revolve and a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. Once attached to an electric junction box, the socket can support fixtures weighing up to 50 pounds, or up to the weight limit of the electric junction box, if lower than 50 pounds. The plug is designed to be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is hereinafter referred to as the “SQL Technology”.

Safety Quick Light LLC began marketing the SQL Technology in 2007 for installation of light fixtures and ceiling fans during manufacturing and as a kit for installing the SQL Technology in existing light fixtures and ceiling fans. Our management team determined that it could improve our gross margins if we were to market light fixtures and ceiling fans with the plug technology already installed on fixtures instead of marketing the SQL Technology as an add-on device (the “New Business Model”). To implement this New Business Model, during the first quarter of 2010, our management discontinued marketing the SQL Technology as an add-on device; however, existing orders were honored through 2010 and 2011, resulting in revenues and other financial activity in 2012.

Table of Contents	25

Company management then took the next step in furtherance of its New Business Model and sought the endorsement of the SQL Technology from General Electric Company (“GE”). During 2010 and 2011, GE tested the SQL Technology and in June 2011, GE and SQL Lighting & Fans, LLC, a subsidiary of the Company, entered into a trademark licensing agreement (the “License Agreement”) under which SQL Lighting & Fans, LLC was licensed to use the GE monogram logo on its devices and certain other trademarks on its ceiling fans and light fixtures through December 31, 2017. The License Agreement requires the Company to pay a percent of revenue generated on our products using the GE monogram logo as a license fee, including a minimum license fee payment during the term. The License Agreement was amended in April 2013 to extend its term through December 31, 2017 and to revise the required minimum license fees, and in July 2014 to remove minimum license fees for 2014. The License Agreement was further amended in August 2014 to (i) establish the Contract Year as beginning on December 1 and ending on November 31, (ii) extend the term through November 30, 2018, (iii) provide that no royalties were due for the period prior to 2013, (iv) provide that royalties of $400,000 were due for the period from January 1, 2013 through November 30, 2013, (v) set forth a new royalty calculation beginning December 1, 2013 and continuing through the term of the License Agreement based on a tiered percentage of net sales in each Contract Year, and (vi) provide that the Company must pay to GE a royalty minimum of $12,000,000 in the aggregate during the term of the License Agreement, rather than annual minimum license fees.

In furtherance of our New Business Model, the Company has taken other steps, including the development of trade distribution channels with key retailers, corporate restructuring, establishing and obtaining authorizations for our third party manufacturers to produce the SQL Technology, and raising the necessary capital resources to fully implement its New Business Model. For additional information concerning our history and New Business Model, see our Prospectus filed on October 23, 2014 with the SEC pursuant to Rule 424(b)(3).

Results of Operations

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

	For the Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

General and administrative expenses	481,922	38,790	443,132	1142%
Loss from Operations	(481,922)	(38,790)	(443,132)	1142%
Other Income / (Expense)	(593,776)	(17,179)	(576,597)	3356%
Net Loss	$(1,075,698)	$(55,969)	(1,019,729)	1822%
Net loss per share - basic and diluted	$(0.03)	$(0.00)
Weighted average shares outstanding - basic and diluted	35,645,607	32,600,000

General and Administrative Expenses

Total G&A expenses increased to approximately $482,000 for the three months ended September 30, 2014 from approximately $39,000 for the three months ended September 30, 2013, a change of $443,132 or 1,142%.

Table of Contents	26

The primary increases were attributable to the following:

·	Professional fees and consulting fees increased to approximately $235,000 for the three months ended September 30, 2014 from $6,000 for the same period the prior year. The increased costs primarily relate to the completion of the Company’s 2012 and December 31, 2013 audits and its registration statement on Form S-1 and filed with the SEC on August 1, 2014, as amended (the “Registration Statement”).
·	Salaries and wages increased to approximately $103,000 for the three months ended September 30, 2014 from $0 for the same period the prior year.
·	Rent increased to approximately $20,000 for the three months ended September 30, 2014 from $300 for the same period the prior year.

Loss from Operations

Loss from operations increased to approximately $482,000 for the three months ended September 30, 2014 from approximately $39,000 for the three months ended September 30, 2013. The primary increase related to the increase in professional fees, consulting fees and salaries as discussed above.

Other Income (Expense)

Total other expenses increased to approximately $594,000 for the three months ended September 30, 2014 from approximately $17,000 for the three months ended September 30, 2013, a change of $576,597 or 3,356%.

The primary increases were attributable to the following:

·	The recording of interest expense of approximately $701,000 during the three month period ending September 30, 2014 as compared to approximately $17,500 during the same period in 2013, which also includes amortization of debt issue costs and debt discount as well as third party bank debt.
·	The debt issue costs and debt discount are derived from the issuance of convertible debt and warrants issued in 2013 and 2014 which are treated as derivative liabilities. There was only bank debt related interest in 2013 and 2014.
·	During the three months ended September 30, 2013, the Company recorded a change in fair value of derivative liability of approximately $0 compared to $(209,235) during the three months ended September 30, 2014. This change reflects the Company's fair value mark to market adjustment.
·	Given the delays in the filing of the registration statement and effectiveness, during the three months ended September 30, 2014 the Company recorded penalties of $102,470.

Net Loss and Net Loss per Share

For the reasons described above, the Company's net loss and net loss per share for the three months ended September 30, 2014 was approximately $1,076,000 and $0.03 per share; as compared to the three months ended September 30, 2013 when the net loss was approximately $56,000 and $0.00 per share.

Inflation did not have a material impact on operations for the three months ended September 30, 2014 and 2013.

Table of Contents	27

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

	For the Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

General and administrative expenses	1,419,989	102,440	1,317,549	1286%
Loss from Operations	(1,419,989)	(102,440)	(1,317,549)	1286%
Other Income / (Expense)	(1,969,754)	(32,710)	(1,937,044)	5922%
Net Loss	$(3,389,743)	$(135,150)	(3,254,593)	2408%
	$(0.10)	$(0.00)
Weighted average shares outstanding - basic and diluted	35,092,872	31,627,374

General and Administrative Expenses

Total G&A expenses increased to approximately $1,420,000 for the nine months ended September 30, 2014 from approximately $102,000 for the nine months ended September 30, 2013, a change of $1,317,549 or 1,286%.

The primary increases were attributable to the following:

·	Professional fees and consulting fees increased to approximately $715,000 for the nine months ended September 30, 2014 from $13,750 for the same period the prior year. The increased costs primarily relate to the completion of the Company’s audits and its Registration Statement as mentioned above.
·	Salaries and wages increased to approximately $326,000 for the nine months ended September 30, 2014 from $0 for the same period the prior year.
·	Rent increased to approximately $57,000 for the three months ended September 30, 2014 from $1,470 for the same period the prior year.

Loss from Operations

Loss from operations increased to approximately $1,420,000 for the nine months ended September 30, 2014 from approximately $102,000 for the nine months ended September 30, 2013, primarily due to the increase in professional fees, consulting fees and salaries as discussed above.

Other Income (Expense)

Total other expenses increased to approximately $1,970,000 for the nine months ended September 30, 2014 from approximately $33,000 for the nine months ended September 30, 2013, a change of 1,937,044 or 5,922%

The primary increases were attributable to the following:

·	The recording of interest expense of approximately $1,516,000 during the nine months ended September 30, 2014 as compared to approximately $33,000 during the same period in 2013, which also includes amortization of debt issue costs and debt discount as well as third party bank debt.
·	The debt issue costs and debt discount are derived from the issuance of convertible debt and warrants issued in 2013 and 2014 which are treated as derivative liabilities. There was only bank debt related interest in 2013 and 2014.
·	During the nine months ended September 30, 2014, the Company recorded a change in fair value of derivative liability of approximately $(433,901) compared to $0 during the nine months ended September 30, 2013. This change reflects the Company's fair value mark to market adjustment.
Table of Contents	28

·	During the nine months ended September 30, 2014, the Company recorded a derivative expense of approximately $568,485 compared to $0 during the nine months ended September 30, 2013.
·	Given the delays in the filing of the Registration Statement and effectiveness, during the nine months ended September 30, 2014, the Company recorded penalties of $320,619.

Net Loss and Net Loss per Share

For the reasons described above, the Company's net loss and net loss per share for the nine months ended September 30, 2014 was approximately $3,389,743 and $0.10 per share; as compared to the nine months ended September 30, 2013 where net loss was approximately $135,000 and $0.00 per share, respectively.

Inflation did not have a material impact on operations for the nine months ended September 30, 2014 and 2013.

Interest Expense

The following table details the Company’s interest expense components:

	Year Ended December 31,		9-Months Ended September 30,
	2013	2012	2014

Interest accrued on Notes outstanding.	$40,026	$4,329	$296,130
Interest on SBA loan with Signature Bank	27,274	31,371	16,659
TOTAL INTEREST EXPENSE – Notes Payable	67,300	35,700	312,789
Amortization of Debt Issue Cost	11,986	—	103,388
Amortization of Debt Discount	92,304	—	1,099,400
	$171,590	$35,700	$1,515,577

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow which may require it to seek additional capital to maintain current operations. In addition, if sales growth is achieved, the Company may be required to enter into financing arrangements to fund its working capital needs. The Company currently has no such financing commitments in place.

On November 26, 2013, the Company completed a first closing of the Notes (as hereinafter defined), generating aggregate gross proceeds of $2,000,000. In addition to the sale of the Notes, holders of $244,133 of the Company’s debt and accrued but unpaid interest agreed to convert the debt into the Notes. As a result, at September 30, 2014, the Company has a total of $2,244,133 of the Notes issued and outstanding. The net proceeds from the sale of the Notes were used to satisfy current accounts payable of approximately $32,000; to satisfy a minimum GE license fee of $400,000; to accomplish required retooling for the production of its SQL Technology at manufacturing plants located in the Guangdong province of China costing an estimated $140,000; and for general working capital purposes.

On May 8, 2014 and June 25, 2014, the Company completed a second closing of the Notes, generating aggregate gross proceeds of $2,270,100. The net proceeds from the sale of the Notes were used for general working capital.

The Company had a working capital deficiency of approximately $4,031,249 at September 30, 2014, which includes derivative liabilities of $4,920,778. This compares to a working capital deficiency of approximately $1,810,104 at December 31, 2013, which included derivative liabilities of $2,751,504.

Table of Contents	29

In addition to the operating costs the Company anticipates incurring in the execution of its business plan, it is also responsible for royalty payments under the License Agreement with GE. The License Agreement provides that royalties due to GE will be tiered, based on a declining percentage of net sales in each Contract Year, paid quarterly, as follows:

Net Sales	Royalty as a Percentage of Net Sales

$0 - $50,000,000	7%
$50,000,001 - $100,000,000	6%
$100,000,001 +	5%

Net Sales Made	Quarterly Payment Due Date
December 1 through February 28/29	26-Mar
March 1 through May 30	26-Jun
June 1 through August 31	26-Sep
September 1 through November 30	26-Dec

The Company is obligated to pay to GE a royalty minimum of $12,000,000 in the aggregate during the term of the License Agreement, which is scheduled to expire on November 30, 2018. If, by November 30, 2018 the total of all royalty payments paid pursuant to the License Agreement does not total at least $12,000,000, the Company must pay to GE the difference between $12,000,000 and the amount of royalties actually paid to GE through the end of the term of the License Agreement.

The Company had no inventory on its balance sheet at September 30, 2014. Company management anticipates minimal, if any inventory of its SQL Technology and ceiling and fan fixtures. Production of the SQL Technology and fixtures will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which the products become the property of the customer. The Company anticipates the need for a financing facility to support accounts receivable and, potentially, inventory as the need arises. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed.

The Company’s cash balance as of September 30, 2014 was $1,745,973. In light of the Company’s projected working capital needs, we may need to seek additional capital, which, if sought, may dilute existing shareholders. There is no guarantee that the Company will be successful in raising additional capital or be successful in the execution of our plans.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans. In the event that the Company does not successfully execute its plans or there is a delay in the execution of its plans, it may need to raise capital through debt and/or equity markets with some additional funding from other traditional financing sources, including convertible debt and/or other term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations, as well as to achieve its strategic objectives.  The Company’s currently available cash along with anticipated revenues may not be sufficient to meet its cash needs for the near future.  If additional capital is needed, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Table of Contents	30

As of September 30, 2014, our primary sources of liquidity was cash of $1,745,973.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $1,338,612, consisting of net loss of $3,389,743, non-cash adjustments reconciling net income to net cash used in operating activities of $1,400,153 and a net use of cash of $650,978 from changes in operating assets and liabilities. The net non-cash adjustments of $1,400,153 were primarily due to the adjustment for amortization of debt discount of $1,099,400, derivative expense of $568,486 and partially offset by the change in fair value of derivative liabilities of (433,902). Changes in operating assets and liabilities, $650,978, were the result of an increase in accounts payable of $722,632 due to accrued professional fees, accrued interest and accrued penalties.

Net cash used in operating activities for the nine months ended September 30, 2013 was $10,705, which consisted of a net loss of $135,150, non-cash adjustments reconciling net income to net cash provided by operating activities of $127,404 mainly comprised of common stock transferred from existing shareholders and a decrease in accounts payable accrued expenses of $2,959.

Investing Activities

Investing activities were a use of cash of $190,095 and $0 for the nine months ended September 30, 2014 and 2013, respectively. These uses of cash were due to purchases of property and equipment and payment of patent costs.

Financing Activities

Net cash provided by financing activities was $2,141,706 for the nine months ended September 30, 2014. This was the result of the issuance of convertible notes payable for $2,270,100, partially offset by $69,944 in direct issue costs paid and repayments of notes of 59,450. Proceeds of $1,000 were also received from the issuance of common stock.

Net cash provided by financing activities was $13,564 for the nine months ended September 30, 2013. This source of cash was due to proceeds from notes payable totaling of $95,701 and repayment of notes totaling $82,137.

We had cash and cash equivalents of $1,745,973 as of September 30, 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Table of Contents	31

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We do not believe the adoption of this update will have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Valuation of Long-Lived Assets and Identifiable Intangible Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value.

Intangible Asset - Patent

The Company developed a patent for an installation device used in light fixtures and ceiling fans. Costs incurred for submitting the applications to the United States Patent and Trademark Office for these patents have been capitalized. Patent costs are being amortized using the straight-line method over the related 15 year lives. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office.

Table of Contents	32

The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and an unfavorable outcome of litigation could result in a material impairment charge up to the carrying value of these assets.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Table of Contents	33

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860-10 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Stock-Based Compensation - Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement memorandum (based on sales to third parties) (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
Table of Contents	34

·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
Table of Contents	35

·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Revenue Recognition

The Company derives revenues from the sale of a patented device.

Revenue is recorded when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Sales

Cost of sales represents costs directly related to the production and third party manufacturing of the Company’s products.

Product sold is typically shipped directly to the customer from the third party manufacturer; costs associated with shipping and handling is shown as a component of cost of sales.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Table of Contents	36

Facilities

Effective on November 1, 2014, our corporate offices will be located at One Point Royal, 4400 North Point Parkway, Suite 154, Atlanta, Georgia, 30022 pursuant to the terms of an Office Lease that we entered into on October 24, 2014. The Office Lease is a 53 month lease having a total base rent of $97,266, payable by monthly rental payments that escalate annually through 2019. Upon signing, the Company paid a security deposit of $1,914.

In addition, we entered into a Sublease Agreement on October 15, 2014 to sublet our previous office space at One Buckhead Plaza, 3060 Peachtree Road, Suite 390, Atlanta, Georgia 30305 through March 31, 2017. In connection with the Sublease Agreement, the Company collected $41,977.50 upon signing as a security deposit and for the first months’ rent.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

Evaluation of Controls and Procedures

With the participation of our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Principal Executive Officer and Principal Accounting Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weakness: due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting. We plan to rectify this weakness by hiring additional accounting personnel.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	37

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2013, May 8, 2014 and June 25, 2014 we completed an offering (the “Notes Offering”) of our 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or our 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of September 30, 2014, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one year anniversary of said date, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2%. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The Notes are convertible into shares of our common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on our intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and June 25, 2014, as applicable, by and between us and each Investor (the “Security Agreement”).

Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase our common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). Investors of the 12% Notes received Warrants with 25% coverage based on a pre-determined valuation of the Company. Investors of the 15% Notes received Warrants with 15% coverage based on the pre-determined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Warrants with a bonus 40% coverage (“Bonus Coverage”); however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Warrants may be exercised by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant.

In connection with the Notes Offering, we entered into Registration Rights Agreements, each dated as of November 26, 2013, May 8, 2014 and June 25, 2014 and each by and between us and each of the Investors (collectively, the “Registration Rights Agreements”) whereby we agreed to prepare and file a registration statement with the SEC within sixty (60) days after execution of the applicable Registration Rights Agreement and to have the registration statement declared effective by the SEC within ninety (90) days thereafter.

The Registration Statement covering our common stock, into which the Notes may be converted, was first filed on August 1, 2014, and declared effective by the SEC on October 22, 2014.

Table of Contents	38

Because we were unable to file a registration statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or June 30, 2014, we are in default under such Registration Rights Agreements (the “Filing Default Damages”). Pursuant to the Registration Rights Agreement, the Filing Default Damages mandate that the Company shall pay to the Investors, for each thirty (30) day period of such failure and until the filing date of the registration statement and/or the common stock may be sold pursuant to Rule 144, an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% percent of the aggregate gross proceeds paid by the Investors for the Notes. The maximum liquidated damages shall be equal to 15% of the aggregate gross proceeds received by the Company in connection with the issuance of the Notes and Warrants. If the Company fails to pay any partial liquidated damages in full within five (5) days of the date payable, the Company shall pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Investors, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Because we were unable to have a registration statement declared effective pursuant to the terms of the Registration Rights Agreements dated as of November 26, 2013, we are in default under such Registration Rights Agreements (the “Effectiveness Default Damages”). Pursuant to the Registration Rights Agreement, the Effectiveness Default Damages mandate that, unless the delay in effectiveness is the result of a comment from the SEC relating to Rule 415 and the Company is working diligently to resolve such comment, the interest rate due under the Note corresponding to such Registration Rights Agreement will increase 2% above the then effective interest rate of such Note, and shall continue to increase by 2% every 30 days until a registration statement is declared effective, or until the rate due under such Note reaches the maximum rate permitted by law.

As of August 1, 2014, the date the Company first filed the Registration Statement relating to the Notes and the date that Filing Default Damages stopped accruing, the Filing Default Damages to be paid by the Company to the Investors are $271,733. As of October 22, 2014, the date the Registration Statement was declared effective, the interest rate due under the 12% Notes and 15% Notes dated as of November 26, 2013 is 24% and 27%, respectively, as a consequence of the Effectiveness Default Damages.

Information concerning the use of proceeds from the Notes can be found in the subsection titled “Liquidity and Capital Resources” found in Part I, Item 2 above, which is incorporated by reference into this Part II, Item 2.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

Effective on November 1, 2014, our corporate offices will be located at One Point Royal, 4400 North Point Parkway, Suite 154, Atlanta, Georgia, 30022 pursuant to the terms of an Office Lease that we entered into on October 24, 2014. The Office Lease is a 53 month lease having a total base rent of $97,266, payable by monthly rental payments that escalate annually through 2019. In addition, we entered into a Sublease Agreement on October 15, 2014 to sublet our previous office space at One Buckhead Plaza, 3060 Peachtree Road, Suite 390, Atlanta, Georgia 30305 through March 31, 2017.

The above summary of the Office Lease and Sublease Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Office Lease and Sublease Agreement, which are filed as Exhibit 10.1 and Exhibit 10.2 hereto, respectively, each being herein incorporated by reference.

Table of Contents	39

Item 6. Exhibits

10.1	Office Lease dated October 24, 2014 between the Company and Highwoods DLF 98/29, LLC.

10.2	Sublease Agreement dated October 15, 2014 between the Company and Stableford Capital, LLC.

31.2	(1) Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(2) Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(2) Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2) Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.
(Registrant)

Dated:	November 14, 2014	By:	/s/ Rani Kohen
Rani Kohen, Chairman of the Board of Directors
(Principal Executive Officer and Principal Accounting Officer)

Table of Contents	41