Form 10-K
period 2014-12-31
Safety Quick Lighting & Fans Corp.
filed 2015-03-31
CIK 1598981

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

Commission File Number: 333-196735

SAFETY QUICK LIGHTING & FANS CORP.

(Exact name of registrant as specified in its charter)

Florida	46-3645414
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

  4400 North Point Parkway, Suite 154, Alpharetta, GA 30022

(Address, including zip code, of principal executive offices)

(770) 754-4711
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate value of the registrant’s common stock held by non-affiliates of the registrant was $10,628,394 on March 15, 2015, based on the conversion price of the Company’s Secured Convertible Promissory Notes dated June 25, 2014.

As of March 15, 2015, the registrant had 35,750,000 shares of common stock outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company”, “we”, “us”, and “our” or similar terms are to “Safety Quick Lighting & Fans Corp.”

FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

PART I

ITEM 1. BUSINESS

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. Our main technology consists of a fixable socket and a revolvable plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve and a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this report.

Products

We manufacture and sell ceiling fans and lighting fixtures branded with General Electric’s logo and manufactured under their strict guidance. Our ceiling fans and lighting fixtures offer unique designs, and are manufactured with and without the SQL Technology.

The SQL Technology is an attachment fitting plug and mounting receptacle used to install lighting fixtures and ceiling fans. The SQL Technology replaces the traditional mounting bar found in existing electrical junction boxes, converting the mounting system into a weight bearing plug with no exposed wires. Our technology could transform the lighting fixture and ceiling fan industry. Using the SQL Technology, anyone can safely install lighting fixtures and ceiling fans in minutes. Professional electricians as well as “Do it Yourself” installers will benefit from our technology. The SQL Technology is Underwriters Laboratories (UL) listed for USA and Canada and is licensed by General Electric Company (“GE”).

Our SQL Technology is comprised of two parts: a ‘female’ socket receptacle that is secured to existing electrical junction boxes, into which electrical and ground wires are simply inserted and secured into terminals on the device, and a ‘male’ plug fitting that is preinstalled on the lighting fixture or fan. The receptacle is easily attached to the junction box, and any lighting fixture or fan with the SQL Technology can be literally installed in seconds. Our manufacturing plan calls for the SQL Technology to be pre-installed in all types of lighting fixtures, including holiday themed lighting, and ceiling fans. Once attached to the electric junction box, the SQL Technology is certified to support light fixtures that are plugged-in weighing up to 50 pounds and ceiling fans that are plugged-in weighing up to 35 pounds, or up to the weight limit of the electric junction box, if lower than the certified weight.

We have been working with several well established factories producing ceiling fans and lights in China. Many of these factories have been in business for over 20 years and follow strict human rights and sustainability protocols.

Corporate History and Information

Safety Quick Light LLC was incorporated in the State of Florida on May 14, 2004. On November 6, 2012, the Company’s board of directors (our “Board”) converted Safety Quick Light LLC into the Company, Safety Quick Lighting & Fans Corp. Our principal executive offices are located at 4400 North Point Parkway, Suite 154, Alpharetta, Georgia, 30022 and our telephone number is (770)754-4711. Our web address is http://www.safetyquicklight.com.

Table of Contents	1

Strategy

Safety Quick Light LLC began marketing the SQL Technology in 2007 for installation of light fixtures and ceiling fans during manufacturing and as a kit for installing the SQL Technology in existing light fixtures and ceiling fans. Our management team determined that it could improve its gross margins if it were to market light fixtures and ceiling fans with its plug technology already installed on fixtures instead of marketing the SQL Technology as an add-on device (the “New Business Model”). During the first quarter of 2010, the Company’s management took the first of several steps toward implementing its New Business Model, and discontinued marketing the SQL Technology as an add-on device; however, existing orders were honored through 2010 and 2011, resulting in revenues through 2012.

Company management then took the next step in furtherance of its New Business Model and sought the endorsement of the SQL Technology from GE. During 2010 and 2011, GE tested the SQL Technology and in June 2011, GE and SQL Lighting & Fans, LLC, a subsidiary of the Company, entered into a trademark licensing agreement (the “License Agreement”) under which SQL Lighting & Fans, LLC was licensed to use the GE monogram logo on its devices and certain other trademarks on its ceiling fans and light fixtures through December 31, 2017. The License Agreement requires the Company to pay a percent of revenue generated on our products using the GE monogram logo as a license fee, including a minimum license fee payment during the term.

The License Agreement enables the Company to market ceiling fans and light fixtures with and without the SQL Technology using the GE logo. The License Agreement imposes certain manufacturing and quality control conditions that we must maintain. In addition to marketing ceiling fans and light fixtures under the GE logo and trademarks, the Company has the right to offer private label ceiling fans and light fixtures with its technology installed to retailers that market private label products.

In furtherance of its New Business Model, the Company sought to establish trade distribution channels with key retailers. In July 2012, the Company entered into a sales and marketing agreement with Design Solutions International, Inc. (“DSI”), a privately held, lighting industry design and marketing firm. In November 2013 and in May and June 2014, the Company obtained the capital resources necessary to implement its New Business Model through the Notes Offering. See Item 5, Recent Sales of Unregistered Securities, beginning on page 7.

The Company’s New Business Model entails the use of third party manufactures to produce the SQL Technology and the ceiling fans and light fixtures in which SQL Technology is imbedded. The manufacturers currently used by the Company are located in the Guangdong province of China and, as required by the Licensing Agreement with GE, must be approved by GE to ensure quality standards are met. To further ensure that quality specifications are maintained, the Company maintains an office in the Guangdong province staffed with GE trained auditors who will regularly inspect its products produced by the third party manufacturers.

Through 2014, we worked on the final steps to implement our New Business Model. The Company has obtained the necessary qualification and approval of the third party manufacturer’s facilities. The Company and DSI have also been actively presenting the Company’s product lines to key retailers during 2014. The Company continues to develop renderings and samples of new ceiling fan and light fixture designs with the SQL Technology embedded in the product for sale to retailers. The new items are being presented to the retailers as GE-branded fans and lighting, and the retailers are currently reviewing these new fan designs for inclusion into their upcoming programs. The Company is actively marketing and selling the SQL Technology via its New Business Model in 2015.

Table of Contents	2

Industry Overview

We currently face competition from traditional ceiling lighting and fan technologies. There are numerous traditional ceiling light and fan manufacturing companies, worldwide, many of which are significantly larger than us. Traditional ceiling lighting and fan technologies have the advantage of a long history of market acceptance and developed relationships with retailers and distributors. We will actively seek to educate our target markets as to the advantages of our technology compared to traditional installation methods, and we believe the achievement of this objective is critical to our future. Although our technology is proprietary and patent protected, there can be no assurance that a large conventional lighting company will not invent a competing technology that offers similar installation efficiencies and enter the market and utilize its resources to capture significant market share and adversely affect our operating results.

We believe our products with the SQL Technology can effectively compete against traditional lighting in the areas of installation, maintenance and safety. The SQL Technology offers the advantage of ease of installation and replacement. This feature is superior to other lighting systems, which can require the service of professional electricians to install and remove. Once SQL’s socket is correctly installed in a ceiling or wall electrical junction box, there is no exposure to live electrical wires resulting in an additional advantage in the area of safety. Furthermore, the installation of our socket, which weighs approximately four (4) ounces, requires significantly less work and exertion compared to traditional ceiling light or fan fixtures, which ordinarily weigh in excess of ten (10) pounds.

There is significant competition in the ceiling lighting and fan market place; however, we believe we have a competitive advantage due to the strength of our SQL Technology. This competitive advantage extends to customers both in the residential as well as the commercial markets. The SQL Technology is patented or trademarked in the United States of America, Canada, Mexico, Hong Kong, China, and Australia. The Company faces competitive forces from traditional approaches towards ceiling lighting and fans installations. While it is unclear whether SQL’s unique technology will gain significant market penetration, the Company believes that its safety and installation efficiency features will gain market acceptance since it significantly reduces the time necessary to install such fixtures and, after a one-time installation of the socket component, eliminates further exposure to electrical wires when used in conjunction with fixtures in which the plug is installed.

To further bolster the Company’s competitive position, it has engaged the support of DSI, a lighting design and marketing firm whose existing customer base includes Walmart, Costco, The Home Depot, BJ’s Wholesale Club, Sam’s Club and other major retailers throughout North America. DSI’s management boasts an average of 25-years’ experience in the lighting industry with leading manufacturers such as Catalina Lighting, Zellers, Dana Lighting and Lite Factory among others. DSI will provide sales and marketing support in North America and sourcing and production management support in China. In addition to DSI’s sales and marketing support, the Company’s products will also be sold through GE’s lighting sales group as a condition of it License Agreement. The Company believes the combination of DSI and GE sales support will enable it to effectively compete in the ceiling lighting and fan market.

Customers

We market our product to retailers and other customers who purchase large quantities of ceiling fans and lighting fixtures.  This includes large “big box” retailers, such as Walmart, Costco, The Home Depot, Sam’s Club and BJ’s Wholesale Club.  Our target customers initially place small orders of new products to determine the potential consumer demand.  When our target customers are able to gauge consumer demand and, if it is assessed that consumer demand warrants larger orders, our target customers are expected to purchase additional products to accommodate anticipated consumer demand.

We also market our products to commercial property and institutional property managers and developers.  We believe that this market will benefit from the time saved in installing fixtures and the safety features achieved from the elimination of exposed electrical wires once the SQL Technology socket is installed in the junction box.

Table of Contents	3

As the Company did not generate revenue during the years 2014 and 2013, no customer accounted for more than 10% of our sales; however, in 2012, as the Company was transitioning out of its previous business model, one customer represented the bulk of the Company’s revenue.

Intellectual Property

We have developed a proprietary technology, the SQL Technology, that we believe provides us with a competitive advantage in the lighting and ceiling fan fixture marketplace. We protect the SQL Technology through the use of an intellectual property protection strategy that is focused on patent protection. As of March 15, 2015, we have three issued U.S. patents relating to our quick connect device for electrical fixtures. We also have patents in China (two issued patents) and India (one issued patent and one pending patent application), which protect different aspects of the same SQL Technology as the three issued U.S. patents. The Company sought intellectual property protection of its SQL Technology in China due to its current manufacturing operations and prospective sales in China’s market, and sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of SQL Technology and potential operations of the Company. We intend to maintain this intellectual property protection for the SQL Technology.

The issued patents are directed to various aspects of our plug and socket combination that comprise the quick connect device. The issued patents provide patent protection for our quick connect device, regardless of the electrical fixture used with the quick connect device. As further innovations are developed, we intend to seek additional patent protection to enhance our competitive advantage.

Employees

As of March 15, 2015, we had three full time employees in the United States of America and three full time employees in the Peoples Republic of China. We have not experienced any work stoppages and consider our relations with our employees to be good.

In addition to these salaried employees, the Company’s non-executive Chairman of the Board, Rani Kohen, serves as a paid consultant to the Company on operational activities. Mr. Kohen is the founder of Safety Quick Lighting & Fans Corp. and previously served as its Chief Executive Officer.

Seasonality

Retailers purchase ceiling fans for early spring and summer sales. As a result we will sell more of that product in the October through February time period. Our lighting products do not lend themselves to seasonal purchases. During periods of economic expansion or contraction our sales by quarter may vary significantly from this seasonal pattern.

Overview and Recent Developments

After our year ended December 31, 2014, we shipped our first products and recorded our first sales under the New Strategy. The sales were to a large retail operation and consisted of ceiling fans with the GE brand. These fans did not contain the SQL Technology, however it represented a significant milestone in the development of customer relationships with large retailers.

In February 2015, we received an updated Underwriters Laboratories (UL) Listing for the SQL Technology. This listing will expand the type of products that we will be able to use with the SQL Technology. This listing expanded the voltage and amperage that our product is rated for and will allow for additional fixtures, such as heating elements to be incorporated into our ceiling fans.

Table of Contents	4

Subsequent to year end, we entered into an Agreement and Waiver with most of the holders of our Notes (as defined in Item 5) dated November 26, 2013, whereby they agreed to extend the payment of interest due under the Notes through February 24, 2015, and in exchange received additional interest of 12% on the interest that was due to them through November 26, 2014. In January 2015, we also invited the holders of our Notes dated November 26, 2013 and May 8, 2014 to elect to convert interest due to them and certain other penalties into shares of the Company’s common stock at a price of $0.25 per share. As of March 15, 2015 the Company received elections from holders of the Notes to issue 1,601,243 shares of its common stock to Investors in exchange for the additional interest, the interest due and/or certain other penalties totaling $400,310. The ultimate objective of these actions was to conserve capital for ongoing operations and to satisfy and obtain customer purchase orders. See Item 5, Recent Sales of Unregistered Securities, beginning on page 7.

Government and Environmental Regulation

Our facilities and operations are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liabilities on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. Our leased real property may give rise to such investigation, remediation and monitoring liabilities under environmental laws. In addition, anyone disposing of certain products we distribute, such fluorescent lighting, must comply with environmental laws that regulate certain materials in these products.

We believe that we are in compliance, in all material respects, with applicable environmental laws. As a result, we do not anticipate making significant capital expenditures for environmental control matters either in the current year or in the near future.

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies.

Section 107(b) of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are $1 billion, as adjusted, or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Table of Contents	5

ITEM 2. PROPERTIES

Our corporate offices are located at 4400 North Point Parkway, Suite 154, Alpharetta, Georgia. The monthly rent related to our lease is $957 per month, subject to increases in subsequent years. The Company had previously rented office space located at One Buckhead Plaza, 3060 Peachtree Road, Suite 390, Atlanta, Georgia 30305. The Company is currently subleasing this space through March 31, 2017. We do not own any property or land. We believe that our facilities are adequate for our current needs and that, if required, we will be able to locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters

ITEM 3. LEGAL PROCEEDINGS

We are not party, nor is our property subject, to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for our common stock. Although our common stock is not currently listed on a public exchange, we have applied to have our common stock quoted on an over-the-counter marketplace. Although we anticipate receiving approval shortly, there can be no assurance that our application for quotation will be approved. In the event our application is approved, we will need to comply with ongoing reporting requirements.

Our common stock may never be quoted on an over-the-counter marketplace or, even if quoted, a liquid or viable market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

As of March 15, 2015, there were approximately 48 holders of record of the Company’s common stock.

As of March 15, 2015, 500,000,000 shares of common stock, no par value per share, and 20,000,000 shares of preferred stock, no par value per share, were authorized. As of March 15, 2015, there were 35,750,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

As of March 15, 2015, 27,785,919 shares of our common stock were subject to convertible notes or warrants to purchase our common stock. 750,000 shares of our common stock were restricted subject to vesting; 200,000 shares of common stock issuable upon the exercise of options which had not vested as of the date of this report and will not vest within 60 days and/or contain performance-based vesting conditions, are not covered by this report.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 26, 2013, May 8, 2014 and June 25, 2014 we concluded closings of the offering of our 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or our 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act (collectively, the “Notes Offering”). The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of March 15, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one year anniversary of said date, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2%. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the Notes are convertible into shares of our common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on our intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and June 25, 2014, as applicable, by and between us and each Investor (the “Security Agreement”).

Table of Contents	7

Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase our common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). Investors of the 12% Notes received Warrants with 25% coverage based on a pre-determined valuation of the Company. Investors of the 15% Notes received Warrants with 15% coverage based on the pre-determined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Warrants with a bonus 40% coverage (“Bonus Coverage”); however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Warrants may be exercised into our common stock by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant.

In connection with the Notes Offering, we entered into Registration Rights Agreements, each dated as of November 26, 2013, May 8, 2014 and June 30, 2014 and each by and between us and each of the Investors (collectively, the “Registration Rights Agreements”) whereby we agreed to prepare and file a registration statement with the SEC within sixty (60) days after execution of the applicable Registration Rights Agreement and to have the registration statement declared effective by the SEC within ninety (90) days thereafter. (the “Registration Statement”). The Registration Statement covered shares of our common stock, including shares of our common stock underlying the Notes, Warrants and certain other options and warrants.

Because we were unable to file a Registration Statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, we were in default under such Registration Rights Agreements (the “Filing Default Damages”). Pursuant to the Registration Rights Agreement, the Filing Default Damages mandate that the Company shall pay to the Investors, for each thirty (30) day period of such failure and until the filing date of the Registration Statement and/or the common stock may be sold pursuant to Rule 144, an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% percent of the aggregate gross proceeds paid by the Investors for the Notes. If the Company fails to pay any partial liquidated damages in full within five (5) days of the date payable, which is the Note maturity date, the Company shall pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Investors, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

In addition, because we were unable to have a Registration Statement declared effective pursuant to the terms of the Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, we were in default under such Registration Rights Agreements (the “Effectiveness Default Damages”). Pursuant to the Registration Rights Agreement, the Effectiveness Default Damages mandated that the interest rate due under the Note corresponding to such Registration Rights Agreement will increase 2% above the then effective interest rate of such Note, and shall continue to increase by 2% every 30 days until a registration statement is declared effective.

The Company’s Registration Statement was first filed on August 1, 2014, and was declared effective by the SEC on October 22, 2014. The Filing Default Damages stopped accruing on the date the Registration Statement was filed, and the Effectiveness Default Damages stopped accruing on the date it was declared effective. As of August 1, 2014, the date the Company first filed the Registration Statement, the Filing Default Damages to be paid by the Company to the Investors were $271,733. As of October 22, 2014, the date the Registration Statement was declared effective, the interest rate due under the 12% Notes and 15% Notes dated as of November 26, 2013 was 24% and 27%, respectively, as a consequence of the Effectiveness Default Damages.

Table of Contents	8

On December 11, 2014, the Company sent a letter to the Investors holding Notes dated November 26, 2013 (the “2013 Investors”) concerning the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 on the one year anniversary of the date that each 2013 Investor submitted payment for their Note (the “First Interest Payments”). The Company noted the significant progress it had made in 2014, and expressed its preference to conserve working capital to support operations and customer orders. The Company invited the 2013 Investors to convert the First Interest Payments into shares of the Company’s common stock to further this purpose. The Company also asked each 2013 Investor to execute an Agreement and Waiver (the “Agreement and Waiver”), which granted the Company a grace period, deferring the Company’s obligation to make payment of the First Interest Payment and interest that was due under the Note through November 26, 2014 (the “Interest Due”) until February 24, 2015 (the “Extension”), during which time such deferment would not be considered an Event of Default under the 2013 Investor’s Note. In connection with the Extension, subsequent quarterly payments of interest will be determined based on the issuance date of each Note (i.e., November 26, 2013) rather than the date that each 2013 Investor first submitted payment for their Note, the sole purpose and impact of this change being to reduce ongoing costs to administer the Notes. In return for granting the Extension, we offered to capitalize the Interest Due at a rate of 12% (the “Additional Interest”), which was convertible into shares of the Company’s common stock at the conversion price of $0.25 per share as of February 24, 2014, unless the 2013 Investor requested to receive the Additional Interest in cash 15 days prior to the end of the Extension.

On January 23, 2015, the Company sent a letter agreement to the Investors holding Notes dated November 26, 2013 and May 8, 2014, which constituted all Investors with Filing Default Damages or Effectiveness Default Damages due to them pursuant to the Registration Rights Agreements dated as of November 26, 2013 or June 30, 2014 (the “Agreement to Convert”). The Company invited the Investors, as applicable, to elect to convert the Interest Due and/or the Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock at a price of $0.25 per share, and asked each Investor, as applicable, to make such election by acknowledging and returning the letter agreement to the Company.

As of March 24, 2015, twenty-five 2013 Investors returned a signed Agreement and Waiver to the Company, resulting in Additional Interest of $6,532, three 2013 Investors refused to sign the Agreement and Waiver, and three 2013 Investors did not respond to the Company’s letter. One 2013 Investor elected to receive the Additional Interest in cash, and the remaining 2013 Investors who signed the Agreement and Waiver received a total of 25,753 shares of the Company’s common stock in exchange for Additional Interest totaling $6,435.

As of March 24, 2015, out of thirty-four Investors who received an Agreement to Convert, twenty Investors elected to convert the Interest Due, the Filing Default Damages and the Effectiveness Default Damages into shares of the Company’s common stock, six Investors elected to receive cash rather than convert, and eight Investors did not respond to the Company’s invitation. As a consequence, the Company will issue 1,575,490 shares of its common stock to accepting Investors in exchange for Interest Due, Filing Default Damages and Effectiveness Default Damages totaling $393,872.

In total, the Company will issue 1,601,243 shares of its common stock to Investors in exchange for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages totaling $400,310.

Information concerning the use of proceeds from the Notes can be found in the subsection titled “Liquidity and Capital Resources” found in Item 7 below, which is incorporated by reference into this Item 5.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We do not currently have any equity compensation plan.

Table of Contents	9

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Safety Quick Lighting & Fans’ (referred to herein as the “Company”, or “Safety Quick Lighting”, “we”, “our”, “ours” and “us”) revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. Our main technology consists of a fixable socket and a revolvable plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve and a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this Annual Report.

Table of Contents	10

Results Of Operations

Year Ended December 31, 214 compared to the Year Ended December 31, 2013

	For the years ended
	31-Dec-14	31-Dec-13	$ Change	% Change

Revenue	$—	$—	$—	0%

Cost of sales	—	—	—	0%

Gross loss	—	—	—	0%

General and administrative expenses	4,799,696	1,401,435	3,398,261	242%

Loss from Operations	(4,799,696)	(1,401,435)	(3,398,261)	242%

Other Income / (Expense)	(2,005,053)	(1,206,333)	(798,720)	66%

Net Loss	$(6,804,749)	$(2,607,768)	(4,196,981)	161%

Net loss per share - basic and diluted	$(0.20)	$(0.08)

Revenue

The Company had no revenue in 2014 or 2013 because it was transitioning to the New Business model.

Cost of Sales

The Company had no costs of sales in 2014 and 2013 due to the absence of revenue.

Gross Profit

The Company did not have any sales or cost of sales in 2014 and 2013. As a result there was not gross profit or loss.

General and Administrative Expenses

General and administrative expense increased $3,398,261 to $4,799,696 in 2014 from $1,401,435 in 2013.

The increases in the general and administrative expenses were due to the following significant items:

•	$2,000,000 increase in the amount recorded for the GE License Agreement.
•	$381,000 in penalty payments to bondholders for failure to register the shares in accordance with the Notes.
•	$334,000 increase in payroll expense, in 2013 some key employees were not paid for most of the year.
•	$255,000 increase in consulting expenses associated with activities as a public company.
•	$122,000 increase in China operational expenses as the Company went through the GE approval process.
•	$112,000 increase in accounting expenses driven by additional requirements for a public company.
•	$90,000 increase in rent for facilities related to the opening of a corporate office.
•	$63,000 increase in marketing expenses as associated with the SQL Technology.
•	$48,000 increase in travel expenses due to trips to China and investor relation activities.

Table of Contents	11

Further, decreases in certain items of G&A expenses were attributable to the following:

•	$170,000 decrease in option expense, no additional options were issued in 2014.
•	$60,000 decrease in management fees, reflecting a move to salaried positions.

Loss from Operations

Loss from operations represents the change in general and administrative expenses since the Company had no gross profit.

Other Income (Expense)

Total other expenses increased approximately $759,168 to $1,965,196 in 2014 from $1,206,000 in 2013.

The increase in other expense is due to the following significant items:

•	Increase of $1,900,000 in interest expense reflecting a full years interest associated with the November 2013 Notes and the addition of the May 2014 and June 2014 Notes.
•	Decrease of $670,000 in derivative expense associated with the Notes issued in May 2014.
•	Decrease of $100,000 in forgiveness of debt, associated with a 2013 transaction which converted debt instruments to convertible notes.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share in 2014 was approximately ($6,805,000) and $(0.20) per share, respectively, as compared to 2013 where net loss was approximately ($2,608,000) and ($0.08) per share, respectively. Inflation did not have a material impact on operations for the years ended December 31, 2014 and 2013.

Liquidity And Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow which may require it to seek additional capital to maintain current operations. In addition, if sufficient sales growth is achieved, the Company may be required to enter into financing arrangements to fund its working capital needs. The Company currently has no such financing commitments in place.

For the year ended December 31, 2014 the Company used $1,800,231 in cash for operations as compared with $685,729 used in 2013. The Company’s increase use of cash in operations was due to the increased operating loss of $4,196,981. This was offset by $4,510,642 in non-cash amortization expense associated with the amortization of the GE trademark license $(2,434,783), convertible debt discount ($1,507,108), and change in derivative expense ($568,751). This was partially offset by a change in the fair value of derivatives of $707,770. Accounts payable increased $876,381 as compared with December 31, 2013.

For the year ended December 31, 2014, the Company used $168,540 in cash for investing activities as compared with $6, 013 in 2013. These funds were used to purchase equipment, primarily in China ($143,816) and to defend patents ($24,724).

For the year ended December 31, 2014, the Company generated $2,077,284 in cash from financing activities as compared to $1,823,980 in 2013. In 2013, the Company completed a first closing of the Notes, generating aggregate gross proceeds of $2,000,000. In 2014, the Company issued an additional $2,270,100 in convertible Notes. These use of both offerings are primarily to fund operations.

As a result of the above operating, investing and financing activities, the Company generated $108,513 in cash equivalents in 2014 as compared with $1,132,974 in 2013.

The Company had a working capital deficit of $5,850,064 in 2014, as compared to a deficit of $1,810,104 in 2013. The deficit is primarily due to the increase in derivative liability associated with the convertible debt.

Table of Contents	12

During 2014, the Company executed a second amendment to the GE Licensing Agreement. Under the terms of this amendment, the Company agreed to pay GE a total of $12,000,000 by November, 2018 for the rights associated with the GE brand. The amount will be paid from a percentage of sales in accordance with a schedule with the residual balance, if any, due in 2018. Given the Company’s lack of sales history associated with this agreement, the entire balance has been classified as long-term.

The Company had no inventory on its balance sheet at December, 31 2014. Company management anticipates minimal, if any inventory of its SQL Technology and ceiling and fan fixtures. Production of the SQL Technology and fixtures will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which the products become the property of the customer. The Company anticipates the need for a financing facility to support accounts receivable and, potentially, inventory as the need arises. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed.

The Company’s cash balance as of December 31, 2014 was $1,241,487. In light of the Company’s projected working capital needs, it may need to seek additional capital which may dilute existing shareholders. There is no guarantee that the Company will be successful in raising additional capital or be successful in the execution of its plans.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.

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

Table of Contents	13

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

In May 2014, the FASB and International Accounting Standards Board issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Management has not yet evaluated the future impact of this guidance on the Company’s financial position, results of operations or cash flows.

In September 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will be examined for the year ended December 31, 2016, and if applicable at that time, will require management to make the appropriate disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

Table of Contents	14

Intangible Asset - Patent

The Company developed a patent for an installation device used in light fixtures and ceiling fans. Costs incurred for submitting the applications to the United States Patent and Trademark Office for these patents have been capitalized. Patent costs are being amortized using the straight-line method over the related 15 year lives. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the United States Patent and Trademark Office.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

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

Table of Contents	15

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
Table of Contents	16

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

•	The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:
•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
Table of Contents	17

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Income Tax Provision

From the inception of the Company and through November 6, 2012, the Company was taxed as a pass-through entity (a limited liability company) under the Internal Revenue Code and was not subject to federal and state income taxes; accordingly, no provision had been made.

Table of Contents	18

The financial statements reflect the Company’s transactions without adjustment, if any, required for income tax purposes for the period from November 7, 2012 to December 31, 2012. The net loss generated by the Company for the period January 1, 2012 to November 6, 2012 has been excluded from the computation of income taxes.

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2012 through 2014.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2014, 2013 and 2012.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Table of Contents	19

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Table of Contents	20

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes In Internal Controls over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Table of Contents	21

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Name	Age	Position
Mr. John P. Campi	70	Chief Executive Officer
Mr. Rani Kohen	49	Director, Chairman
Mr. Phillips Peter	83	Director
Mr. Thomas Ridge	69	Director
Mr. Dov Shiff	67	Director

John P. Campi has served as the Company’s Chief Executive Officer since November 2014. Mr. Campi founded Genesis Management, LLC in 2009, and retired in 2014 upon accepting the role of Chief Executive Officer. Mr. Campi has extensive experience in the field of cost management, is recognized as a Founder of the strategic cost-management discipline known as Activity-Based Cost Management, and is generally recognized as a national leader in the field of supply chain management. From December 2007 to December 2008, Mr. Campi served as the Chief Procurement Officer and an Executive Vice President for Chrysler LLC, where he was responsible for all worldwide purchasing and supplier quality activities. From September 2003 to January 2007, Mr. Campi served as the Senior Vice President of Sourcing and Vendor Management for The Home Depot, where he led the drive for standardization and optimization of The Home Depot Global Supply Chain. From April 2002 to September 2003, Mr. Campi served as the Chief Procurement Officer and Vice President for Du Pont Global Sourcing and Logistics. Prior to 2002, Mr. Campi led the Global Sourcing activities for GE Power Energy, and held a variety of positions with Federal Mogul, Parker Hannifin Corporation and Price Waterhouse Coopers. Mr. Campi also serves as a Trustee of Case Western Reserve University, has served as a Member of the Advisory Board of Directors for three startup companies, and has served as a Member of the Financial Executives Institute and the Institute of Management Accountants. Mr. Campi received his MBA from Case Western Reserve University. Our Board believes Mr. Campi’s qualifications to serve as our Chief Executive Officer include his extensive executive and advisory experience with established and startup companies, his expertise in cost-management, and his qualifications in the field of supply chain management.

Rani Kohen has served as a Chairman of the Board since November 2012. Mr. Kohen founded the Company and began development of the Company’s power plug technology in 2004. Mr. Kohen served as the Company’s Chief Executive Officer until December 2012. Mr. Kohen has over twenty-five years in the retail lighting industry. He opened his first retail lighting showroom in 1988 in Israel, and built the business into the largest chain of retail lighting showrooms in the country. Our Board believes Mr. Kohen’s qualifications to serve as Chairman of our Board include his deep understanding of the Company’s business and products, his years of experience in the retail lighting industry, and his past experience as the Company’s Chief Executive Officer.

Governor Thomas J. Ridge has served as a director since June 2013. In 2013, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cyber security. In April 2010, Mr. Ridge became a partner in Ridge Policy Group, a bi-partisan, full-service government affairs and issue management group. Mr. Ridge has served as President and Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company, since July 2006. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security. Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania from 1995 to 2001, and served as a member of the U.S. House of Representatives from 1983 through 1995. Mr. Ridge currently serves as a member of the board of two public companies, The Hershey Company and Lifelock, and has previously served on the board of five other public companies. Mr. Ridge is Chairman of the Board of the National Organization on Disability, and serves as a board member on the Board of Public Finance Management, the Institute for Defense Analysis, the Center for the Study of the Presidency, and the Oak Ridge National Lab. Our Board believes Mr. Ridge’s qualifications to serve as a member of our Board include his vast experience in both government and industry, his service on other public and private company boards, and his expertise in retail, risk management, and cyber security.

Table of Contents	22

Phillips Peter has served as a director since November 2012. Since December 2014, Mr. Peter has served as a Senior Vice President of Ridge Global. From 1994 to 2014, Mr. Peter practiced law at Reed Smith LLP where he focused his practice on legislative and regulatory matters before Congress, the executive branch of the federal government, and other administrative agencies. Prior to this, Mr. Peter was an officer at General Electric Company, where he held executive positions from 1973 to 1994. He is also a veteran of the U.S. Army. Our Board believes Mr. Peter’s qualifications to serve as a member of our Board include his role as a past advisor to the Company, his extensive experience in regulatory affairs, his past industry experience, and his demonstrated leadership ability.

Dov Shiff has served as a director since February 2014. Mr. Shiff is presently President and Chief Executive Officer of the Shiff Group of Companies. The Shiff Group owns and operates hotels and other real estate in Israel, including Hayozem Resorts & Hotels Ltd., Marina Hotel Tel Aviv Ltd. and Zvidan Investments Ltd. Our Board believes Mr. Shiff’s qualifications to serve as a member of our Board include his role as a past advisor to the Company and his history of success developing and operating new businesses.

Corporate Governance

Our Board is composed of four members: Rani Kohen, who serves as Chairman of the Board, Phillips Peter, Thomas Ridge and Dov Shiff. We do not have any standing audit, nominating and compensation committees of the Board, or committees performing similar functions.

Code of Ethics

The Company does not currently have a Code of Conduct and Ethics (the “Code”) to apply to all of our directors, officers and employees. In the near future, our Board intends to adopt a Code which intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. Upon approval by the Board, a copy of the Code will be available at our website www.safetyquicklight.com

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 4400 North Point Parkway, Suite 154, Alpharetta, GA 30022, Attention: John P. Campi. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit Safety Quick Lighting and our shareholders. Although there are many other factors, the Board seeks individuals with experience in business, financial and scientific research and development.

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. Mr. John Campi, as our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.

Table of Contents	23

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers, directors and persons who own beneficially more than 10% percent of the Company’s outstanding common stock, file reports of ownership and changes in ownership and furnish the Company with copies of all Section 16(a) reports so filed. Based solely on a review of these reports filed with the SEC and certain written representations furnished to the Company, the Company believes that its executive officers and directors complied with all applicable Section 16(a) filing requirements during 2014, other than the following:

Rani Kohen, Phillips Peter and Thomas Ridge each filed a Form 3 with the SEC on February 20, 2015, and Dov Shiff filed a Form 3 with the SEC on March 20, 2015. The initial statements of beneficial ownership of the Company’s common stock for these officers and directors were due within 10 days of October 22, 2014, the date that the Company’s Registration Statement covering all of its common stock was declared effective. John Campi filed a Form 3 with the SEC on February 20, 2015, which was due within 10 days of November 21, 2014, the date that Mr. Campi became an officer of the Company.

Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last ten years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any Federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our “named executive officers” for the 2014 fiscal year consisted of the following individuals:

•	John P. Campi, our Chief Executive Officer
•	James R. Hills, former Chief Executive Officer

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our two most highly compensated executive officers who occupied such position at the end of our latest fiscal year for all services rendered in all capacities to us for the years ended December 31, 2014 and December 31, 2013.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards (1) $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

John P. Campi	2013	—	—	—	—	—	—	—	—
Chief Executive Officer (1)	2014	$11,769	—	—	—	—	—	—	$11,769

James R. Hills,	2013	—	—	$125,000	—	—	—	—	$125,000
former Chief Executive Officer (2)	2014	$155,308	—	$62,500	—	—	—	$11,077	$228,885

Table of Contents	24

Outstanding Equity Awards at December 31, 2014 Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options not exercisable	Option exercise or base price per share	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
John P. Campi Chief Executive Officer (1)	—	—	—	—	750,000	$187,500	—	—

James R. Hills, former Chief Executive Officer (2)	—	—	—	—	—	—	—	—

(1) Pursuant an employment agreement dated November 21, 2014, Mr. Campi receives a gross annual salary of $102,000 per year. Mr. Campi also received 750,000 shares of the Company’s common stock, whereby 250,000 shares will vest after six months of employment, or May 20, 2015, and 500,000 shares will vest on December 31, 2015.

(2) James R. Hills resigned from his position as Chief Executive Officer on November 21, 2014. Pursuant to a mutual agreement and release between Mr. Hills and the Company, Mr. Hills received 250,000 shares of the Company’s common stock upon his resignation, and released the Company of any obligations concerning future issuances of shares of the Company’s common stock under his employment agreement.

Narrative Disclosure to Summary Compensation and Option Tables

Effective November 21, 2014, by mutual agreement of James R. Hills and the Company, that certain Amended and Restated Employment Agreement, dated March 26, 2014, was terminated without cause or reason and Mr. Hills withdrew from his position as the Company’s Chief Executive Officer. The Company and Mr. Hills entered into an Agreement and Mutual Release and Waiver dated November 21, 2014 (the “Hills Agreement”) providing for, among other things, the mutual extinguishment of any obligations and the release of any claims existing as of the date of the Hills Agreement. Subject to other customary terms and conditions of such agreements, the Hills Agreement provides that Mr. Hills shall receive (i) all accrued salary, incentive compensation, benefits and reimbursements due to him as of the effective date of the Hills Agreement; (ii) the right to retain the 500,000 shares of common stock of the Company previously granted to him and the 250,000 shares of common stock of the Company scheduled to vest on December 31, 2014; and (iii) one half of one percent (0.50%) of gross revenue generated solely from orders placed by Home Depot for a period of thirty-six (36) months.

On November 21, 2014, the Company entered into an Executive Employment Agreement (the “New CEO Agreement”) with Mr. Campi to serve as its Chief Executive Officer. The New CEO Agreement provides that Mr. Campi will serve for an initial term ending December 31, 2015 (the “Initial Term”), which may be renewed by the mutual agreement of Mr. Campi and the Company within 30 days prior to the expiration of the Initial Term.

Subject to other customary terms and conditions of such agreements, the New CEO Agreement provides that Mr. Campi will receive a base salary of $102,000 per year, which may be adjusted each year at the discretion of the Company’s Board. As further consideration, the New CEO Agreement includes a sign-on bonus of 750,000 shares of the Company’s common stock, with 250,000 shares vesting after the first six months of employment and the remaining 500,000 shares vesting at the end of the Initial Term. The new CEO Agreement also includes incentive compensation equal to (i) one half of one percent (0.5%) of the first $20,000,000 of the Company’s annual gross revenue plus one quarter of one percent (0.25%) of the Company’s annual gross revenue above $20,000,000; (ii) three percent (3%) of the Company’s annual net income; and (iii) five (5) year options to purchase shares of the Company’s common stock equal to one half of one percent (0.5%) of the Company’s quarterly net income, with a strike price to be determined at the time such options are granted.

Table of Contents	25

Pursuant to the New CEO Agreement, if terminated without cause during the Initial Term, Mr. Campi will be entitled to receive six months unpaid salary and incentive compensation equal to a total of 500,000 shares of the Company’s common stock, vested upon termination, and any other incentive compensation then due, paid pro rata. If terminated without cause after the Initial Term, Mr. Campi will be entitled to receive half of his then applicable annual base salary. Under the New CEO Agreement, termination for cause includes (i) acts of fraud, embezzlement, theft or neglect of or refusal to perform the duties of our Chief Executive Officer, provided that such refusal or neglect is materially injurious to our financial condition or our reputation; (ii) a material violation of the New CEO Agreement left uncured for more than 30 days; or (iii) Mr. Campi’s death, disability or incapacity.

Consulting Agreement

On November 25, 2013, we entered into a Consulting Agreement with our founder and the Chairman or our Board, Rani Kohen (the “Consulting Agreement”). The term of the Consulting Agreement is for three (3) years, beginning on December 1, 2013. Subject to the customary terms and conditions of such agreements, the Consulting Agreement provides that Mr. Kohen will receive an annual consulting fee of $150,000, which may be increased each year at our Board’s discretion. As further consideration, the Consulting Agreement includes incentive compensation in the form cash, stock and/or options (i) equal to one-half a percent (0.5%) of our annual gross revenue; and (ii) to be determined by our Board on a project-by-project basis.

Pursuant to the Consulting Agreement, if terminated by our Board without cause, Mr. Kohen will be entitled to receive all unpaid salary due through the term of the Consulting Agreement, and any incentive compensation or other bonus compensation then due. If otherwise terminated by the Board, Mr. Kohen will be entitled to only receive 50% of the unpaid applicable annual consulting fee. Under the Consulting Agreement, termination for cause includes (i) an act of fraud, embezzlement, or theft; (ii) a material violation of the Consulting Agreement left uncured for more than 30 days; or (iii) Mr. Kohen’s death, disability or incapacity.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members. However, Messrs. Peter and Ridge each received options on September 3, 2013, which expire five (5) years from the grant date, to purchase 100,000 shares of our common stock at an exercise price of $0.375 as compensation for past services on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of common stock by: (i) each director, (ii) each of the executive officers of the Company, (iii) all current directors and executive officers as a group, and (iv) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock (“Common Stock”).

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 15, 2015. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

Table of Contents	26

Directors and Named Executive Officers

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	KRNB Holdings LLC 3245 Peachtree Parkway Suwanee, GA 30024 (2)	8,003,969	22.39%

Common Stock	Mr. Phillips Peter 1140 Connecticut Avenue, NW Suite 510 Washington, D.C. 20036 (3)	300,000	*

Common Stock	Mr. Thomas Ridge 1140 Connecticut Avenue, NW Suite 510 Washington, D.C. 20036 (4)	1,225,000	3.39%

Common Stock	Mr. Dov Shiff 167 Hayarkon Street Tel Aviv 31032 Israel (5)	13,249,598	33.09%

Common Stock	All Directors and Officers as a Group (4 persons)	22,778,567	56.26%

 Stockholders with 5% Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	Mr. Dov Shiff 167 Hayarkon Street Tel Aviv 31032 Israel (5)	13,249,598	33.09%

Common Stock	KRNB Holdings LLC 3245 Peachtree Parkway Suwanee, GA 30024 (2)	8,003,969	22.39%

Common Stock	Motek 7 SQL LLC 19101 Mystic Pointe Drive Apt. 2808 Aventura, FL 33180 (6)	7,771,566	21.74%

Common Stock	David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 99 Coast Boulevard, Unit 21 DE LaJolla, CA 92037 (7)	3,300,000	8.45%

Common Stock	Mr. James R. Hills 675 West Paces Ferry Rd NW, Unit #4 Atlanta, GA 30327 (8)	2,704,901	7.22%

Common Stock	Dutchess Opportunity Fund II LP 50 Commonwealth Avenue, Suite 2 Boston, MA 02116 (9)	2,400,000	6.53%

Common Stock	Harry Mittelman Rev. Living Trust 12100 Kate Drive Los Altos Hills, CA 94022 (10)	2,310,000	6.07%

Common Stock	XLR-8 (Delaware) LLC 3060 Peachtree Road NW, Suite 380 Atlanta, GA 30305 (11)	2,150,000	5.67%

* Less than 1%

Table of Contents	27

(1)	Applicable percentages are based on 35,750,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(2)	Mr. Rani Kohen has beneficial ownership over these shares as Manager of KRNB Holdings LLC. Pursuant to the terms of a Lock-Up and Leak Out Agreement, dated as of November 15, 2013, by and between the Company and Mr. Rani Kohen, Mr. Rani Kohen has agreed to lock up all 8,003,969 of KRNB Holdings LLC’s shares of common stock for a period of twenty-four (24) months after the effectiveness of the agreement, ending November 14, 2015, and pursuant to the terms thereof. However, upon the effectiveness of the Registration Statement and until the end of the lock-up period, KRNB Holdings LLC may sell shares of its common stock of the Company if the price per share is not less than $0.25 per share; provided, however, that if the price per share is between $0.25 and $0.50, $0.51 and $1.00, or $1.01 and $2.00, KRNB Holdings LLC may only sell shares of common stock in an aggregate amount up to 2%, 3% or 4% of the weekly volume of our common stock, respectively, rounded up to the nearest one hundred (100) shares.
(3)	Mr. Phillips Peter beneficially owns 300,000 shares of our common stock, including (i) 200,000 shares of common stock owned prior to the Notes Offering and (ii) 100,000 shares of common stock issuable upon exercise of options held by Mr. Phillips Peter.
(4)	Mr. Thomas Ridge beneficially owns 1,225,000 shares of our common stock, including (i) 875,000 shares of common stock owned prior to the Notes Offering, (ii) 100,000 shares of common stock issuable upon exercise of options held by Mr. Thomas Ridge, (iii) 50,000 shares of common stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (iv) 200,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.
(5)	Mr. Dov Shiff beneficially owns 13,249,598 shares of common stock, including (i) 8,959,598 shares of common stock owned by Mr. Shiff, (ii) 1,690,000 shares of common stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (iii) 2,600,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering. Pursuant to the terms of a Lock-Up and Leak Out Agreement, dated as of November 13, 2013, by and between the Company and Mr. Dov Shiff, Mr. Shiff has agreed to lock up 8,959,598 of his shares of common stock for a period of twenty-four (24) months after the effectiveness of the agreement, ending November 12, 2015, and pursuant to the terms thereof. However, as of October 1, 2014 and until the end of the lock-up period, Mr. Shiff may sell shares of his common stock of the Company if the price per share is not less than $0.25 per share; provided, however, that if the price per share is between $0.25 and $0.50, $0.51 and $1.00, or $1.01 and $2.00, Mr. Shiff may only sell shares of common stock in an aggregate amount up to 4%, 6% or 8% of the weekly volume of our common stock, respectively, rounded up to the nearest one hundred (100) shares.
(6)	Pursuant to the terms of a Lock-Up and Leak Out Agreement, dated as of November 13, 2013, by and between the Company and Motek 7 SQL LLC, Motek 7 SQL LLC has agreed to lock up all 7,771,566 of its shares of common stock for a period of twenty-four (24) months after the effectiveness of the agreement, ending November 12, 2015, and pursuant to the terms thereof. However, upon the effectiveness of the Registration Statement and until the end of the lock-up period, Motek 7 SQL LLC may sell shares of its common stock of the Company if the price per share is not less than $0.25 per share; provided, however, that if the price per share is between $0.25 and $0.50, $0.51 and $1.00, or $1.01 and $2.00, Motek 7 SQL LLC may only sell shares of common stock in an aggregate amount up to 1%, 1.5% or 2% of the weekly volume of our common stock, respectively, rounded up to the nearest one hundred (100) shares.
(7)	The David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 beneficially owns 3,300,000 shares of common stock, including (i) 1,300,000 shares of common stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (ii) 2,000,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.

Table of Contents	28

(8)	Mr. James R. Hills beneficially owns 2,704,901 shares of common stock, including (i) 980,818 shares of common stock, (ii) 74,083 shares of common stock issuable upon exercise of certain warrants owned by Mr. James R. Hills, (iii) 650,000 shares of common stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (iv) 1,000,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.
(9)	Dutchess Opportunity Fund II LP beneficially owns 2,400,000 shares of our common stock, including (i) 1,400,000 shares of common stock, (ii) 200,000 shares of common stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (iii) 800,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering. Pursuant to the terms of a Lock-Up and Leak Out Agreement, dated as of November 12, 2013, by and between the Company and Dutchess Opportunity Fund II LP, Dutchess Opportunity Fund II LP has agreed to lock up 1,400,000 of its shares of common stock for a period of twenty-four (24) months after the effectiveness of the agreement, ending November 11, 2015, and pursuant to the terms thereof. However, upon the effectiveness of the Registration Statement and until the end of the lock-up period, Dutchess Opportunity Fund II LP may sell shares of its common stock of the Company if the price per share is not less than $0.25 per share; provided, however, that if the price per share is between $0.25 and $0.50, $0.51 and $1.00, or $1.01 and $2.00, Dutchess Opportunity Fund II LP may only sell shares of common stock in an aggregate amount up to 2%, 3% or 4% of the weekly volume of our common stock, respectively, rounded up to the nearest one hundred (100) shares.
(10)	The Harry Mittelman Revocable Living Trust beneficially owns 2,310,000 shares of common stock, including (i) 910,000 shares of common stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (ii) 1,400,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.
(11)	XLR-8 (Delaware) LLC beneficially owns 2,150,000 shares of common stock, including (i) 750,000 shares of common stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (ii) 1,400,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended December 31, 2014 and December 31, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, any of our directors or officers, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We are currently party to a consulting agreement with Mr. Rani Kohen, Chairman of the Company’s Board, pursuant to which we are required to pay cash compensation in the amount of $150,000 per year, as is more fully described in Mr. Kohen’s Consulting Agreement.

Director Independence

We are not currently subject to any listing standards of any national exchange. However, were we to apply the standards of the New York Stock Exchange, Messrs. Kohen and Shiff would not be considered “independent” under such standards.

Table of Contents	29

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2014 and December 31, 2013 by Bongiovanni & Co our independent auditors:

	2014	2013
Audit Fees	$18,750	$17,500
Audit-Related Fees	4,300
Tax Fees
Other Fees
Totals	$23,050	$17,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements. Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2014 for us to remain a fully reporting public company. Our Board is of the opinion that the Audit-Related Fees charged by Bongiovani & Co. were consistent with companies of our size maintaining its independence from us.

The Board acts as the audit committee of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Table of Contents	30

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Report of Independent Registered Public Accounting Firm
Audited Balance Sheets as of December 31, 2014 and December 31, 2013
Audited Statements of Operations for the Year Ended December 31, 2014 and 2013
Audited Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014, and 2013
Audited Statements of Cash Flows for the Year Ended December 31, 2014 and 2013
Notes to Audited Financial Statements

(b)	Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Registrant. (1)
3.2	Bylaws of Registrant. (1)
4.1	Form of Common Stock Certificate. (1)
10.1	Form of Agreement and Waiver, dated December 10, 2014, between the Company and 2012 Investors.
10.2	Form of Letter Agreement, dated January 23, 2014, between the Company and holders of Notes dated November 26, 2013, to convert Interest Due and/or Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock.
10.3	Form of Letter Agreement, dated January 23, 2014, between the Company and holders of Notes dated May 8, 2014, to convert Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock.
23.1	Consent of Bongiovanni & Associates, PA.
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations, (iii) the Audited Statements of Stockholders’ Equity (Deficit), (iv) the Audited Statements of Cash Flows, and (iv) the Notes to the Audited Financial Statements.

(1) Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014.

Table of Contents	31

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.

By:	/s/ John P. Campi
John P. Campi
Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)

Signatures	Title	Date

/s/ John P. Campi	Chief Executive Officer	March 31, 2015
John P. Campi

/s/ Rani Kohen	Chairman of the Board and Director	March 31, 2015
Rani Kohen

/s/ Phillips Peter	Director	March 31, 2015
Phillips Peter

/s/ Tom Ridge	Director	March 31, 2015
Tom Ridge

/s/ Dov Shiff	Director	March 31, 2015
Dov Shiff

Table of Contents	32

FINANCIAL STATEMENTS

  SAFETY QUICK LIGHTING & FANS CORP AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Table of Contents	F-1

Table of Contents	F-2

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Safety Quick Lighting & Fans Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Safety Quick Lighting & Fans Corp. and Subsidiary (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

March 31, 2015

www.ba.cpa.net

Table of Contents	F-3

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Balance Sheets
December 31, 2014 and 2013
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,241,487	$1,132,974
Prepaid expenses	29,641	40,000
Other	—	—
Total current assets	1,271,128	1,172,974
Furniture and Equipment - net	132,609	6,046
Other assets:
Patent - net	46,419	24,697
Debt issue costs – net	161,946	235,211
GE trademark license – net	9,565,217	—
Other assets	65,714	—
Total other assets	9,839,296	259,908
Total assets	$11,243,034	$1,438,928

Liabilities and Stockholders (Deficit)
Current liabilities:
Accounts payable & accrued expenses	$1,041,741	$107,380
Convertible debt – net of $970,150 debt discount	1,223,982	—
Convertible debt – related parties – net of $23,001 debt discount	26,999	—
Notes payable - third party	98,086	98,086
Notes payable - related party	—	26,108
Derivative liabilities	4,651,762	2,751,504
Other current liabilities	78,622	—
Total current liabilities	7,121,192	2,983,078
Long term liabilities:
Convertible debt - net of $1,582,087 debt discount	688,013	361,245
Convertible debt - related parties - net of debt discount	—	50,000
Notes payable	307,009	405,117
GE royalty obligation	12,000,000	—
Total long term liabilities	12,995,022	816,362
Total liabilities	20,116,214	3,799,440

Stockholders' deficit:
Preferred stock: $0 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: $0 par value, 500,000,000 shares authorized; 35,750,000 and 34,500,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	127,400	126,400
Additional paid-in capital	6,359,127	6,068,045
Accumulated deficit	(15,324,264)	(8,519,517)
Total Stockholders' deficit	(8,837,737)	(2,325,072)
Noncontrolling interest	(35,442)	(35,440)
Total Deficit	(8,873,179)	(2,360,512)

Total liabilities and stockholders' deficit	$11,243,034	$1,438,928

Table of Contents	F-4

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Comprehensive Income

	2014	2013

General and administrative expenses	4,799,696	1,401,435

Loss from operations	(4,799,696)	(1,401,435)

Other income (expense)
Interest expense	(2,139,485)	(171,590)
Derivative expenses	(568,485)	(1,156,262)
Change in fair value of embedded derivative liabilities	702,917	34,250
Loss on debt extinguishment	—	(12,731)
Gain on debt forgiveness	—	100,000
Total other expense - net	(2,005,053)	(1,206,333)

Net loss including noncontrolling interest	(6,804,749)	(2,607,768)
Less: net loss attributable to noncontrolling interest	(2)	(34,433)
Net loss attributable to Safety Quick Lighting & Fans Corp.	(6,804,747)	(2,573,335)

Net loss per share - basic and diluted	(0.20)	(0.08)

Weighted average number of common shares outstanding during the year - basic and diluted	33,644,359	32,128,444

Table of Contents	F-5

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock,		Additional		Non	Total
	$0 Par Value		$0 Par Value		Paid-	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Deficit

Balances, December 31, 2011	—	$—	31,133,000	$—	$4,294,675	$(5,101,600)	$—	$(806,925)

Sale of 4.5% interest in subsidiary	—	—	—	—	768,807	—	5,193	774,000

Imputed interest	—	—	—	—	3,385	—	—	3,385

Net loss	—	—	—	—	—	(844,582)	(25,738)	(870,320)

Balances, December 31, 2012	—	—	31,133,000	—	5,066,867	(5,946,182)	(20,545)	(899,860)

Debt forgiveness - related parties	—	—	—	—	83,000	—	—	83,000

Reclassification of derivative liability associated with warrants	—	—	—	—	311,709	—	—	311,709

Loss on debt extinguishment - related party	—	—	—	—	(3,278)	—	—	(3,278)

Exercise of stock warrants for cash	—	—	1,400,000	1,400	—	—	—	1,400

Common stock issued for services - related party - ($0.25/share)	—	—	500,000	125,000	—	—	—	125,000

Issuance of shares to reacquire 4.5% ownership in subsidiary-($0.25/share)	—	—	1,467,000	—	(19,538)	—	19,538	—

Table of Contents	F-6

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statement of Stockholders' Deficit (Continued)

	Preferred Stock		Common Stock, $0 Par		Additional		Non	Total
	$0 Par Value		Value		Paid-	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Deficit

Common stock transferred from existing stockholders for services rendered - ($0.25/share)	—	—	—	—	562,500	—	—	562,500

Stock options issued for services - related parties	—	—	—	—	66,785	—	—	66,785

Net loss	—	—	—	—	—	(2,573,335)	(34,433)	(2,607,768)

Balances, December 31, 2013	—	$—	34,500,000	$126,400	$6,068,045	$(8,519,517)	$(35,440)	$(2,360,512)

Payment for exercise of options from Grannus Financial – for 1,000,000 shares	—	—	1,000,000	1,000	—	—	—	1,000

Reclassification of derivative liability associated with warrants	—	—	—	—	214,769	—	—	214,769

Common stock issued per mutual release and waiver ($0.25 /share)	—	—	250,000	—	62,500	—	—	62,500

Unvested share issued for services – related party ($0.25 /share)	—	—	—	—	13,812			13,812

Table of Contents	F-7

	Preferred Stock		Common Stock,		Additional		Non	Total
	$0 Par Value		$0 Par Value		Paid-	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Deficit

Net loss	—	—	—	—	—	(6,804,747)	(2)	(6,804,749)

Balances, December 31, 2014	—	$—	35,750,000	$127,400	$6,359,127	$(15,324,264)	$(35,442)	$(8,873,179)

Table of Contents	F-8

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Cash Flows

	2014	2013

Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(6,804,747)	$(2,573,335)
Net loss attributable to noncontrolling interest	(2)	(34,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,253	262
Amortization of debt issue costs	142,867	11,986
Amortization of debt discount	1,507,108	92,304
Amortization of patent	3,002	2,457
Amortization of GE trademark license	2,434,783	—
Change in fair value of derivative liabilities	(702,917)	(34,250)
Derivative expense	568,751	1,156,262
Loss on debt extinguishment	—	12,731
Gain on debt forgiveness	23,451	(100,000)
Common stock transferred from existing stockholders for services rendered	—	562,500
Stock issued for services - related party	76,312	125,000
Stock options issued for services - related parties	—	66,785
Change in operating assets and liabilities:
Prepaid expenses	10,359	(40,000)
Deferred royalty	(12,000,000)	—
Royalty payable	12,000,000	—
Other	12,908	2,500
Accounts payable & accrued expenses	910,641	63,502
Net cash used in operating activities	(1,800,231)	(685,729)
Cash flows from investing activities:
Purchase of property & equipment	(143,816)	(6,013)
Payment of patent costs	(24,724)	—
Net cash used in investing activities	(168,540)	(6,013)
Cash flows from financing activities:
Direct issue costs paid	(69,600)	(247,197)
Proceeds from issuance of convertible notes	2,270,100	2,000,000
Proceeds from note payable	—	160,000
Proceeds from note payable - related party	—	61,655

Table of Contents	F-9

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Cash Flows (Continued)

Repayments of notes	(98,108)	(116,331)
Repayments of notes - related party	(26,108)	(35,547)
Proceeds from the exercise of warrants	—	1,400
Proceeds from issuance of stock	1,000	—
Net cash provided by financing activities	2,077,284	1,823,980
Increase cash and cash equivalents	108,513	1,132,238
Cash and cash equivalents at beginning of year	1,132,974	736
Cash and cash equivalents at end of year	$1,241,487	$1,132,974
Supplementary disclosure of non-cash financing activities:
Conversion of note payable and accrued interest to convertible note	$—	$244,133
Debt forgiveness - related parties	$—	$83,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$2,249,458	$1,925,191
Reclassification of derivative liability to additional paid-in-capital	$214,769	$311,709
Loss on debt extinguishment - related party	$—	$3,278
Reacquired 4.5% subsidiary ownership	$—	$19,538
Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$41,487	$27,669
Income taxes	$—	$—

Table of Contents	F-10

 Note 1 Organization and Nature of Operations

Safety Quick Lighting & Fans Corp. (the “Company”), a Florida corporation, was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC (“SQL-LLC”). The Company was converted to corporation on November 6, 2012. The Company holds a number of worldwide patents, and has received a variety of final electrical code approvals, including UL-Listing and CSA approval (for the United States and Canadian Markets), and CE (for the European market). The Company maintains an office in Foshan, Peoples Republic of China with three staff of quality control engineers.

The Company’s patented product is a quick-connect, Power-Plug device (that is certified to hold up to 50 pounds) used in light fixtures and ceiling fans. The two-part device consists of a female receptacle which installs into all junction boxes, and a male plug which is pre-installed in the lighting fixtures and ceiling fans. The connection device allows for safe, quick and easy installation of a light fixture and ceiling fan, similar to Plugging-In a table lamp into a wall outlet and eliminating the need to deal with or touch electrical wires.

The Company markets consumer friendly, energy saving “Plug-In” ceiling fans and light fixtures under the GE brand as well as ‘conventional’ ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting & Fans LLC (the “Subsidiary”). The Subsidiary was incorporated in Florida on April 27, 2011 and is in the business of manufacturing the patented device that the Company owns. The subsidiary had no activity in 2014.

The Company’s fiscal year end is December 31.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

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

Table of Contents	F-11

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

Non-Controlling Interest

In May 2012, in connection with the sale of the Company’s member units in the Subsidiary, the Company’s ownership percentage decreased from 98.8% to 94.35%. The Company then reacquired these member units in June 2013 increasing the ownership percentage from 94.35% back to 98.8%. During 2014, there was no activity in the subsidiary. Its pro rata share of the 2014 loss from operations is recognized in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had $1,201,813 and $ -0- in money market as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013, the Company had no accounts receivable.

The net balance of accounts receivable for years ending December 2014 and 2013 were as follows

	2014	2013

Accounts Receivable	$—	$—
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$—	$—

For the years ended 2014 and 2013, the Company recorded bad debt expense of $0 and $0, respectively.

Inventory

Inventory will consist of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company will periodically review historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

Table of Contents	F-12

At December 31, 2014 and 2013, the Company had no inventory, and accordingly, no allowance for damaged, obsolete or unsaleable inventory.

Valuation of Long-Lived Assets and Identifiable Intangible Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. The company determined no impairment adjustment was necessary during years 2014 and 2013.

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

GE Trademark Licensing Agreement

The Company entered into an agreement with General Electric on June, 2011 allowing the company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric. As described further in note 5 to these financial statements, the Company and General Electric amended that agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum Trademark Licensing Fee (Royalty Obligation) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in December, 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the company has recorded the value of the GE Licensing Agreement and will amortize it over the life of the agreement which is 60 months.

Table of Contents	F-13

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

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

Table of Contents	F-14

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

Table of Contents	F-15

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Table of Contents	F-16

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

• Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	F-17

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

Table of Contents	F-18

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the years ended December 31, 2014 and 2013 the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the years ended December 31, 2014 and 2013.

The Company has the following common stock equivalents at December 31, 2014 and 2013:

	2014	2013

Convertible Debt (Exercise price - $0.25/share)	18,056,932	8,976,532
Stock Warrants (Exercise price - $0.001 - $0.375/share)	9,728,984	4,338,884
Stock Options (Exercise price - $0.375/share)	200,000	300,000
Unvested Restricted Stock - Chief Executive Officer	750,000	750,000
Total	28,735,916	14,365,416

On June 1, 2013, the Company executed a 3,113.3:1 forward stock split. All share and per share amounts have been retroactively restated to the earliest period presented.

Income Tax Provision

From the inception of SQL-LLC, and through November 6, 2012, the Company was taxed as a pass-through entity (LLC) under the Internal Revenue Code and was not subject to federal and state income taxes; accordingly, no provision had been made.

The financial statements reflect the Company’s transactions without adjustment, if any, required for income tax purposes for the period from November 7, 2012 to December 31, 2012. The net loss generated by the Company for the period January 1, 2012 to November 6, 2012 has been excluded from the computation of income taxes.

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Table of Contents	F-19

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company's tax returns are subject to examination by the federal and state tax authorities.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2014 and 2013.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Table of Contents	F-20

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

In May 2014, the FASB and International Accounting Standards Board issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2016. Management has not yet evaluated the future impact of this guidance on the Company’s financial position, results of operations or cash flows.

Table of Contents	F-21

In September 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will be examined for the year ended December 31, 2016, and if applicable at that time, will require management to make the appropriate disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 3 Furniture and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Office Equipment	$5,221	$12,984
Machinery and Equipment	115,538	—
Furniture and Fixtures	29,070	6,013
Total	149,829	18,997
Less: Accumulated Depreciation	(17,221)	(12,952)
Property and Equipment – net	132,609	6,046

Note 4 Intangible Assets

Intangible assets -patents consisted of the following at December 31, 2014 and 2013:

	2014	2013
Patents	$61,690	$36,950
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(15,271)	(12,253)
Patents – net	$46,419	$24,697

At December 31, 2014, future amortization of intangible assets is as follows:

Year Ending December 31
2015	$4,107
2016	4,111
2017	4,107
2018	4,107
2019	4,107
2020 and Thereafter	25,880
$46,419

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Table of Contents	F-22

Note 5 GE Trademark License

The Company entered into an amended agreement with General Electric regarding the trademarking of its products. The license is amortized through its expiration in November, 2018.

	2014	2013
GE Trademark License	$12,000,000	$—
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(2,434,783)	—
Patents – net	$9,565,217	$—

At December 31, 2014, future amortization of intangible assets is as follows:

Year Ending December 31
2015	$2,441,472
2016	2,441,472
2017	2,441,472
2018	2,240,801
$9,565,217

Note 6 Debt

(A) Summary of Debt Transactions

At December 31, 2014 and 2013, debt consists of the following:

	2014	2013
Notes payable	$405,095	$503,203
Notes payable - related party	—	26,108
Convertible notes	4,487,234	2,194,133
Convertible notes - related party	26,999	50,000
Less: debt discount	(4,402,773)	(1,925,191)
Debt – net	516,555	848,253
Amortization of debt discount	1,827,534	92,304
Less: current portion - notes payable	(98,086)	(98,086)
Less: current portion convertible debt	(1,250,981)	—
Less: current portion - notes payable - related party	—	(26,108)
Long term debt – net	$995,022	$816,362

 Notes Payable

	Third Party	Related Party	Totals
Balance; December 31, 2012	$739,534	$133,000	$872,534
Proceeds	160,000	61,655	221,655
Repayments	(116,331)	(35,547)	(151,878)
Conversion of note payable to convertible debt	(180,000)	(50,000)	(230,000)
Debt forgiveness	(100,000)	(83,000)	(183,000)
Balance; December 31, 2013	503,203	26,108	529,311
Repayments	(98,108)	(26,108)	(124,216)
Balance; December 31, 2014	$405,095	$-	$405,095

Table of Contents	F-23

Convertible Debt - Net

The Company has recorded derivative liabilities associated with these convertible debt instruments, as more fully discussed at Notes 7 and 12 (C).

	Third Party	Related Party	Totals
Balance; December 31, 2012	$—	$—	$—
Proceeds	2,000,000	—	2,000,000
Repayments	—	—	—
Conversion of note payable to convertible debt	180,000	50,000	230,000
Conversion of accrued interest into convertible debt	14,133	—	14,133
Less: gross debt discount recorded	(1,925,191)	—	(1,925,191)
Add: amortization of debt discount	92,304	—	92,304
Balance; December 31, 2013	361,245	50,000	411,245
Proceeds	2,270,100	—	2,270,100
Repayments	—	—	—
Less: gross debt discount recorded	(2,203,354)	(46,105)	(2,249,459)
Add: Amortization of Debt Discount	1,484,004	23,104	1,507,108
Balance; December 31, 2014	$1,911,995	$26,999	$1,938,994

In connection with the $2,000,000 convertible debt offering in November 2013, the Company issued 3,672,134 detachable warrants. The notes and warrants were treated as derivative liabilities.

In connection with the $2,270,100 convertible debt offering in May 2014, the Company issued 5,390,100 detachable warrants. The notes and warrants were treated as derivative liabilities.

On November 26, 2013, May 8, 2014 and June 25, 2014 we conducted closings of the offering of our 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or our 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act (collectively, the “Notes Offering”). The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of March 15, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one year anniversary of said date, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2%. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the Notes are convertible into shares of our common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on our intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and June 25, 2014, as applicable, by and between us and each Investor (the “Security Agreement”).

Table of Contents	F-24

Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase our common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). Investors of the 12% Notes received Warrants with 25% coverage based on a pre-determined valuation of the Company. Investors of the 15% Notes received Warrants with 15% coverage based on the pre-determined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Warrants with a bonus 40% coverage (“Bonus Coverage”); however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Warrants may be exercised into our common stock by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant.

In connection with the Notes Offering, we entered into Registration Rights Agreements, each dated as of November 26, 2013, May 8, 2014 and June 25, 2014 and each by and between us and each of the Investors (collectively, the “Registration Rights Agreements”) whereby we agreed to prepare and file a registration statement with the SEC within sixty (60) days after execution of the applicable Registration Rights Agreement and to have the registration statement declared effective by the SEC within ninety (90) days thereafter (the “Registration Statement”). The Registration Statement covered shares of our common stock, including shares of our common stock underlying the Notes, Warrants and certain other options and warrants.

Because we were unable to file a Registration Statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, we were in default under such Registration Rights Agreements (the “Filing Default Damages”). Pursuant to the Registration Rights Agreement, the Filing Default Damages mandate that the Company shall pay to the Investors, for each thirty (30) day period of such failure and until the filing date of the Registration Statement and/or the common stock may be sold pursuant to Rule 144, an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% percent of the aggregate gross proceeds paid by the Investors for the Notes. If the Company fails to pay any partial liquidated damages in full within five (5) days of the date payable, which is the Note maturity date, the Company shall pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Investors, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

In addition, because we were unable to have a Registration Statement declared effective pursuant to the terms of the Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, we were in default under such Registration Rights Agreements (the “Effectiveness Default Damages”). Pursuant to the Registration Rights Agreement, the Effectiveness Default Damages mandated that the interest rate due under the Note corresponding to such Registration Rights Agreement will increase 2% above the then effective interest rate of such Note, and shall continue to increase by 2% every 30 days until a registration statement is declared effective.

The Company’s Registration Statement was first filed on August 1, 2014, and was declared effective by the SEC on October 22, 2014. As of August 1, 2014, the date the Company first filed the Registration Statement and the date that the Filing Default Damages stopped accruing, the Filing Default Damages to be paid by the Company to the Investors were $271,733. As of October 22, 2014, the date the Registration Statement was declared effective, the interest rate due under the 12% Notes and 15% Notes dated as of November 26, 2013 was 24% and 27%, respectively, as a consequence of the Effectiveness Default Damages.

Table of Contents	F-25

 On December 11, 2014, the Company sent a letter to the Investors holding Notes dated November 26, 2013 (the “2013 Investors”) concerning the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 on the one year anniversary of the date that each 2013 Investor submitted payment for their Note (the “First Interest Payments”). The Company noted the significant progress it had made in 2014, and expressed its preference to conserve working capital to support operations and customer orders. The Company invited the 2013 Investors to convert the First Interest Payments into shares of the Company’s common stock to further this purpose. The Company also asked each 2013 Investor to execute an Agreement and Waiver (the “Agreement and Waiver”), which granted the Company a grace period, deferring the Company’s obligation to make payment of the First Interest Payment and interest that was due under the Note through November 26, 2014 (the “Interest Due”) until February 24, 2015 (the “Extension”), during which time such deferment would not be considered an Event of Default under the 2013 Investor’s Note. In connection with the Extension, subsequent quarterly payments of interest will be determined based on the issuance date of each Note (i.e., November 26, 2013) rather than the date that each 2013 Investor first submitted payment for their Note, the sole purpose and impact of this change being to reduce ongoing costs to administer the Notes. In return for granting the Extension, we offered to capitalize the Interest Due at a rate of 12% (the “Additional Interest”), which was convertible into shares of the Company’s common stock at the conversion price of $0.25 per share as of February 24, 2014, unless the 2013 Investor requested to receive the Additional Interest in cash 15 days prior to the end of the Extension.

 (B) Terms of Debt

In 2013, the company issued $2,244,133 in convertible bonds with interest rates varying from 12% to 15%. These bonds mature in November 2015.

In 2014, the company issued $2,270,100 in convertible bonds. These bonds carry interest at 12% and mature in May and June 2016.

All convertible debt and related warrants issued with the convertible notes in 2014 and 2013 are convertible at $0.25 and $0.375 per share, respectively; however, given the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

(C) Future Commitments

At December 31, 2014, the Company has outstanding debt of $4,919,328.

Future minimum repayment obligations are as follows:

Year Ended December 31
2015	$2,342,219
2016	2,577,109
Less: unamortized debt discount	(2,575,239)
Less: current maturities	(1,349,067)
Debt - long term	$995,022

Note 7 Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued in 2013. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

Table of Contents	F-26

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	2014	2013
Fair value at the commitment date - convertible debt	$4,892,234	$2,414,585
Fair value at the commitment date - warrants	677,214	682,809
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(214,769)	(311,709)
Fair value mark to market adjustment - stock options	(25,614)	—
Fair value mark to market adjustment - convertible debt	(668,189)	(28,586)
Fair value mark to market adjustment - warrants	(13,701)	(5,595)
Totals	$4,647,175	$2,751,504

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2 - 5 years	0.9 - 3.91 years
Risk free interest rate	0.29% - 1.68%	0.67% - 1.65%

Note 8 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $568,485 in 2014 and $1,156,193 for 2013.

The Company recorded amortization of derivative discount of $1,507,107 in 2014 and $92,304 for 2013. These amounts are included in interest expense.

Note 9 Debt Issue Costs

Debt issue costs are summarized as follows:

Debt issue costs - net - December 31,2012	$—
Debt issue costs	247,197
Accumulated amortization	(11,986)
Debt issue costs - net - December 31,2013	235,211
Debt issue cost additions	69,600
Accumulated amortization	(154,851)
Debt issue costs - net - December 31,2014	$161,946

The Company incurred $142,865 and $11,986 in 2014 and 2013, respectively and recorded it as interest expense

Table of Contents	F-27

Note 10 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric (“GE”), which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The GE trademark license agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The license is non-transferable and cannot be sub licensed. Various termination clauses are applicable, however, none were applicable as of December 31, 2014 and 2013.

In August, 2014, the Company entered into a second amendment pertaining to its royalty obligations. Under the terms of the agreement, the Company agreed to pay a total of at least $12,000,000 by November 2018 for the rights assigned in the original contract. In case of the Company does not pay GE a total of at least $12,000,000 in cumulative royalties over the Term, the difference between $12,000,000 and the amount of royalties paid to GE is owed in December, 2018.

Payments are due quarterly based upon the prior quarters’ sales.

The Trademark and License obligation will be paid from sales of GE branded product subject to the following repayment:

Net Sales in Contract Year	Percentage of the Contract Year Net Sales owed to GE
$0 - $50,000,000	7%
$50,000,001 - $100,000,000	6%
$100,000,001+	5%

Since the Company does not have the ability to estimate the sales of GE branded product, the liability is classified as long-term. As sales are recognized, the Company will estimate the portion it expects to pay in the current year and classify as current.

Note 11 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2014, the Company has a net operating loss carry-forward of approximately $4,136,000 available to offset future taxable income expiring through 2034. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2013 was approximately $119,000. The net change in valuation allowance during the year ended December 31, 2014 was an increase of approximately $2,230,000. In assessing the realisability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014.

Table of Contents	F-28

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2014 and 2013 are approximately as follows:

Net operating loss carryforward	$(2,429,000)	$(199,000)
Gross Deferred Tax Assets	(2,429,000)	(199,000)
Less Valuation Allowance	2,429,000	199,000
Total Deferred Tax Assets - Net	$—	$—

There was no income tax expense for the years ended December 31, 2014 and 2013 due to the Company’s net losses

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2014 and 2013, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 6% for Georgia State Corporate Taxes, the blended rate used was 37.96%), are approximately as follows:

Computed "expected" tax expense (benefit) - Federal	$(2,630,000)	$(875,000)
Computed "expected" tax expense (benefit) - State	(458,000)	(102,000)
Derivative expense	216,000	439,000
Loss on debt extinguishment	—	5,000
Gain on debt forgiveness	—	38,000
Share based payments	—	286,000
Amortization of patent	1,000	1,000
Amortization of debt issue costs	1,000	5,000
Amortization of debt discount	—	35,000
Amortization of patent	909,000	1,000)
Change in value of derivative liability	(269,000)	(13,000)
Change in valuation allowance	2,230,000	181,000
	$—	$—

Note 12 Stockholders Deficit

(A) Common Stock

In 2014, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per Share
Common stock issued in exercise of options	1,000,000	$1,000	$—
Common stock issued per mutual release and waiver (1)	250,000	$62,500	$—
	1,250,000	$63,500	$—

The following is a more detailed description of the Company’s stock issuance from the table above:

(1) Services Rendered - Related Party

In November 2014, the Company issued 750,000 of restricted, nonvested shares to new Chief Executive Officer. The shares are to vest as follows: 250,000 in May 2015 and 500,000 shares in December 2015. The shares are valued at $0.25 per share.

Table of Contents	F-29

The Company’s former Chief Executive Officer received 1,250,000 restricted unvested shares in association with an employment contract. These restricted shares were to vest as follows: 500,000 on November 15, 2013 with the remaining 750,000 shares to vest evenly (250,000 shares each vesting period) on December 31, 2014, 2015 and 2016. The shares were valued based on recent third party cash offering of convertible debt containing an exercise price of $0.25/share. In November 2014, the agreement was terminated and the Company entered into a new Agreement and Mutual Release with that former CEO. As of that date (November 2014), 750,000 of the aforementioned 1,250,000 shares were fully vested. In accordance with this new Agreement, the company issued 250,000 shares that vested on December 31, 2014 and the executive retained 500,000 shares of the previous granted (fully vested) shares. The remaining 500,000 unvested shares were forfeited by the former CEO.

In 2013, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
Warrants exercised	(1)	1,400,000	$1,400	$0.001
Services rendered - related party	(2)	500,000	125,000	0.25
Acquisition of 4.5% interest in subsidiary	(3)	1,467,000	366,750	0.25
		$3,367,000	$439,150	$0.001	$0.250

The fair value of stock issued was based upon the following:

•	Warrants were exercised for cash under the terms of the agreement at $0.001 per share.
•	Services rendered – related party were based upon recent third party cash issuances of convertible debt with a conversion price of $0.25/share. This represented the best evidence of fair value.
•	Acquisition of 4.5% ownership in Subsidiary is deemed a capital transaction since control of the Subsidiary was never lost. Valuation was based upon recent third party cash issuances of convertible debt with a conversion price of $0.25/share. This represented the best evidence of fair value. See #3 below for additional discussion.

The following is a more detailed description of some of the Company’s stock issuances from the table above:

(1) Warrants Exercised for Cash

In connection with a warrant exercise, a third party paid cash to obtain these shares.

(2) Services Rendered – Related Party

The Company’s Chief Executive Officer received these shares as a sign on bonus. There are no future service requirements and there are no claw back or forfeiture rights associated with this stock grant. The shares are valued based on a recent third party cash offering of convertible debt containing an exercise price of $0.25/share. Also see Note 12 (B).

(3) Acquisition of Subsidiary Ownership Interest

In June 2013, the Company reacquired 4.5% ownership in its subsidiary, which it had previously sold in 2012. The transaction was accounted for as a capital transaction since the parent had control of the Subsidiary at all times. The purchase reflected 4.5% of the Subsidiary being reacquired, which increased the parent’s ownership from 94.35% to 98.8%. The transaction included the valuation of shares issued at $366,750, however, in connection with establishing the valuation adjustment of the noncontrolling interest reacquired, $19,538 represented the net increase to additional paid in capital and reduction of the noncontrolling interest. As a result of this transaction, the noncontrolling interest post repurchase is 1.2%.

Table of Contents	F-30

(B) Additional Paid in Capital and Other Equity Transactions

 The following transactions occurred during the year ended December 31, 2014:

(1) Derivative Liability

Reclassification of derivative liability associated with warrants of $214,769.

(2) Services Rendered – Related Parties

Common stock issued for services – related party of $76,312.

The following transactions occurred during the year ended December 31, 2013:

(1) Debt Forgiveness – Related Parties

Certain existing note holders forgave $83,000. There was no gain or loss on the transaction, rather a charge to additional paid in capital due to being a related party transaction.

(2) Modification of Debt (Extinguishment Accounting)

A board member and third party agreed to convert an aggregate $244,133 of outstanding conventional debt and accrued interest into convertible debt, under the same terms as the $2,000,000 convertible debt offering occurring in November 2013.

The exchange of an outstanding debt instrument for a new debt instrument with the same lender/creditor results in an extinguishment of the old debt instrument if the debt instruments have substantially different terms. Similarly, a modification of the terms of an outstanding debt instrument should be accounted for like, and reported in the same manner as, an extinguishment if the old and new debt instruments have substantially different terms.  In addition, the new debt instrument is considered to be substantially different from the old if the modification or exchange eliminates or adds a substantive conversion option.

As a result, the Company determined a loss on debt extinguishment of $16,009. Of the total loss, $12,731 was recorded to the statement of operations pertaining to a third party; the remaining $3,278 could not be recorded as a loss to the statement of operations due to being a related party transaction, rather, the Company accounted for this loss on extinguishment as a capital transaction and recorded this amount as additional paid in capital.

(3) Payment of Corporate Expenses by Stockholders

Existing stockholders transferred shares owned in the Company to pay corporate expenses. The services had a fair value of $562,500, based upon recent third party convertible debt (November 2013 offering) that was sold having a conversion price of $0.25/share.

The following transactions occurred during the year ended December 31, 2012:

Sale of Member Units

Prior to converting to a C Corp (see Note 1), the Subsidiary sold member units for $774,000. The sale reflected 4.5% of the subsidiary being sold, which reduced the parent’s ownership from 98.8% to 94.35%. The transaction was accounted for as a capital transaction since the parent had control of the Subsidiary at all times. The sale resulted in an allocation to the noncontrolling interest valued at $5,193.

Table of Contents	F-31

(C) Stock Options

On September 3, 2013, the Company issued 300,000 stock options, having a fair value of $66,785, which was expensed immediately since all stock options vested immediately.  These options expire on September 2, 2018 (5 years). All options were granted to Board Directors for services rendered, and included as a component of general and administrative expense, as a result, these grants were considered related party transactions. Of the total options granted, 100,000 were cancelled in 2014 as a Board Director resigned.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the year ended December 31, 2014 is as follows:

Options Granted	200,000
Grant Date	September 3, 2013
Exercise Price	$0.375
Expected Dividends	0%
Expected Volatility	150%
Risk Free Interest Rate	0.03%
Expected Life of Options	4 Years
Expected Forfeitures	0%
Fair Value per Stock Option	$0.20

 The following is a summary of the Company’s stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance - December 31, 2012	—	—	—	—
Granted	300,000	0.375	5.0	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance - December 31, 2013 - outstanding	300,000	0.375	4.67	—
Granted	—	—	—
Exercised	—	—	—
Granted	—	—	—
Forfeited/Cancelled	(100,000)
Balance- December 31, 2014	200,000	0.375	3.67

(D) Stock Warrants

All warrants issued during 2014 and 2013 were accounted for as derivative liabilities as the warrants contained a ratchet feature. See Note 7.

During 2013, the Company issued 6,738,884 warrants. Of the total warrants granted, 4,338,884 expire 5 years from issuance, while 2,400,000 were scheduled to expire on December 31, 2013.

Table of Contents	F-32

Of the total warrants granted during 2013, 6,614,801 were granted to third parties, while 124,083 were granted to related parties, consisting of the Company’s former Chief Executive Officer.

During 2014, the Company issued 5,390,100 warrants. The warrants granted expire 5 years from issuance on various dates during 2019.

During 2014, of the total warrants granted 4,740,100 granted to third parties, while 650,000 were granted to related parties, consisting of the Company’s former Chief Executive Officer.

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

The Black-Scholes assumptions used in the computation of derivative expense for year ended December 31, 2014 is as follows:

	2014	2013
Stock price	$0.25	$0.25
Exercise price	$0.38	$0.38
Expected dividends	0%	0%
Expected volatility	150%	150%
Risk free interest rate	1.65%	1.68%
Expected term	3.68 years	5 years

A summary of warrant activity for the Company for the year ended December 31, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance: December 31, 2012	—	$—
Granted	6,738,884	0.242	5.0
Exercised	(1,400,000)	—
Cancelled/Forfeited	(1,000,000)	—
Balance: December 31, 2013	4,338,884	0.242	4.9
Granted	5,390,100	0.375	5.0
Exercised
Cancelled/Forfeited	—	—
Balance: December 31, 2014	9,728,984	$0.375	4.2

In April 2014, the Company received $1,000 in connection with a warrant exercise of 1,000,000 warrants that had been assigned from one investor (originally held 2,400,000 and exercised 1,400,000 in 2013). There was no additional compensation expense recorded on this transaction.

Table of Contents	F-33

Note 13 Commitments

(A) Operating Lease

In October, 2014, the Company executed a 53 month lease for a new corporate headquarters with a base rent of $97,266 escalating annually through 2019. The Company paid a security deposit of $1,914.

In January 2014, the Company executed a 39 month lease for a corporate headquarters. The Company paid a security deposit of $27,020.

In October, 2014, the Company entered into a sublease agreement to sublease its previous office space through March, 2017.  In connection with the sublease, the Company collected $34,981 as a security deposit.

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2015	$97,901	$84,165	$13,736
2016	109,720	86,688	23,032
2017	46,568	22,263	24,305
2018	25,154	—	25,154
2019	8,614	—	8,614

Total	$287,957	$193,116	$94,841

(B) Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares to him, vesting as follows: 250,000 after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (.005) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive has performance incentives tied to revenue and profits. As there were no revenues or profit for years ending December 31, 2014 or 2013, no additional options were issued or profit sharing compensation was provided to the Chief Executive Officer.

On November 15, 2013, the Company executed an employment agreement with the then Chief Executive Officer. The term commenced January 1, 2014 and was to expire on December 31, 2018. That agreement was cancelled upon the Company executing a Mutual Release and Waiver agreement (Termination Agreement) with the CEO dated November, 2014. The Termination Agreement allowed for immediate vesting of 750,000 shares of the original 1,250,000 unvested shares previously granted to the CEO. In addition the company agreed to pay the executive .5% (.005) of sales associated with one selected customer occurring for up to 36 months. As there were no sales or profit for year ending for year ending 2014 or 2013, no additional compensation was provided to this previous CEO.

(C) Consulting Agreement

On December 1, 2013, the Company executed a 3 year consulting agreement with a Non-Executive Director, having the following terms:

•	Annual salary of a minimum $150,000; and
•	Cash, stock or 5 year stock options (cashless exercise option by holder) equal to 0.5% of Company’s annual gross revenue (sales less returns and discounts).

Table of Contents	F-34

Note 14 Going Concern

As reflected in the accompanying financial statements, the Company had net losses of $6,804,749 and $2,607,768 for year ending December 31, 2014 and 2013, respectively and net cash used in operations of $1,800,231 and $685,729 for the year ended December 31, 2014 and 2013, respectively. The Company had a working capital deficit of $5,850,064 and $1,810,104 at December 31, 2014 and 2013 respectively; accumulated deficit of $15,324,264 and $8,519,517 at December 31, 2014 and 2013, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company’s ability to continue as a going concern will be dependent on its ability successfully implement its plans, which includes the ability to generate sufficient funds from its operations. The Company’s ability to achieve these objectives cannot be determined at this time. In the event the Company does not achieve these objectives, it will be necessary to raise additional capital through debt and/or equity markets or from other traditional financing sources, including convertible debt and/or other term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that the Company will be successful in raising additional capital. If the Company is unable to raise additional capital and/or generate significant sales growth in the near term there is a risk that the Company could default on debt maturing during 2015 and/or 2016, and could be required to significantly reduce the scope of its operations if no other means of financing operations are available.

Note 15 Subsequent Events

On January 23, 2015, the Company sent a letter agreement to the Investors holding Notes dated November 26, 2013 and May 8, 2014, which constituted all Investors with Filing Default Damages or Effectiveness Default Damages due to them pursuant to the Registration Rights Agreements dated as of November 26, 2013 or June 30, 2014 (the “Agreement to Convert”). The Company invited the Investors, as applicable, to elect to convert the Interest Due and/or the Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock at a price of $0.25 per share, and asked each Investor, as applicable, to make such election by acknowledging and returning the letter agreement to the Company.

As of March 24, 2015, twenty-five 2013 Investors returned a signed Agreement and Waiver to the Company, resulting in Additional Interest of $6,532, three 2013 Investors refused to sign the Agreement and Waiver, and three 2013 Investors did not respond to the Company’s letter. One 2013 Investor elected to receive the Additional Interest in cash, and the remaining 2013 Investors who signed the Agreement and Waiver received a total of 25,753 shares of the Company’s common stock in exchange for Additional Interest totaling $6,435.

As of March 24, 2015, out of thirty-four Investors who received an Agreement to Convert, twenty Investors elected to convert the Interest Due, the Filing Default Damages and the Effectiveness Default Damages into shares of the Company’s common stock, six Investors elected to receive cash rather than convert, and eight Investors did not respond to the Company’s invitation. As a consequence, the Company will issue 1,575,490 shares of its common stock to accepting Investors in exchange for Interest Due, Filing Default Damages and Effectiveness Default Damages totaling $393,872.

In total, the Company will issue 1,601,243 shares of its common stock to Investors in exchange for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages totaling $400,310.

Table of Contents	F-35