Form 10-Q
period 2015-03-31
Safety Quick Lighting & Fans Corp.
filed 2015-05-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-197821

SAFETY QUICK LIGHTING & FANS CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	46-3645414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 North Point Parkway

Suite 154

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2015, the issuer had 37,468,585 shares of common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “Safety Quick Lighting & Fans Corp.”

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Balance Sheets

	(Unaudited) March 31, 2015	(Audited) December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$184,694	$1,241,487
Accounts receivable	1,419,217	—
Prepaid expenses	15,912	29,641
Total current assets	1,619,822	1,271,128
Furniture and Equipment - net	128,695	132,609
Other assets:
Patent – net	51,360	46,419
Debt issue costs – net	123,334	161,946
GE trademark license – net	8,963,211	9,565,217
Other assets	65,714	65,714
Total other assets	9,203,619	9,839,296
Total assets	$10,952,138	$11,243,034

Liabilities and Stockholders (Deficit)
Current liabilities:
Accounts payable & accrued expenses	$1,736,685	$1,041,741
Convertible debt – net of debt discount (includes $713,319 at March 31, 2015 and $970,150 at December 31, 2014)	1,480,814	1,223,982
Convertible debt – related parties – net of debt discount (includes $17,305 at March 31, 2015 and $23,001 at December 31, 2014)	32,695	26,999
Notes payable - third party	104,157	98,086
Derivative liabilities	4,378,770	4,651,762
Other current liabilities	73,288	78,622
Total current liabilities	7,806,409	7,121,192
Long term liabilities:
Convertible debt - net of debt discount (includes $1,308, 213 at March 31, 2015 and $1,582,087 at December 31, 2014)	961,887	688,013
Notes payable	275,256	307,009
GE royalty obligation	11,924,870	12,000,000
Total long term liabilities	13,162,014	12,995,022
Total liabilities	20,968,423	20,116,214

Table of Contents	1

Stockholders' deficit:

Preferred stock: $0 par value, 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock: $0 par value, 500,000,000 shares authorized; 37,351,243 and 35,750,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	127,400	127,400
Additional paid-in capital	6,759,438	6,359,127
Accumulated deficit	(16,867,679)	(15,324,264)
Total Stockholders' deficit	(9,980,842)	(8,837,737)
Non-controlling interest	(35,444)	(35,442)
Total Deficit	(10,016,286)	(8,873,179)

Total liabilities and stockholders' deficit	$10,952,138	$11,243,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Operations
Three-Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014

Sales	$1,419,217	$—

Cost of sales	(1,239,728)	—

Gross profit	179,488	—

General and administrative expenses	1,247,373	377,726

Loss from operations	(1,067,885)	(377,726)

Other income (expense)
Interest expense	(748,522)	(364,205)
Change in fair value of embedded derivative liabilities	272,992	89,779
Total other expense - net	(475,530)	(274,426)

Net loss including non-controlling interest	(1,543,415)	(652,152)
Less: net loss attributable to non-controlling interest	(2)	—
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(1,543,413)	$(652,152)

Net loss per share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of common shares outstanding during the year - basic and diluted	33,887,925	32,597,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three-Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014

Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(1,543,415)	$(652,152)
Net loss attributable to non-controlling interest	(2)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,404	2,763
Amortization of debt issue costs	38,612	29,794
Amortization of debt discount	536,402	262,528
Amortization of patent	1,015	654
Amortization of GE trademark license	602,006	—
Change in fair value of derivative liabilities	(272,992)	(89,779)
Stock options issued for services - related parties	—	15,625
Accounts receivable	(1,419,217)	—
Prepaid expenses	13,729	26,490
Royalty payable	(75,130)	—
Other	(5,334)	(23,510)
Accounts payable & accrued expenses	694,946	82,524
Net cash used in operating activities	(1,423,976)	(345,063)
Cash flows from investing activities:
Purchase of property & equipment	(1,490)	(108,060)
Payment of patent costs	(5,956)	(8,700)
Net cash used in investing activities	(7,446)	(116,760)
Cash flows from financing activities:
Stock issued in exchange for interest	400,311	—
Repayments of notes	(25,682)	(24,197)
Repayments of notes - related party	—	(5,356)
Net cash provided (used) by financing activities	374,629	(29,553)
Increase (decreased) cash and cash equivalents	(1,056,793)	(491,376)
Cash and cash equivalents at beginning of year	1,241,487	1,132,977
Cash and cash equivalents at end of year	$184,694	$641,601
Supplementary disclosure of non-cash financing activities:
Conversion of note payable and accrued interest to convertible note	$—	$—
Debt forgiveness - related parties	$—	$—
Debt discount recorded on convertible debt accounted for as a derivative liability	$—	$—
Reclassification of derivative liability to additional paid-in-capital	$—	$—
Loss on debt extinguishment - related party	$—	$—
Sale of 4.5% subsidiary ownership	$—	$—
Reacquired 4.5% subsidiary ownership	$—	$—
Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	$4,964	$5,803
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	4

Note 1 Organization and Nature of Operations

Safety Quick Lighting & Fans Corp. (“Company”), a Florida corporation, was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC (“SQL-LLC”). The Company was converted to a corporation on November 6, 2012. The Company holds a number of worldwide patents, and has received a variety of final electrical code approvals, including UL-Listing and CSA approval (for the United States and Canadian Markets), and CE (for the European market). The Company maintains an office in Alpharetta, Georgia and in Foshan, Peoples Republic of China with three staff of quality control engineers.

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

The Company markets consumer friendly, energy saving “Plug-In” ceiling fans and light fixtures under the GE brand as well as ‘conventional’ ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting & Fans LLC (“Subsidiary”). The Subsidiary was incorporated in Florida on April 27, 2011 and is in the business of manufacturing the patented device that the Company owns. The subsidiary had no activity during the periods presented.

The Company’s fiscal year end is December 31.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

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

Table of Contents	5

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings.  The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the products, (ii) competition inherent at large national retail chains where products are expected to be sold (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Safety Quick Lighting & Fans Corp and its subsidiary, SQL Lighting & Fans LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest

In May 2012, in connection with the sale of the Company’s member units in the Subsidiary, the Company’s ownership percentage decreased from 98.8% to 94.35%. The Company then reacquired these member units in June 2013 increasing the ownership percentage from 94.35% back to 98.8%. During the three-months ended March 31, 2015 and the year-ended December 31, 2014, there was no activity in the Subsidiary. Its pro rata share of the 2014 loss from operations is recognized in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had $184,694 and $1,241,487 in money market as of March 31, 2015 and December 31, 2014, respectively.

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

The net balance of accounts receivable for three months ended March 31, 2015 and December 31, 2014 follows:

	March 31, 2015	December 31, 2014
Accounts Receivable	$1,419,247	$—
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$1,419,247	$—

The Company had no sales in 2014. All amounts are deemed collectible at March 31, 2015 and the Company has not incurred any bad debt expense.

Concentration of Risk

For the three months ended March 31, 2015, the Company made sales to three customers.  Sales to two of the customers were through the Company's third party sales partner, Design Solutions International.  Design Solutions International made sales on the Company's behalf to two national retailers, amounting to approximately $924,000, or 65% of total sales.  The Company also made sales directly to a national retailer, amounting to approximately $495,000, or 35% of total sales.  These amounts were due at month end March 31, 2015, and have been subsequently collected.

Table of Contents	6

Subsequent Events

No events occurred subsequent to the financial statement date which Company management deemed significant.

Inventory

Inventory will consist of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company will periodically review historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At March 31, 2015 and December 31, 2014, the Company had no inventory, and accordingly, no allowance for damaged, obsolete or unsaleable inventory.

Valuation of Long-Lived Assets and Identifiable Intangible Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. The Company determined no impairment adjustment was necessary during the periods ending March 31, 2015 and December 31, 2014.

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

Table of Contents	7

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

Table of Contents	8

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

Table of Contents	11

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three months ended March 31, 2015, and 2014 the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented..

The Company has the following common stock equivalents at March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014

Convertible Debt (Exercise price - $0.25/share)	18,056,932	8,976,532
Stock Warrants (Exercise price - $0.001 - $0.375/share)	9,728,984	3,672,134
Stock Options (Exercise price - $0.375/share)	200,000	666,750
Unvested Restricted Stock - Chief Executive Officer	750,000	687,500
Total	28,736,916	14,002,916

Table of Contents	12

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

Table of Contents	13

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

Table of Contents	14

Note 3 Furniture and Equipment

Furniture and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Office Equipment	$120,759	$120,759
Furniture and Fixtures	30,560	29,070
Total	151,320	149,829
Less: Accumulated Depreciation	(22,625)	(17,221)
Property and Equipment - net	$128,695	$132,609

Note 4 Intangible Assets

Intangible assets -patents consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Patents	$67,647	$61,690
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(16,287)	(15,271)
Patents - net	$51,360	$46,419

At March 31, 2015, future amortization of intangible assets is as follows:

Year Ending December 31
2015	$4,257
2016	4,302
2017	4,297
2018	4,297
2019	4,297
2020 and Thereafter	29,910
$51,360

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended agreement with General Electric regarding the trademarking of its products. The license is amortized through its expiration in November, 2018.

	March 31, 2015	December 31, 2014

GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(3,036,789)	(2,434,783)
Patents – net	$8,963,211	$9,565,217

Table of Contents	15

At March 31, 2015 future amortization of intangible assets is as follows:

Year Ending December 31
2015	$1,839,465
2016	2,448,161
2017	2,441,472
2018	2,234,114
$8,963,211

Note 6 Debt

(A) Summary of Debt Transactions

At March 31, 2015 and December 31, 2014, debt consists of the following:

	March 31, 2015	December 31, 2014

Notes payable	$379,414	$405,095
Convertible notes	4,481,538	4,487,234
Convertible notes - related party	32,695	26,999
Less: debt discount	(4,402,773)	(4,402,773)
Debt – net	490,874	516,555
Amortization of debt discount	2,363,935	1,827,534
Less: current portion - notes payable	(104,157)	(98,086)
Less: current portion convertible debt	(1,480,814)	(1,250,981)
Less: current portion related party	(32,695)	—
Long term debt – net	$1,237,144	$995,022

Notes Payable

	Third Party	Related Party		Totals

Balance December 31, 2013	$503,203		$26,108	$529,311
Repayments	(98,108)		(26,108)	(124,216)
Balance December 31, 2014	405,095			405,095
Repayments	(25,682)		—	(25,682)
Balance March 31, 2015	$379,414	$		$379,414

Convertible Debt - Net

The Company has recorded derivative liabilities associated with these convertible debt instruments, as more fully discussed at Notes 7 and 11.

	Third Party	Related Party	Totals

Balance December 31, 2013	$361,245	$50,000	$411,245
Proceeds	2,270,100	—	2,270,100
Repayments	—	—	—
Less: gross debt discount recorded	(2,203,354)	(46,105)	(2,249,459)
Add: Amortization of Debt Discount	1,484,004	23,104	1,507,108

Balance December 31, 2014	1,911,995	26,999	1,938,994
Add: Amortization of Debt Discount	530,705	5,696	536,401
Balance December 31, 2014	$2,442,700	$32,695	$2,475,395

Table of Contents	16

In connection with the $2,270,100 convertible debt offering in May 2014, the Company issued 5,390,100 detachable warrants. The notes and warrants were treated as derivative liabilities.

On November 26, 2013, May 8, 2014 and June 25, 2014 we completed an offering (the “Notes Offering”) of our 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or our 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of March 31, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

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

Because we were unable to file a registration statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or June 30, 2014, we were in default under such Registration Rights Agreements (the “Filing Default Damages”). Pursuant to the Registration Rights Agreement, the Filing Default Damages mandate that the Company shall pay to the Investors, for each thirty (30) day period of such failure and until the filing date of the registration statement and/or the common stock may be sold pursuant to Rule 144, an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% percent of the aggregate gross proceeds paid by the Investors for the Notes. If the Company fails to pay any partial liquidated damages in full within five (5) days of the date payable, which is the Note maturity date, the Company shall pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Investors, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Table of Contents	17

In addition, because we were unable to have a registration statement declared effective pursuant to the terms of the Registration Rights Agreements dated as of November 26, 2013, we were in default under such Registration Rights Agreements (the “Effectiveness Default Damages”). Pursuant to the Registration Rights Agreement, the Effectiveness Default Damages mandated that the interest rate due under the Note corresponding to such Registration Rights Agreement will increase 2% above the then effective interest rate of such Note, and shall continue to increase by 2% every 30 days until a registration statement is declared effective.

The Company’s registration statement covering our common stock, into which the Notes may be converted, was first filed on August 1, 2014, and was declared effective by the SEC on October 22, 2014. The Filing Default Damages stopped accruing on the date such registration statement was filed, and the Effectiveness Default Damages stopped accruing on the date it was declared effective.

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

On January 23, 2015, the Company sent a letter agreement to the Investors holding Notes dated November 26, 2013 and May 8, 2014, which constituted all Investors with Filing Default Damages or Effectiveness Default Damages due to them pursuant to the Registration Rights Agreements dated as of November 26, 2013 or June 30, 2014 (the “Agreement to Convert”). The Company invited the Investors, as applicable, to elect to convert the Interest Due and/or the Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock at a price of $0.25 per share, and asked each Investor, as applicable, to make such election by acknowledging and returning the Agreement to Convert to the Company.

We issued 1,601,243 shares representing $400,311 in penalties and interest in connection with the above Agreement and Waiver and the Agreement to Convert during the three-months ended March 31, 2015.

(B) Terms of Debt

The debt carries interest between 12% and 15% and is due in November 2015, May 2016 and June 2016.

All convertible debt and related warrants issued with the convertible notes are convertible at $0.25 and $0.375/share, respectively; however, given the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

Table of Contents	18

(C) Future Commitments

At March 31, 2015 the Company has outstanding debt of $2,344,090.

Future minimum repayment obligations are as follows:

Year Ended December 31
2015	$2,348,290
2016	2,544,357
Less: unamortized debt discount	(2,038,838)
Less: current maturities	(1,617,666)
Debt - long term	$1,237,144

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	March 31, 2015	December 31, 2014

Fair value at the commitment date - convertible debt	$4,892,234	$4,892,234
Fair value at the commitment date - warrants	677,214	677,214
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(214,769)	(214,769)
Fair value mark to market adjustment - stock options	(16,440)	(25,614)
Fair value mark to market adjustment - convertible debt	(937,476)	(668,189)
Fair value mark to market adjustment - warrants	(16,744)	(13,701)
Totals	$4,379,432	$4,647,175

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of M:

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

The Company recorded a derivative expense of $272,292 and $89,779 for the three months ended March 31, 2015 and 2014, respectively.

Table of Contents	19

The Company recorded amortization of derivative discount expense of $536,401 as of March 31, 2015 and $1,507,107 for the year ended December 31, 2014.

Note 9 Debt Issue Costs

Debt issue costs - net - December 31, 2013	$235,211
Debt issue cost additions	69,600
Accumulated expense	(154,851)
Debt issue costs - December 31, 2014	161,946
Accumulated expense	(38,612)
Debt issue costs - net -March 31, 2015	$123,334

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

The license is non-transferable and cannot be sub licensed. Various termination clauses are applicable, however, none were applicable as of March 31, 2015 and December 31, 2014.

In August, 2014, the Company entered into a second amendment pertaining to its royalty obligations. Under the terms of the agreement, the Company agreed to pay a total of $12,000,000 by November 2018 for the rights assigned in the original contract. In case the Company does not pay GE a total of at least $12,000,000 in cumulative royalties over the Term, the difference between $12,000,000 and the amount of royalties paid to GE is owed in December, 2018.

Payments are due quarterly based upon the prior quarters’ sales. During the period ended the Company made $75,130 in payments under the agreement the terms of this agreement.

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

Table of Contents	20

Note 11 Stockholders Deficit

(A) Common Stock

During the three-months ended March 31, 2015 and the year-ended December 31, 2014, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share

December 31, 2014
Common stock issued in exercise of warrants	(1)	1,000,000	$1,000	$0.001
Common stock issued per mutual release and waiver	(2)	250,000	$62,500	$0.25
		1,250,000	$63,500	$0.001 - 0.25
March 31, 2015
Common stock issued per Agreement and Waiver and Agreement to Convert	(3)	1,601,243	$400,311	$0.25
		1,601,243	$400,311	$0.25

Total		2,851,243	$463,811	$0.001 - 0.025

The following is a more detailed description of the Company’s stock issuance from the table above:

(1) Exercise of Warrants

During 2014, the Company received $1,000 in connection with an exercise of 1,000,000 warrants that had been assigned from one investor (who originally held 2,400,000 and exercised 1,400,000 in 2013). There was no additional compensation expense recorded on this transaction.

(2) Services Rendered - Related Party

In November 2014, the Company issued 750,000 of restricted, non-vested shares to its new Chief Executive Officer. The shares are to vest as follows: 250,000 in May 2015 and 500,000 shares in December 2015. The shares are valued at $0.25 per share.

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

(3) Agreement and Waiver and Agreement to Convert

The Company issued 1,601,243 shares at $0.25 per share, representing $400,311 in penalties and interest, in connection with the Agreement and Waiver and the Agreement to Convert. For a complete description of the Agreement and Waiver and the Agreement to Convert, see Note 6 above.

Table of Contents	21

(B) Additional Paid in Capital and Other Equity Transactions

The following transactions occurred during the period:

(1) Derivative Liability

Reclassification of derivative liability associated with warrants of $3,043 for the three months ended March 31, 2015 and $214,769 for the year ended December 31, 2014.

(2) Services Rendered – Related Parties

Common stock issued for services – related party of $76,312 for the year ended December 31, 2014.

(C) Stock Options

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Balance - December 31, 2013 - outstanding	300,000	0.375	4.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	(100,000)	—	—	—
Balance- December 31, 2014	200,000	0.375	3.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- March 31, 2015	200,000	0.375	3.43	—

Of the total options granted, 100,000 were cancelled in February 2014 as a Board Director resigned.

(D) Stock Warrants

All warrants issued during the year ended December 31, 2014 were accounted for as derivative liabilities as the warrants contained a ratchet feature. See Note 7. No warrants were issued during the three-months ended March 31, 2015.

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

Table of Contents	22

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2013	4,338,884	$0.242	4.9
Granted	5,390,100	0.375	5.0
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2014	9,728,984	$0.375	4.4
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2013	9,728,984	$0.375	3.9

Note 12 Commitments

(A) Operating Lease

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

The minimum rent obligations are approximately as follows:

Year	Minimum Obligation	Sublease Rentals	Net Obligation

2015	$74,765	$63,176	$11,588
2016	109,720	86,688	23,032
2017	46,568	22,263	24,305
2018	25,154	—	25,154
2019	8,615	—	8,615

Total	$264,822	$172,127	$92,695

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

Table of Contents	23

The company cancelled a 2013 agreement with previous CEO in November 2014. That agreement was cancelled upon the Company executing a Mutual Release and Waiver agreement (Termination Agreement) with the CEO dated November, 2014. The Termination Agreement allowed for immediate vesting of 750,000 shares of the original 1,250,000 unvested shares previously granted to the CEO. In addition the Company agreed to pay the executive .5% (.005) of sales associated with one selected customer occurring for up to 36 months.

(C) Consulting Agreement

The Company has a 3 year consulting agreement with a Non-Executive Director which expires in November 2016 which carries an annual payment of $150,000 cash, stock or 5 year options equal to .5% (.005) of Company’s annual net sales.

Note 13 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $1,543,415 and net cash used in operations of $1,423,976 for the three months ended March 31, 2015; and a working capital deficit and stockholders’ deficit of $6,186,587 and $5,850,064 respectively, at March 31, 2015 and December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Forward-Looking Statements

The information set forth in this Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Safety Quick Lighting & Fans’ revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. Our main technology consists of a fixable socket and a revolvable plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve and a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this Quarterly Report.

Safety Quick Light LLC began marketing the SQL Technology in 2007 for installation of light fixtures and ceiling fans during manufacturing and as a kit for installing the SQL Technology in existing light fixtures and ceiling fans. Our management team determined that it could improve its gross margins if it were to market light fixtures and ceiling fans with its plug technology already installed on fixtures (the “New Business Model”) instead of marketing the SQL Technology as an add-on device.

Table of Contents	25

Company management then took the next step in furtherance of its New Business Model and sought the endorsement of the SQL Technology from General Electric Corporation (“GE”). In June 2011, GE and SQL Lighting & Fans, LLC, a subsidiary of the Company, entered into a trademark licensing agreement (the “License Agreement”) under which SQL Lighting & Fans, LLC was licensed to use the GE monogram logo on its devices and certain other trademarks on its ceiling fans and light fixtures through December 31, 2018. The License Agreement requires the Company to pay a percent of revenue generated on our products using the GE monogram logo as a license fee, including a minimum license fee payment during the term. The License Agreement enables the Company to market ceiling fans and light fixtures with and without the SQL Technology using the GE logo. The License Agreement imposes certain manufacturing and quality control conditions that we must maintain. In addition to marketing ceiling fans and light fixtures under the GE logo and trademarks, the Company has the right to offer private label ceiling fans and light fixtures with the SQL Technology installed to retailers that market private label products. We amended the License Agreement in April 2013, and again in August 2014, to allow us more flexibility and to recognize the delay in approval of our manufacturing facilities. In return for these amendments, the Company agreed to pay a minimum total of $12,000,000 in licensing fees, which will be due in December 2018.

In July 2012, the Company entered into a sales and marketing agreement with Design Solutions International, Inc. (“DSI”), a privately held, lighting industry design and marketing firm whose existing customer base includes major retailers throughout North America.  DSI’s management boasts an average of 25-years’ experience in the lighting industry, and provides to the Company sales and marketing support in North America and sourcing and production management support in China.  In addition to DSI’s sales and marketing support, the Company’s products will also be sold through GE’s lighting sales group as a condition of the License Agreement.

During the period ended March 31, 2015, the Company recorded its first sales under its New Business Model, which recognized a gross margin of 12.6%. Some of these sales were made through our third party sales organization, and thus we incurred contractually agreed upon sales commissions. Selling expenses and licensing fee debt payments amounted to approximately $227,000 of sales. These sales represent initial introductory orders, and the Company anticipates follow-on orders to these customers with follow-on sales at greater gross margins.

Results of Operations – For the Three - Months Ended March 31, 2015 Compared to the Three - Months Ended March 31, 2014

	For the three - months ended
	March 31, 2015	March 31, 2014	$ Change	% Change

Revenue	$1,419,217	$—	$1,419,217	100%

Cost of sales	(1,239,728)	—	(1,239,728)	100%

Gross profit	179,488	—	179,488	100%

General and administrative expenses	1,247,373	377,726	885,272	234%

Loss from Operations	(1,067,885)	(377,726)	690,159	(183)%

Other Income / (Expense)	(475,530)	(274,426)	201,104	(73)%

Net Loss	$(1,543,415)	$(652,152)	$891,263	(137)%

Net loss per share - basic and diluted	(0.05)	(0.02)	(0.03)	(150)%

Revenue

We had recorded revenue of $1,419,217 for the three-month period ended March 31, 2015, as compared to revenue of $0 for the three-month period ended March 31, 2014. The increase is attributable to sales of GE branded ceiling fan products under the New Business Model to two large retailers. These sales were initial orders with the expectation of follow on orders. These sales did not include the SQL Technology.

Table of Contents	26

Cost of Sales

We had a cost of sales of $1,239,728 for the three-month period ended March 31, 2015, as compared to a cost of sales of $0 for the three-month period ended March 31, 2014. The increase in cost of sales was associated with the New Business Model, and the sales of GE branded ceiling fans.

Gross Profit

We had gross profit of $179,488 for the three-month period ended March 31, 2015, as compared to gross profit of $0 for the three-month period ended March 31, 2014. The gross profit as a percent of sales was 12.6% and represents the initial orders to these customers. We believe there are opportunities to improve gross profit as a percent of sales on future orders.

General and Administrative Expenses

General and administrative expense increased $869,647 during the three-month period ended March 31, 2015 to $1,247,373 from $377,726 for the three-month period ended March 31, 2014.

The increases in the general and administrative expenses were due to the following significant items:

·	$602,000 increase in the amount recorded for the amortization of the License Agreement.
·	$99,000 increase in consulting expenses associated with activities as a public company.
·	$128,000 increase on commissions associated with sales.
·	$57,000 increase in accounting expenses driven by additional requirements for a public company.
·	$18,000 increase in China operational expenses as the Company went through the GE approval process.
·	$25,000 increase in marketing expenses as associated with the SQL Technology.

Further, decreases in certain items of general and administrative expenses were attributable to the following:

·	$46,000 decrease in legal fees due to activity associated with prior years Notes Offering.
·	$13,000 decrease in rent associated with new office space and sublet of previous space.
·	$13,000 decrease in salaries due to change in CEO compensation.

Loss from Operations

Loss from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses increased $201,104 during the three-month period ended March 31, 2015 to $475,530, from $274,462 for the three-month period ended March 31, 2014.

The increase in other expense is due to the following significant items:

·	Increase of $400,000 in interest expense reflecting the addition of the May 2014 and June 2014 Notes Offering.
·	Decrease of $183,000 in derivative expense associated with the Notes.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the three-month period ended March 31, 2015 was approximately ($1,543,000) and ($0.05) per share, respectively, as compared to the three-month period ended March 31, 2014, where net loss was approximately ($652,000) and ($0.02) per share, respectively. Inflation did not have a material impact on operations for the three-month period ended March 31, 2015 or 2014.

Table of Contents	27

Interest Expense

The following table details the Company’s interest expense components:

	For the three-months ended March 31,
	2015	2014

Interest accrued on Notes outstanding.	$133,743	$65,737
Interest on SBA loan with Signature Bank	4,318	5,803
TOTAL INTEREST EXPENSE – Notes Payable	138,061	71,540
Amortization of Debt Issue Cost	38,612	30,138
Amortization of Debt Discount	536,401	262,527
	$713,074	$364,205

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow, which may require it to seek additional capital to maintain current operations. In addition, if sufficient sales growth is achieved, the Company may be required to enter into financing arrangements to fund its working capital needs. The Company currently has no such financing commitments in place.

For the three-months ended March 31, 2015 the Company used $1,423,976 in cash for operations as compared with $345,063 used for the same period in 2014. The Company’s $1,078,913 decrease in cash from operations was due to the $891,263 increased operating loss, $1,419,000 in accounts receivable associated with sales, payment of $75,000 to GE on the reduction of debt associated with the License Agreement, and a $183,200 decrease in derivatives liability. This was partially offset by a $602,000 increase in amortization of the License Agreement, an increase of $610,000 in accounts payable, and $274,000 in amortization of debt discount.

For the three-months ended March 31, 2015, the Company used $7,446 in cash for investing activities as compared with $116,760 for the same period in 2014. The reduction was primarily driven by a $108,000 acquisition of equipment in China during 2014.

For the three-months ended March 31, 2015, the Company provided $374,629 in cash from financing activities as compared to a use of $29,553 for the same period in 2014. The increase in cash provided was due to $400,000 in interest paid in common stock, less amounts to pay down term debt.

As a result of the above operating, investing and financing activities, the Company used $1,056,793 in cash equivalents for the three-months ended March 31, 2015 as compared with $491,376 for the same period in the previous year.

The Company had a working capital deficit of $6,186,587 for the three-months ended March 31, 2015 and $5,850,064 at December 31, 2014. The change is attributable to an accounts receivable offset by accounts payable and derivative liability.

During 2014, the Company executed a second amendment to the License Agreement. Under the terms of this amendment, the Company agreed to pay GE a total of $12,000,000 by November, 2018 for the rights associated with the GE brand. The amount will be paid from a percentage of sales in accordance with a schedule with the residual balance, if any, due in 2018. Given the Company’s lack of sales history associated with the License Agreement, the entire balance has been classified as long-term.

Table of Contents	28

The Company had no inventory on its balance sheet at March 31, 2015. Company management anticipates minimal, if any inventory of its SQL Technology and ceiling and fan fixtures. Production of the SQL Technology and fixtures will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which the products become the property of the customer. The Company anticipates a need to stock inventory for its customers’ e-commerce sales activity. As such, it will be required to stock inventory beginning in mid-2015, as needed to support these activities. The Company anticipates the need for a financing facility to support accounts receivable and, potentially, inventory as the need arises. The Company does not currently have such a facility in place and there is no assurance that such a facility can be secured when needed.

The Company’s cash balance as of March 31, 2015 was $184,694. In light of the Company’s projected working capital needs, it may need to seek additional capital, which may dilute existing shareholders. There is no guarantee that the Company will be successful in raising additional capital or be successful in the execution of its plans.

Concentration of Risk

For the three months ended March 31, 2015, the Company made sales to three customers.  Sales to two of the customers were through the Company's third party sales partner, Design Solutions International.  Design Solutions International made sales on the Company's behalf to two national retailers, amounting to approximately $924,000, or 65% of total sales.  The Company also made sales directly to a national retailer, amounting to approximately $495,000, or 35% of total sales.  These amounts were due at month end March 31, 2015, and have been subsequently collected.

Subsequent Events

No events occurred subsequent to the financial statement date which Company management deemed significant.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Part I, Item 1.

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

Table of Contents	29

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

Table of Contents	30

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

The following are the hierarchical levels of inputs to measure fair value:

·	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
·	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
·	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3.

Table of Contents	31

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
Table of Contents	32

·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
Table of Contents	33

·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	34

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

Table of Contents	35

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Table of Contents	36

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2013, May 8, 2014 and June 25, 2014 we concluded closings of the offering of our 12% Secured Convertible Promissory Notes (the “12% Notes”) and/or our 15% Secured Convertible Promissory Notes (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act (collectively, the “Notes Offering”). The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of May 1, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering.

Interest under the Notes is due and payable on the one year anniversary of the date funds were submitted, and quarterly thereafter, with the principal balance of each Note and all unpaid interest thereon due and payable twenty-four (24) months after the date of issuance. The principal and interest under the Notes are convertible into shares of our common stock at $0.25 per share. Each Investor also received five (5) year common stock warrants to purchase our common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”).

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

The foregoing is only a brief description of the material terms of the Notes, Warrants and Registration Rights Agreements, each of which is more fully detailed in and filed as an exhibit to the Company’s Registration Statement, and does not purport to be a complete description of the rights and obligations of the parties thereunder; such descriptions are qualified in their entirety by reference to such exhibits.

Because we were unable to file a Registration Statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, we were in default under such Registration Rights Agreements (the “Filing Default Damages”). In addition, because we were unable to have a Registration Statement declared effective pursuant to the terms of the Registration Rights Agreements dated as of November 26, 2013 and May 8, 2014, we were in default under such Registration Rights Agreements (the “Effectiveness Default Damages”). The Filing Default Damages stopped accruing on the date the Registration Statement was filed, and the Effectiveness Default Damages stopped accruing on the date it was declared effective.

Table of Contents	37

On December 11, 2014, the Company sent a letter to the Investors holding Notes dated November 26, 2013 (the “2013 Investors”) concerning the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 (the “First Interest Payments”). The Company expressed its preference to conserve working capital to support operations and customer orders, and invited the 2013 Investors to convert the First Interest Payments into shares of the Company’s common stock to further this purpose. The Company also asked each 2013 Investor to execute an Agreement and Waiver (the “Agreement and Waiver”), which granted the Company a grace period, deferring the Company’s obligation to make payment of the First Interest Payment and interest that was due under the Note through November 26, 2014 (the “Interest Due”) until February 24, 2015 (the “Extension”), during which time such deferment would not be considered an Event of Default under the 2013 Investor’s Note. In connection with the Extension, subsequent quarterly payments of interest will be determined based on the issuance date of each Note rather than the date that each 2013 Investor first submitted payment for their Note, the sole purpose and impact of this change being to reduce ongoing costs to administer the Notes. In return for granting the Extension, we offered to capitalize the Interest Due at a rate of 12% (the “Additional Interest”), which was convertible into shares of the Company’s common stock at the conversion price of $0.25 per share as of February 24, 2014, unless the 2013 Investor requested to receive the Additional Interest in cash fifteen (15) days prior to the end of the Extension.

On January 23, 2015, the Company sent a letter agreement to the Investors holding Notes dated November 26, 2013 and May 8, 2014, which constituted all Investors with Filing Default Damages or Effectiveness Default Damages due to them pursuant to the Registration Rights Agreements dated as of November 26, 2013 or June 30, 2014 (the “Agreement to Convert”). The Company invited the Investors, as applicable, to elect to convert the Interest Due and/or the Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock at a price of $0.25 per share, and asked each Investor, as applicable, to make such election by acknowledging and returning the Agreement to Convert to the Company.

As of May 12, 2015, twenty-five (25) 2013 Investors returned a signed Agreement and Waiver to the Company, resulting in Additional Interest of $7,470, and only one (1) 2013 Investor elected to receive the Additional Interest in cash rather than the Company’s common stock. In addition, twenty-three (23) Investors returned an Agreement to Convert electing to convert the Interest Due, the Filing Default Damages and the Effectiveness Default Damages, as applicable, into shares of the Company’s common stock. As of May 12, 2015, the Company issued 1,718,585 shares of its common stock to accepting Investors in exchange for the Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, as applicable.

The foregoing is only a brief description of the material terms of the Agreement and Waiver and the Agreement to Convert, each of which is filed as an exhibit hereto, and does not purport to be a complete description of the rights and obligations of the parties thereunder; such descriptions are qualified in their entirety by reference to such exhibits.

Net proceeds from the Notes Offering were used for the Company’s general working capital. Additional information concerning the use of proceeds from the Notes Offering can be found in the subsection titled “Liquidity and Capital Resources” found in Part I, Item 2 above, which is incorporated by reference into this Part II, Item 4.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Table of Contents	38

Item 6. Exhibits

(b) Exhibit Index

No.	Description of Exhibit
10.1	Form of Agreement and Waiver, dated December 10, 2014, between the Company and 2012 Investors. (1)
10.2	Form of Letter Agreement, dated January 23, 2014, between the Company and holders of Notes dated November 26, 2013, to convert Interest Due and/or Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock. (1)
10.3	Form of Letter Agreement, dated January 23, 2014, between the Company and holders of Notes dated May 8, 2014, to convert Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock. (1)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-K for the three-months ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

 _______________________

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Table of Contents	39