Form 10-Q
period 2015-06-30
Safety Quick Lighting & Fans Corp.
filed 2015-08-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2015, the issuer had 39,851,918 shares of common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “Safety Quick Lighting & Fans Corp.”

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Safety Quick Lighting & Fans Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	(Unaudited) June 30, 2015	(Audited) December 31, 2014

Assets

Current assets:
Cash	$919,397	$1,241,487
Accounts receivable	1,414,141	—
Inventory	409,980	—
Prepaid expenses	24,192	29,643
Total current assets	2,767,710	1,271,130

Furniture and Equipment - net	123,231	132,609

Other assets:
Patent - net	63,400	46,419
Debt issue costs - net	84,289	161,946
GE trademark license - net	8,354,515	9,565,217
Other assets	65,714	65,714
Total other assets	8,567,918	9,839,296

Total assets	$11,458,859	$11,243,035

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$2,325,379	$1,041,741
Convertible debt - net of $1,490,827 debt discount	2,973,405	1,223,982
Convertible debt - related parties - net of $11,609 debt discount	38,391	26,999
Notes payable	105,409	98,086
Derivative liabilities	4,016,073	4,651,762
Other current liabilities	60,957	78,622
Total current liabilities	9,519,614	7,121,192

Long term liabilities:
Convertible debt	—	688,013
Notes payable	248,539	307,009
GE royalty obligation	11,844,661	12,000,000
Total long term liabilities	12,093,200	12,995,022

Total liabilities	21,612,814	20,116,214

Table of Contents	1

Stockholders' deficit:
Preferred stock: $0 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: $0 par value, 500,000,000 shares authorized; 39,851,918 and 35,750,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	127,400	127,400
Additional paid-in capital	8,091,273	6,359,127
Accumulated deficit	(18,337,186)	(15,324,264)
Total Stockholders' deficit	(10,118,513)	(8,837,737)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(10,153,955)	(8,873,179)

Total liabilities and stockholders' deficit	$11,458,859	$11,243,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

Safety Quick Lighting & Fans Corp. and Subsidiary
Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2015 and 2014
(Unaudited)
	Three Months		Six Months
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales	$799,922	$—	$2,219,138	$—

Cost of sales	(707,252)	—	(1,946,981)	—

Gross profit	92,670	—	272,157	—

General and administrative expenses	1,279,838	583,281	2,527,211	937,828

Loss from operations	(1,187,168)	(583,281)	(2,255,054)	(937,828)

Other income (expense)
Interest expense	(645,035)	(477,616)	(1,393,557)	(814,248)
Derivative expenses	—	(568,485)	—	(568,485)
Change in fair value of embedded derivative liabilities	362,697	134,887	635,689	224,666
Other expense	—	(218,143)	—	(218,143)
Total other expense - net	(282,338)	(1,129,357)	(757,868)	(1,376,210)

Net loss including noncontrolling interest	(1,469,506)	(1,712,638)	(3,012,922)	(2,314,038)
Less: net loss attributable to noncontrolling interest	—	(17,444)	—	(27,768)
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(1,469,506)	$(1,695,194)	$(3,012,922)	$(2,286,270)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding during the year - basic and diluted	37,976,375	35,105,787	36,934,354	34,811,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

Safety Quick Lighting & Fans Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
(Unaudited)
	Six months
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(3,012,922)	$(2,286,270)
Net loss attributable to noncontrolling interest	—	(27,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,868	8,105
Amortization of debt issue costs	77,657	63,909
Amortization of debt discount	1,072,802	579,383
Amortization of patent	2,320	1,414
Amortization of GE trademark license	1,210,702	—
Change in fair value of derivative liabilities	(635,689)	(224,666)
Derivative expense	—	568,485
Stock options issued for services - related parties	62,500	31,250
Change in operating assets and liabilities:
Accounts receivable	(1,414,141)	—
Prepaid expenses	5,451	(38,104)
Inventory	(409,980)	—
Royalty payable	(155,339)	—
Other	(17,665)	(27,020)
Deferred rent	—	3,846
Accounts payable & accrued expenses	1,283,638	434,759
Net cash used in operating activities	(1,919,798)	(912,677)

Cash flows from investing activities:
Purchase of property & equipment	(1,490)	(142,034)
Payment of patent costs	(19,301)	(8,700)
Net cash used in investing activities	(20,791)	(150,734)

Cash flows from financing activities:
Direct issue costs paid	—	(69,944)
Proceeds from issuance of convertible notes	—	2,270,100
Stock issued in exchange for interest	429,646	—
Repayments of notes	(51,147)	(8,560)
Repayments of notes - related party	—	(26,108)
Proceeds from the exercise of options	—	1,000
Proceeds from issuance of stock	1,240,000	—
Net cash provided by financing activities	1,618,499	2,166,488

Increase / (Decrease) cash and cash equivalents	(322,090)	1,103,077
Cash and cash equivalents at beginning of period	1,241,487	1,132,974
Cash and cash equivalents at end of period	$919,397	$2,236,051

Table of Contents	4

Supplementary disclosure of non-cash financing activities:
Reduction in principal balance of notes from escrow balance	$—	$40,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$—	$2,249,459
Reclassification of derivative liability to additional paid-in-capital	$—	$214,769

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$320,599	$11,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	5

Note 1 Organization and Nature of Operations

Safety Quick Lighting & Fans Corp., a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC (“SQL-LLC”). The Company was converted to corporation on November 6, 2012. The Company holds a number of worldwide patents, and has received a variety of final electrical code approvals, including UL-Listing and CSA approval (for the United States and Canadian Markets), and CE (for the European market). The Company also maintains an office in Foshan, Peoples Republic of China with three staff of quality control engineers.

The Company is engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. The Company’s main technology consists of a fixable socket and a revolvable plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior.

The plug is also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures.

The Company markets consumer friendly, energy saving “Plug-In” ceiling fans and light fixtures under the GE brand as well as “conventional” ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting & Fans LLC (the “Subsidiary”). The Subsidiary was formed in Florida on April 27, 2011, and is in the business of manufacturing the patented device that the Company owns. The Subsidiary had no activity during the periods presented.

The Company’s fiscal year end is December 31.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

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

Table of Contents	6

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings.  The factors expected to contribute to this variability include, among others: (i) the uncertainty associated with the commercialization and ultimate success of the product; (ii) competition inherent at large national retail chains where product is expected to be sold; (iii) general economic conditions; and (iv) the related volatility of prices pertaining to the cost of sales.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Safety Quick Lighting & Fans Corp. and the Subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest

In May 2012, in connection with the sale of the Company’s member units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these member units in June 2013, increasing the ownership percentage from 94.35% back to 98.8%. During 2014, there was no activity in the Subsidiary. Its pro rata share of the Company’s 2014 loss from operations is recognized in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $919,398 and $1,241,487 in money market account(s) as of June 30, 2015 and December 31, 2014, respectively.

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

The Company’s net balance of accounts receivable for three-months ended June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Accounts Receivable	$1,414,141	$—
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$1,414,141	$—

The Company had no sales in 2014. All amounts are deemed collectible at June 30, 2015, and the Company has not incurred any bad debt expense.

Table of Contents	7

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At June 30, 2015 and December 31, 2014, the Company had $409,980 and $0 in inventory, respectively. The Company maintains an allowance based on specific inventory items which have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2015, the Company has determined that no allowance is required.

Valuation of Long-Lived Assets and Identifiable Intangible Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. The Company determined no impairment adjustment was necessary for the periods presented.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Table of Contents	8

GE Trademark Licensing Agreement

The Company entered into a License Agreement with General Electric on June, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric. As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum Trademark Licensing Fee (Royalty Obligation) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in December, 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60 months.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 8.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

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

Table of Contents	9

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

Stock-Based Compensation – Employees

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the six-months ended June 30, 2015 and 2014, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014

Convertible Debt (Exercise price - $0.25/share)	18,056,932	18,056,932
Stock Warrants (Exercise price - $0.001 - $0.375/share)	9,062,234	9,728,984
Stock Options (Exercise price - $0.375/share)	200,000	200,000
Unvested Restricted Stock - Chief Executive Officer	500,000	125,000
Total	27,819,166	28,110,916

Table of Contents	13

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a) Affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) Principal owners of the Company; e) Management of the Company; f) Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a). the nature of the relationship(s) involved; b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Table of Contents	14

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

In May 2014, the FASB and International Accounting Standards Board issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2017. Management has not yet evaluated the future impact of this guidance on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014•10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014•10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception•to•date information on the statements of operations, cash flows and stockholders’ equity. The amendments in the ASU 2014•10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. the Company adopted ASU 2014•10 during the fourth quarter of 2014, thereby no longer presenting or disclosing any information required by Topic 915. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015•10, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

Table of Contents	15

Note 3 Furniture and Equipment

Property and equipment consisted of the following at June, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Office Equipment	$120,759	$120,759
Furniture and Fixtures	30,561	29,071
Total	151,320	149,830
Less: Accumulated Depreciation	(28,089)	(17,221)
Property and Equipment - net	$123,231	$132,609

Note 4 Intangible Assets

Intangible assets -patents consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Patents	$80,992	$61,690
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(17,592)	(15,271)
Patents – net	$63,400	$46,419

At June 30, 2015, future amortization of intangible assets is as follows:

Year Ending December 31
2015	$2,723
2016	5,366
2017	5,399
2018	5,399
2019	5,399
2020 and Thereafter	39,114
$63,400

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the trademarking of its products. The License Agreement is amortized through its expiration in November 2018.

	June 30, 2015	December 31, 2014
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(3,645,485)	(2,434,783)
Patents – net	$8,354,515	$9,565,217

Table of Contents	16

At June 30, 2015 future amortization of intangible assets is as follows for the remaining:

Periods ending December 31
2015	$1,230,769
2016	2,448,161
2017	2,441,472
2018	2,234,113
$8,354,515

Note 6 Note Payable to Bank

At June 30, 2015 and December 31, 2014 the Company had note payable to a bank in the amount of $353,948 and $405,095 respectively. The note dated May, 2007 is due in monthly payments of $10,000 and carries interest at 10%. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company, and is due August 2018.

Principal payments due under the terms of this note are as follows:

2015	$105,409
2016	110,564
2017	115,933
2018	22,042
$353,948

Note 7 Convertible Debt - Net

The Company has recorded derivative liabilities associated with these convertible debt instruments, as more fully discussed at Notes 8 and 12 (B).

	Third Party	Related Party	Totals
Balance December 31, 2013	$361,245	$50,000	$411,245
Proceeds	2,270,100	—	2,270,100
Repayments	—	—	—
Less: gross debt discount recorded	(2,203,354)	(46,105)	(2,249,459)
Add: Amortization of Debt Discount	1,484,004	23,104	1,507,108

Balance December 31, 2014	1,911,995	26,999	1,938,994
Add: Amortization of Debt Discount	1,061,410	11,392	1,072,802
Balance June 30, 2015	2,973,405	38,391	3,011,796
Less Current portion	(2,973,405)	(38,391)	(3,011,796)
Long-Term Convertible Debt	$—	$—	$—

In connection with the $2,270,100 convertible debt offering in May 2014, the Company issued 5,390,100 detachable warrants. The notes and warrants were treated as derivative liabilities.

On November 26, 2013, May 8, 2014 and June 25, 2014 the Company completed an offering (the “Notes Offering”) of its 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or its 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of June 30, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

Table of Contents	17

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one year anniversary of said date, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2%. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the Notes are convertible into shares of the Company’s common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on the Company’s intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and June 25, 2014, as applicable, by and between the Company and each Investor (the “Security Agreement”).

Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase the Company’s common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). Investors of the 12% Notes received Warrants with 25% coverage based on a pre-determined valuation of the Company. Investors of the 15% Notes received Warrants with 15% coverage based on the pre-determined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Warrants with a bonus 40% coverage (“Bonus Coverage”); however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Warrants may be exercised by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant.

In connection with the Notes Offering, the Company entered into Registration Rights Agreements, each dated as of November 26, 2013, May 8, 2014 and June 25, 2014 and each by and between us and each of the Investors (collectively, the “Registration Rights Agreements”) whereby the Company agreed to prepare and file a registration statement with the SEC within sixty (60) days after execution of the applicable Registration Rights Agreement and to have the registration statement declared effective by the SEC within ninety (90) days thereafter.

Because the Company was unable to file a registration statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, the Company was in default under such Registration Rights Agreements (the “Filing Default Damages”). Pursuant to the Registration Rights Agreement, the Filing Default Damages mandate that the Company shall pay to the Investors, for each thirty (30) day period of such failure and until the filing date of the registration statement and/or the common stock may be sold pursuant to Rule 144, an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% percent of the aggregate gross proceeds paid by the Investors for the Notes. If the Company fails to pay any partial liquidated damages in full within five (5) days of the date payable, which is the Note maturity date, the Company shall pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Investors, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

In addition, because the Company was unable to have a registration statement declared effective pursuant to the terms of the Registration Rights Agreements dated as of November 26, 2013, the Company was in default under such Registration Rights Agreements (the “Effectiveness Default Damages”). Pursuant to the Registration Rights Agreement, the Effectiveness Default Damages mandated that the interest rate due under the Note corresponding to such Registration Rights Agreement will increase 2% above the then effective interest rate of such Note, and shall continue to increase by 2% every 30 days until a registration statement is declared effective.

The Company’s registration statement covering its common stock, into which the Notes may be converted, was first filed on August 1, 2014, and was declared effective by the SEC on October 22, 2014. The Filing Default Damages stopped accruing on the date such registration statement was filed, and the Effectiveness Default Damages stopped accruing on the date it was declared effective.

Table of Contents	18

On December 11, 2014, the Company sent a letter to the Investors holding Notes dated November 26, 2013 (the “2013 Investors”) concerning the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 on the one year anniversary of the date that each 2013 Investor submitted payment for their Note (the “First Interest Payments”). The Company invited the 2013 Investors to convert the First Interest Payments into shares of the Company’s common stock to further this purpose. The Company also asked each 2013 Investor to execute an Agreement and Waiver (the “Agreement and Waiver”), which granted the Company a grace period, deferring the Company’s obligation to make payment of the First Interest Payment and interest that was due under the Note through November 26, 2014 (the “Interest Due”) until February 24, 2015 (the “Extension”), during which time such deferment would not be considered an Event of Default under the 2013 Investor’s Note. In connection with the Extension, subsequent quarterly payments of interest will be determined based on the issuance date of each Note (i.e., November 26, 2013) rather than the date that each 2013 Investor first submitted payment for their Note, the sole purpose and impact of this change being to reduce ongoing costs to administer the Notes. In return for granting the Extension, the Company offered to capitalize the Interest Due at a rate of 12% (the “Additional Interest”), which was convertible into shares of the Company’s common stock at the conversion price of $0.25 per share as of February 24, 2014, unless the 2013 Investor requested to receive the Additional Interest in cash 15 days prior to the end of the Extension.

The Company issued 1,718,585 shares representing $429,646 in interest in connection with the above Agreement and Waiver during the six-months ended June 30, 2015.

 (B) Terms of Debt

The debt carries interest between 12% and 15%, and is due in November 2015, May 2016 and June 2016.

All convertible debt and related warrants issued in connection with the Notes Offering are convertible at $0.25 and $0.375/share, respectively; however, given the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

(C) Future Commitments

At June 30, 2015 the Company has outstanding convertible debt of $3,011,796 which is payable within the next twelve months.

Note 8 Derivative Liabilities

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	June 30, 2015	December 31, 2014
Fair value at the commitment date - convertible debt	$4,892,234	$4,892,234
Fair value at the commitment date – warrants	677,214	677,214
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(214,769)	(214,769)
Fair value mark to market adjustment - stock options	(27,214)	(25,614)
Fair value mark to market adjustment - convertible debt	(1,291,525)	(663,602)
Fair value mark to market adjustment – warrants	(19,867)	(13,701)
Totals	$4,016,073	$4,651,762

Table of Contents	19

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2 - 5 years	0.4 - 3.41 years
Risk free interest rate	0.29% - 1.68%	0.64% - 1.68%

Note 9 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $0 and $568,485 for the three-months ended June 30, 2015 and 2014 respectively and $0 and $568,485 for the six-months ended June 30, 2015 and 2014.

Accumulated amortization of derivative discount amounted to $1,502,046 as of June 30, 2015 and $2,575,239 for the year ended December 31, 2014.

Note 10 Debt Issue Costs

Balance- December 31, 2013	$247,197
Additions	69,600
Amortization	(154,851)
Balance- December 31, 2014	161,946
Amortization	(77,657)
Balance- June 30, 2015	$84,289

The Company recorded amortization expense of $39,045 and $33,771 for the three-months ended June 30, 2015 and 2014 respectively and $77,657 and $63,565 for the six-months ended June 30, 2015 and 2014, respectively. Accumulated amortization of debt issuance costs amounted to $232,508 and $154,851 at June 30, 2015 and December 31, 2014 respectively.

Remaining in the following years ended December 31,
2015	$78,090
2016	6,199
$84,289

Note 11 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric (“GE”), which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is non-transferable and cannot be sub-licensed. Various termination clauses are applicable, however, none were applicable as of December 31, 2014 and 2013.

Table of Contents	20

In August 2014, the Company entered into a second amendment to the License Agreement pertaining to its royalty obligations. Under the terms of the amendment, the Company agreed to pay a total of $12,000,000 by November 2018 for the rights assigned in the original contract. In case the Company does not pay GE a total of at least $12,000,000 in cumulative royalties over the term of the License Agreement, the difference between $12,000,000 and the amount of royalties paid to GE is owed in December 2018.

Payments are due quarterly based upon the prior quarters’ sales. The Company has made payments of $74,592 for the three-months and $149,722 for the six-months ended June 30, 2015, respectively.

The License Agreement obligation will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of the Contract Year Net Sales owed to GE

$0 - $50,000,000	7%
$50,000,001 - $100,000,000	6%
$100,000,001+	5%

The Company has limited operating history and does not have the ability to estimate the sales of GE branded product, the liability is classified as long-term. As sales are recognized, the Company will estimate the portion it expects to pay in the current year and classify as current.

Note 12 Stockholders Deficit

(A) Common Stock

For the six-months ended June 30, 2015 and the year ended December, 31 2014, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
December 31, 2014
Common stock issued in exercise of warrants	(1)	1,000,000	$1,000	$0.001
Common stock issued per mutual release and waiver	(2)	250,000	62,500	0.25
		1,250,000	63,500	$.001-0.25
June 30, 2015
Common stock issued per Waiver and Conversion Agreement	(3)	1,718,585	429,646	0.25
Common stock issued per Employment Agreement of CEO	(4)	250,000	62,500	0.25
Common stock issued per Stock Rights Offering	(5)	2,133,333	1,280,000	0.60
		4,101,918	$1,772,146	$0.25-0.60

The following is a more detailed description of the Company’s stock issuance from the table above:

(1) Warrants Exercised for Cash

In connection with a warrant exercise, a third party paid cash to obtain these shares.

Table of Contents	21

(2) Services Rendered - Related Party

In November 2014, the Company issued 750,000 of restricted, non-vested shares to its new Chief Executive Officer, Mr. John Campi. The shares are to vest as follows: 250,000 in May 2015 and 500,000 shares in December 2015. The shares are valued at $0.25 per share.

The Company’s former Chief Executive Officer received 1,250,000 restricted unvested shares in association with an employment contract. These restricted shares were to vest as follows: 500,000 on November 15, 2013 with the remaining 750,000 shares to vest evenly (250,000 shares each vesting period) on December 31, 2014, 2015 and 2016. The shares were valued based on a third party cash offering of convertible debt containing an exercise price of $0.25/share. In November 2014, the agreement was terminated and the Company entered into a new Agreement and Mutual Release with that former CEO. As of that date (November 2014), 500,000 of the aforementioned 1,250,000 shares were fully vested. In accordance with this new Agreement, the Company issued 250,000 shares that vested on December 31, 2014 and the executive retained 500,000 shares of the previous granted (fully vested) shares. The remaining 500,000 unvested shares were forfeited by the former CEO.

(3) Agreement and Waiver and Agreement to Convert

The Company issued 1,718,585 shares at $0.25 per share, representing $429,646 in penalties and interest, in connection with the Agreement and Waiver and the Agreement to Convert. For a complete description of the Agreement and Waiver and the Agreement to Convert, see Note 7 above.

(4) Shares Issued to Chief Executive Officer

In accordance with the Employment Agreement executed with the Company’s Chief Executive Officer, 250,000 shares of Restricted Common Stock vested in May, 2015. These shares were issued at $0.25 per share.

(5) Shares Issued in Connection with Stock Rights Offering

Beginning in May 2015, the Company conducted an offering of up to $4,000,000 of restricted shares of the Company’s common stock at $0.60 per share to certain accredited and non-accredited investors, such offering consisting of one or more closings. On June 12, 2015, the Company completed an initial closing of the offering representing aggregate gross proceeds to the Company of $1,280,000, and thereafter issued 2,133,333 shares of its common stock.

(B) Additional Paid in Capital and Other Equity Transactions

The following transactions occurred during the period:

(1) Derivative Liability

Reclassification of derivative liability associated with warrants of $6,166 for the six-months ended June 30, 2015 and $214,769 for the year ended December 31, 2014.

(2) Services Rendered – Related Parties

Common stock issued for services – related party of $76,312 for the year ended December 31, 2014.

Table of Contents	22

(C) Stock Options

The following is a summary of the Company’s stock option activity:

			Weighted Average
		Weighted Average	Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance - December 31, 2013 - outstanding	300,000	0.375	4.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	(100,000)	—	—	—
Balance- December 31, 2014	200,000	0.375	3.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- June 30, 2015	200,000	0.375	3.17	—

Of the total options granted, 100,000 were cancelled in February 2014 when a member of the Board of Director resigned.

(D) Stock Warrants

All warrants issued during the six-months ended June 30, 2015 and the year ended December 31, 2014 was accounted for as derivative liabilities as the warrants contained a ratchet feature. See Note 8.

During 2014, the Company issued warrants to purchase up to 5,390,100 shares of common stock. The warrants granted expire 5 years from the date of issuance on various dates during 2019.

During 2014, of the total warrants granted, 4,740,100 were granted to third parties, while 650,000 shares of common stock were granted to related parties, consisting of the Company’s former Chief Executive Officer.

During 2014, the Company entered into convertible, secured note agreements. As part of these agreements, the Company issued warrants to purchase up to 5,390,100 shares of common stock. The warrants vest immediately and expire on various dates in 2019, with an exercise price of $0.375 per share.

Table of Contents	23

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2013	4,338,884	0.242	4.9
Granted	5,390,100	0.375	5
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2014	9,728,984	0.375	4.4
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2014	9,728,984	0.375	3.9
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, June 30, 2015	9,728,984	0.375	3.17

During 2014, the Company received $1,000 in connection with the exercise of a warrant to purchase common stock, resulting in the issuance of 1,000,000 shares of common stock. This warrant had been assigned from one investor (which originally held 2,400,000 and exercised 1,400,000 in 2013). There is was no additional compensation expense recorded on this transaction.

Note 13 Commitments

(A) Operating Lease

In January 2014, the Company executed a 39-month lease for a corporate headquarters. The Company paid a security deposit of $27,020.

In October, 2014, the Company executed a 53-month lease for a new corporate headquarters with an annual base rent of $97,266 escalating annually through 2019. The Company paid a security deposit of $1,914.

In October, 2014, the Company entered into a sublease agreement to sublease its previous office space through March 2017.  In connection with the sublease, the Company collected $34,981 as a security deposit.

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2015	$50,556	$42,187	$8,369
2016	109,592	86,688	22,904
2017	50,961	22,263	28,698
2018	25,154	—	25,154
2019	8,615	—	8,615

Total	$244,878	$151,138	$93,740

Table of Contents	24

(B) Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares to him, vesting as follows: 250,000 after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (0.5%) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to one half of one percent (0.5%) of annual sales up to $20 million and .025% for annual sales $20 million and 3% of annual net income. For the six-months ended June, 2015, approximately $11,000 has been accrued under this agreement in cash compensation.

The Company cancelled a 2013 agreement with previous CEO in November 2014. That agreement was cancelled upon the Company executing an Agreement and Mutual Release and Waiver with the CEO dated November, 2014. The agreement allowed for immediate vesting of 750,000 shares of the original 1,250,000 unvested shares previously granted to the CEO. In addition, the Company agreed to pay the executive one half of one percent (0.5%) of sales associated with one selected customer, occurring for up to 36 months.

(C) Consulting Agreement

The Company has a 3 year consulting agreement with a non-executive director which expires in November 2016, and carries an annual payment of $150,000 cash, stock or 5 year options equal to one half of one percent (0.05%) of the Company’s annual net sales. For the six-months ended June 30, 2015, approximately $11,000 has been accrued as cash compensation, and no stock has been issued.

Note 14 Going Concern

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $(3,012,922) and net cash used in operations of $(1,919,798) for the six-months ended June 30, 2015; and a working capital deficit and stockholders’ deficit of $(6,751,904) and $(10,118,513) respectively, at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Table of Contents	25

Note 15 Subsequent Events

Beginning in May 2015, the Company conducted an offering of up to $4,000,000 of restricted shares of the Company’s common stock at $0.60 per share to certain accredited and non-accredited investors, such offering consisting of one or more closings. The offering will end on September 30, 2015, pursuant to an extension authorized by the Company's Board of Directors as of July 31, 2015. On June 12, 2015, the Company completed an initial closing of the offering representing aggregate gross proceeds to the Company of $1,280,000, and thereafter issued 2,133,333 shares of its common stock. On August 14, 2015, the Company completed a second closing of the offering representing aggregate gross proceeds to the Company of $729,600, and will issue 1,216,000 shares of its common stock in connection therewith. A detailed description of the offering can be found in Part II, Item 2 of this Quarterly Report, and on the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015.

Table of Contents	26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained in Part I, Item 1 of this report.

Forward-Looking Statements

The information set forth in this Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Safety Quick Lighting & Fans’ revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. Our main technology consists of a fixable socket and a revolvable plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this Quarterly Report.

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

Table of Contents	27

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

Results of Operations – For the Three-Months Ended June 30, 2015 Compared to the Three-Months Ended June 30, 2014

	June 30, 2015	June 30, 2014	$ Change	% Change

Revenue	$799,922	$0	$799,922	100%

Cost of sales	(707,252)	0	(707,252)	100%

Gross profit	92,670	0	92,670	100%

General and administrative expenses	(1,279,838)	(583,281)	(696,557)	119%
				.
Loss from Operations	(1,187,168)	(583,281)	(603,887)	104%

Other Income / (Expense)	(282,338)	(1,129,357)	847,019	-75.0%

Net Loss	$(1,469,506)	$(1,695,194)	$225,688	-13.3%

Net loss per share - basic and diluted	(0.04)	(0.05)	(0.01)	-20.0%

Revenue

We had recorded revenue of $799,992 for the three-month period ended June 30, 2015, as compared to revenue of $0 for the three-month period ended June 30, 2014. The Company’s third party manufacturers received GE’s approval in the fourth quarter of 2014, and the Company began recording revenues under the New Business Model in the first quarter of 2015. The sales were initial orders from two large retailers with expectations of follow on orders.

Cost of Sales

We had a cost of sales of $707,252 for the three-month period ended June 30, 2015, as compared to a cost of sales of $0 for the three-month period ended June 30, 2014. The increase in cost of sales was associated with sales of GE branded ceiling fans under the New Business Model.

Table of Contents	28

Gross Profit

We had gross profit of $92,670 for the three-month period ended June 30, 2015, as compared to gross profit of $0 for the three-month period ended June 30, 2014. The gross profit as a percent of sales was 11.6% and represents the initial orders to these customers. These initial sales represented test orders, and accordingly had lower gross margins. We believe there are opportunities to improve gross profit as a percent of sales on future orders.

General and Administrative Expenses

General and administrative expense increased $696,557 during the three-month period ended June 30, 2015 to $1,187,168 from $583,281 for the three-month period ended June 30, 2014.

The increases in the general and administrative expenses were primarily due to an increase in the amount recorded for the amortization of the GE License Agreement of $609,000 and selling expenses.

Loss from Operations

Loss from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses decreased $847,019 during the three-month period ended June 30, 2015 to $(282,338) from $(1,129,357) for the three-month period ended June 30, 2014. The decrease in other expenses was due to $568,485 in derivative expense in 2014 compared to $0 in 2015, an increase in change in fair value of embedded derivative liabilities of $227,810, offset by $139,054 increase in interest expense.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the three-month period ended June 30, 2015 was $(1,469,506), or $(0.04) per share, as compared to $(1,695,194) or $(0.05) per share for the three-month period ended June 30, 2014. Given the reasons explained above, our loss was reduced by $225,688 for the three-months ended June 30, 2015.

Results of Operations – For the Six-Months Ended June 30, 2015 Compared to the Six-Months Ended June 30, 2014

	June 30, 2015	June 30, 2014	$ Change	% Change

Revenue	$2,219,138	$0	$2,219,138	100.0%

Cost of sales	(1,946,981)	0	(1,946,981)	100.0%

Gross profit	272,157	0	272,157	100.0%

General and administrative expenses	(2,527,211)	(937,828)	(1,319,383)	140.7%

Loss from Operations	(2,255,054)	(937,828)	(1,317,226)	140.5%

Other Income / (Expense)	(757,868)	(1,376,210)	618,342	-81.6%

Net Loss	$(3,012,922)	$(2,286,270)	$(726,652)	31.8%

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.01)	14.3%

Table of Contents	29

Revenue

We had recorded revenue of $2,219,138 for the six-month period ended June 30, 2015, as compared to revenue of $0 for the six-month period ended June 30, 2014. The Company's third party manufacturers received GE's approval in the fourth quarter of 2014, and the Company began recording revenues under the New Business Model in the first quarter of 2015. The sales were initial orders from two large retailers with the expectation of follow-on orders.

Cost of Sales

We had a cost of sales of $1,946,981 for the six-month period ended June 30, 2015, as compared to a cost of sales of $0 for the six-month period ended June 30, 2014. The increase in cost of sales was associated with the sales of GE branded ceiling fans under the New Business Model.

Gross Profit

We had gross profit of $272,157 for the six-month period ended June 30, 2015, as compared to gross profit of $0 for the six-month period ended June 30, 2014. The gross profit as a percent of sales was 12.3% and represents the initial test orders to these customers, which normally have lower margins. We believe there are opportunities to improve gross profit as a percent of sales on future orders.

General and Administrative Expenses

General and administrative expense increased $1,319,383 during the six-month period ended June 30, 2015 to $2,257,211 from $937,828 for the six-month period ended June 30, 2014.

The increases in the general and administrative expenses were primarily due to the following:

•	$1,210,000 increase in the amount recorded for the amortization of the License Agreement.
•	$199,000 increase on commissions associated with sales.
•	$105,000 increase in consulting expenses associated with activities as a public company.
•	$87,000 increase in China operational expenses for sample products and production audits.

Further, decreases in certain items of general and administrative expenses were attributable to the following:

•	$192,000 decrease in legal fees due to activity associated with the prior years’ Notes Offering.
•	$43,000 decrease in rent associated with new office space and sublet of previous space.
•	$35,000 decrease in salaries due to change in CEO compensation.

Loss from Operations

Loss from operations represents the change in general and administrative expenses partially offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses decreased $618,342 during the six-month period ended June 30, 2015 to $(757,868) from $(1,376,210) for the six-month period ended June 30, 2014. The decrease was due to a $568,485 decrease in derivative expense, a $411,000 increase in income from change in derivative liability offset by a $523,371 increase in interest expense on convertible debt.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the six-month period ended June 30, 2015 was $(3,012,922) or $(0.08) per share as compared to $(2,286,270) or $(0.07) per share for the six-month period ended June 30, 2014.

Table of Contents	30

Interest Expense

The following table details the Company’s interest expense components:

	2015	2014

Interest accrued on Notes outstanding.	$233,599	$159,725
Interest on SBA loan with Signature Bank	9,499	11,574
TOTAL INTEREST EXPENSE – Notes Payable	243,098	171,299
Amortization of Debt Issue Cost	77,657	63,565
Amortization of Debt Discount	1,072,802	635,320
	$1,393,557	$870,186

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

For the six-months ended June 30, 2015, cash flows used $(1,919,798) for operations as compared with $(912,677) used for the same period in 2014. The Company’s $(1,007,121) decrease in cash from operations was due to the $(726,652) increased operating loss, $(1,414,141) increase in accounts receivable, $(409,980) increase in inventory, and $(635,689) change in fair value of derivatives. These amounts were partially offset in a $913,754 increase in accounts payable and accrued liabilities, $493,419 amortization in debt discount and $1,210,702 increase in amortization of GE licenses.

For the six-months ended June 30, 2015, cash flows used $(20,791) for investing activities as compared with $(150,734) used for the same period in 2014. The improvement was primarily driven by a $140,544 acquisition of equipment in China during 2014, offset by additional $10,601 in patent costs incurred in 2015.

For the six-months ended June 30, 2015, cash flows provided $1,618,499 from financing activities after note payments as compared to $2,166,488 for the same period in 2014. The Company issued $1,240,000 shares of common stock during the six-months ended June 30, 2015 and sold $2,270,100 in secured convertible notes during the same period in 2014.

As a result of the above operating, investing and financing activities, the Company used $(322,090) in cash equivalents for the six-months ended June 30, 2015 as compared with providing $1,103,077 for the same period in the previous year.

The Company had a working capital deficit of $(6,751,904) as of June 30, 2015 as compared to $(5,850,062) as of December 31, 2014. The change is attributable to an accounts receivable and inventory offset by accounts payable, derivative liability and increase in convertible debt classified as current.

During 2014, the Company executed a second amendment to the License Agreement. Under the terms of this amendment, the Company agreed to pay GE a total of $12,000,000 by November 2018 for the rights associated with the GE brand. The amount will be paid from a percentage of sales in accordance with a schedule with the residual balance, if any, due in 2018. Given the Company’s lack of sales history associated with the License Agreement, the entire balance has been classified as long-term.

The Company acquired and is holding $409,980 in inventory on its balance sheet at June 30, 2015. This inventory is to support e-commerce activity on its internet sales platforms. The inventory is located at a third party logistics firm location. The sale of our products through our internet sales platforms will commence in the third quarter of 2015.

Table of Contents	31

A majority of the Company’s sales do not require the Company to take delivery of inventory. Production of the SQL Technology and fixtures will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which the products become the property of the customer.

The Company’s cash balance as of June 30, 2015 was $919,397. In light of the Company’s projected working capital needs, it may need to seek additional capital, which may dilute existing shareholders. There is no guarantee that the Company will be successful in raising additional capital or be successful in the execution of its plans.

Concentration of Risk

For the six-months ended June 30, 2015, the Company made sales to two customers through the Company's third party sales partner, Design Solutions International, Inc.  DSI made sales on the Company's behalf to a national retailer, amounting to approximately $1,414,141, or 64% of total sales.  These amounts were due at month end June 30, 2015, and have been subsequently collected.

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

Table of Contents	32

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

In May 2014, the FASB and International Accounting Standards Board issued a converged final standard on the recognition of revenue from contracts with customers. This updated guidance provides a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. generally accepted accounting principles. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2017. Management has not yet evaluated the future impact of this guidance on the Company’s financial position, results of operations or cash flows.

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

Table of Contents	33

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Table of Contents	34

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

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

Table of Contents	36

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

Table of Contents	37

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2012 through 2014.

Table of Contents	38

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Table of Contents	39

Changes In Internal Controls over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	40

 PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Notes Offering

On November 26, 2013, May 8, 2014 and June 25, 2014 we concluded closings of the offering of our 12% Secured Convertible Promissory Notes (the “12% Notes”) and/or our 15% Secured Convertible Promissory Notes (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act (collectively, the “Notes Offering”). Each Investor also received five (5) year common stock warrants to purchase our common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). In connection with each closing of the Notes Offering, we entered into Registration Rights Agreements with each of the Investors (collectively, the “Registration Rights Agreements”) whereby we agreed to prepare and file a registration statement with the SEC covering shares of our common stock, including shares of our common stock underlying the Notes, Warrants and certain other options and warrants (the “Registration Statement”). The Company’s Registration Statement was first filed on August 1, 2014, and was declared effective by the SEC on October 22, 2014.

Because we were unable to timely file a Registration Statement and have it declared effective pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, we were in default under such Registration Rights Agreements and subject to certain penalties therein (such penalties, the “Filing Default Damages” and “Effectiveness Default Damages”, respectively). The Filing Default Damages stopped accruing on the date the Registration Statement was filed, and the Effectiveness Default Damages stopped accruing on the date it was declared effective.

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

On December 11, 2014, the Company sent a letter to the Investors holding Notes dated November 26, 2013 concerning the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 (the “First Interest Payments”). The Company asked each 2013 Investor to execute an Agreement and Waiver (the “Agreement and Waiver”), which granted the Company a grace period, deferring the Company’s obligation to make payment of the First Interest Payment and interest that was due under the Note through November 26, 2014 (the “Interest Due”) until February 24, 2015 (the “Extension”). In return for granting the Extension, we offered to capitalize the Interest Due at a rate of 12% (the “Additional Interest”), which was convertible into shares of the Company’s common stock at the conversion price of $0.25 per share as of February 24, 2014, or payable in cash.

On January 23, 2015, the Company sent a letter agreement to the Investors holding Notes dated November 26, 2013 and May 8, 2014 (the “Agreement to Convert”), inviting the Investors, as applicable, to elect to convert the Interest Due and/or the Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock at a price of $0.25 per share, and asked each Investor to make such election by acknowledging and returning the Agreement to Convert to the Company.

Table of Contents	41

During the three-months ended June 30, 2015, the Company issued 117,342 shares of its common stock to accepting Investors in exchange for the Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, as applicable. As of June 30, 2015, the Company issued a total of 1,718,585 shares of its common stock to accepting Investors in exchange for the Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, as applicable.

The foregoing is only a brief description of the material terms of the Agreement and Waiver and the Agreement to Convert, each of which is filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015, and does not purport to be a complete description of the rights and obligations of the parties thereunder; such descriptions are qualified in their entirety by reference to such exhibits.

The Stock Offering

Beginning in May 2015, we conducted an offering of up to $4,000,000 of restricted shares of the Company’s common stock, no par value per share (the “Shares”), at $0.60 per share to certain accredited and non-accredited investors (the “Stock Offering”). The Stock Offering may consist of one or more closings and will end on September 30, 2015, pursuant to an extension authorized by the Company’s Board of Directors as of July 31, 2015. The Company may engage one or more broker-dealers to assist in the Stock Offering. The Company has sold and/or will sell the Shares in a private placement in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder since, among other things, the Stock Offering did not involve a public offering. Additionally, the Company relied on similar exemptions under applicable state laws. The investors in the Stock Offering had access to information about the Company and their investments, took the Shares for investment and not resale, and the Company took appropriate measures to restrict the transfer of the Shares. Upon issuance, the resale of the Shares will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Shares were offered pursuant to subscription agreements with each investor (each, a “Subscription Agreement”). In connection with each Subscription Agreement, the Company will enter into a registration rights agreement with each investor (each, a “2015 Registration Rights Agreement”), whereby the Company will agree to prepare and file a registration statement with the SEC to register the Shares within one hundred fifty (150) days after date of the applicable 2015 Registration Rights Agreement. If we cannot file the registration statement by such date, the Company will be required to pay a filing default penalty to each investor equal to two percent (2%) of the gross proceeds paid by such investor.

On June 12, 2015, the Company completed an initial closing of the Stock Offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $1,280,000, and thereafter issued 2,133,333 shares of its common stock. On August 14, 2015, the Company completed a second closing of the offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $729,600, and will issue 1,216,000 shares of its common stock in connection therewith.

The foregoing is only a brief description of the material terms of the Subscription Agreement and 2015 Registration Rights Agreement, both of which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015, and does not purport to be a complete description of the rights and obligations of the parties thereunder; such descriptions are qualified in their entirety by reference to such exhibits. The representations, warranties and covenants contained in the Subscription Agreement were made solely for the benefit of the parties to the agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Subscription Agreement is referenced herein only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other SEC filings.

The Company is providing the foregoing information in accordance with Rule 135c under the Securities Act of 1933, and the notice contained herein does not constitute an offer to sell the Company’s securities, and is not a solicitation for an offer to purchase the Company’s securities. The securities offered have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Table of Contents	42

Net proceeds from the Notes Offering and Stock Offering were used for the Company’s general working capital. Additional information concerning the use of proceeds from the Notes Offering and Stock Offering can be found in the subsection titled “Liquidity and Capital Resources” found in Part I, Item 2 above, which is incorporated by reference into this Part II, Item 4.

Item 5. Other Information

None.

Item 6. Exhibits

(b) Exhibit Index

No.	Description of Exhibit
10.1	Form of Agreement and Waiver, dated December 10, 2014, between the Company and 2012 Investors.(1)
10.2	Form of Letter Agreement, dated January 23, 2014, between the Company and holders of Notes dated November 26, 2013, to convert Interest Due and/or Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock.(1)
10.3	Form of Letter Agreement, dated January 23, 2014, between the Company and holders of Notes dated May 8, 2014, to convert Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock.(1)
10.4	Form of Subscription Agreement utilized in the Offering for U.S. Persons.(2)
10.5	Form of Subscription Agreement utilized in the Offering for Non-US Persons.(2)
10.6	Form of Registration Rights Agreement utilized in the Offering.(2)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015.

Table of Contents	43

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Table of Contents	44