Form 10-Q
period 2015-09-30
Safety Quick Lighting & Fans Corp.
filed 2015-11-16
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2015

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

Non-accelerated filer [ ] Smaller reporting company X[]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 16, 2015, the issuer had 41,501,251 shares of common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “Safety Quick Lighting & Fans Corp.” and its subsidiary.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Balance Sheets
	(Unaudited)	(Audited)
	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$667,473	$1,241,487
Accounts receivable	116,878	—
Inventory	514,186	—
Prepaid expenses	18,060	29,643
Other current assets	—	—
Total current assets	1,316,597	1,271,130

Furniture and Equipment - net	119,191	132,609

Other assets:
Patent - net	71,016	46,419
Debt issue costs - net	44,848	161,946
GE trademark license - net	7,739,130	9,565,217
Other assets	65,714	65,714
Total other assets	7,920,708	9,839,296

Total assets	$9,356,496	$11,243,035

Liabilities and Stockholders (Deficit)
Current liabilities:
Accounts payable & accrued expenses	$1,077,981	$1,041,741
Convertible debt - net of $948,197 net of debt discount	3,516,036	1,223,982
Convertible debt - related parties - net of $5,785 debt discount	44,215	26,999
Notes payable	106,676	98,086
Derivative liabilities	12,009,481	4,651,762
Other current liabilities	55,623	78,622
Total current liabilities	16,810,012	7,121,192

Long term liabilities:
Convertible debt	—	688,013
Convertible debt - related parties - net	—	—
Notes payable	221,218	307,009
GE royalty obligation	11,821,957	12,000,000
Total long term liabilities	12,043,175	12,995,022

Total liabilities	28,853,187	20,116,214

Stockholders' deficit:
Common stock: $0 par value, 500,000,000 shares authorized; 41,067,918 and 35,750,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	127,400	127,400

Table of Contents	1

 Safety Quick Lighting & Fans Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2015	December 31, 2014
Additional paid-in capital	8,822,105	6,359,127
Accumulated deficit	(28,410,754)	(15,324,264)
Total Stockholders' deficit	(19,461,249)	(8,837,737)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(19,496,691)	(8,873,179)

Total liabilities and stockholders' deficit	$9,356,496	$11,243,035

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Operations
Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three months		Nine Months
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales	$262,897	$—	$2,482,035	$—

Cost of sales	(248,675)	—	(2,195,655)	—

Gross profit	14,222	—	286,380	—

General and administrative expenses	1,220,844	481,922	3,741,198	1,419,989

Loss from operations	(1,206,622)	(481,922)	(3,454,818)	(1,419,989)

Other income (expense)
Interest expense	(880,394)	(701,328)	(2,273,951)	(1,515,577)
Derivative expenses	—	—	—	(568,485)
Change in fair value of embedded derivative liabilities	(7,993,408)	209,235	(7,357,719)	433,901
Other income	—	787	—	1,026
Other expense	—	(102,470)	—	(320,619)
Total other expense - net	(8,873,802)	(593,776)	(9,631,670)	(1,969,754)

Net loss including noncontrolling interest	(10,080,424)	(1,075,698)	(13,086,489)	(3,389,743)
Less: net loss attributable to noncontrolling interest	—	(12,908)	—	(40,677)
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(10,080,424)	$(1,062,790)	$(13,086,489)	$(3,349,066)

Net loss per share - basic and diluted	$(0.25)	$(0.03)	$(0.34)	$(0.10)

Weighted average number of common shares outstanding during the year - basic and diluted	40,479,962	35,645,607	38,131,295	35,092,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine months
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(13,086,489)	$(3,349,066)
Net loss attributable to noncontrolling interest	—	(40,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,471	13,732
Amortization of debt issue costs	117,098	103,388
Amortization of debt discount	1,621,257	1,099,400
Amortization of patent	3,705	2,174
Amortization of GE trademark license	1,826,087	—
Change in fair value of derivative liabilities	7,357,719	(433,902)
Derivative expense	—	568,486
Recognition of unvested share compensation - related party - ($0.25 / share)	—	46,875
Stock options issued for services - related parties	62,500	—
Change in operating assets and liabilities:
Accounts receivable	(116,878)	—
Prepaid expenses	11,583	(44,634)
Inventory	(514,186)	—
Royalty payable	(178,043)	—
Other	(22,999)	(27,020)
Accounts payable & accrued expenses	36,239	722,632
Net cash used in operating activities	(2,865,936)	(1,338,612)

Cash flows from investing activities:
Purchase of property & equipment	(3,053)	(180,895)
Payment of patent costs	(28,302)	(9,200)
Net cash used in investing activities	(31,355)	(190,095)

Cash flows from financing activities:
Direct issue costs paid	—	(69,944)
Proceeds from issuance of convertible notes	—	2,270,100
Stock issued in exchange for interest	429,646	—
Repayments of notes	(77,201)	(33,342)
Repayments of notes - related party	—	(26,108)
Proceeds from issuance of stock	1,970,832	1,000
Net cash provided by financing activities	2,323,277	2,141,706

(Decrease) Increase cash and cash equivalents	(574,014)	612,999
Cash and cash equivalents at beginning of period	1,241,487	1,132,974
Cash and cash equivalents at end of period	$667,473	$1,745,973

Table of Contents	4

	Nine Months
	September 30, 2015	September 30, 2014
Supplementary disclosure of non-cash financing activities:
Reduction in principal balance of notes from escrow balance	$—	$40,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$—	$2,249,459
Reclassification of derivative liability to additional paid-in-capital	$—	$214,769

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$457,297	$16,658

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	5

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

The Company is engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. The Company’s main technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Safety Quick Lighting & Fans Corp and the Subsidiary, SQL Lighting & Fans LLC. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $667,473 and $1,241,487 in money market as of September 30, 2015 and December 31, 2014, respectively.

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

The Company’s net balance of accounts receivable for three-months ended September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Accounts Receivable	$116,878	$—
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$116,878	$—

The Company had no sales in 2014. All amounts are deemed collectible at September 30, 2015, and the Company has not incurred any bad debt expense.

Table of Contents	7

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At September 30, 2015 and December 31, 2014, the Company had $514,186 and $0 in inventory, respectively. The Company maintains an allowance based on specific inventory items which have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2015, the Company has determined that no allowance is required.

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

GE Trademark Licensing Agreement

The Company entered into a Trademark License Agreement with General Electric (“GE”) on June, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric. As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum Trademark Licensing Fee (Royalty Obligation) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in December, 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60 months.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

Table of Contents	10

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the nine-months ended September 30, 2015 and 2014, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014

Convertible Debt (Exercise price - $0.25/share)	18,056,932	18,056,932
Stock Warrants (Exercise price - $0.001 - $0.375/share)	9,062,234	9,728,984
Stock Options (Exercise price - $0.375/share)	200,000	200,000
Unvested Restricted Stock - Chief Executive Officer	500,000	—
Total	27,819,166	27,985,916

Table of Contents	13

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets. The Company is not planning to early adopt ASU 2015-03 and does not anticipate that the adoption of ASU 2015-03will materially impact its condensed consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 3 Furniture and Equipment

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Office Equipment	$122,322	$120,759
Furniture and Fixtures	30,561	29,071
Total	152,883	149,830
Less: Accumulated Depreciation	(33,692)	(17,221)
Property and Equipment - net	$119,191	$132,609

Table of Contents	15

Note 4 Intangible Assets

Intangible assets -patents consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Patents	$89,992	$61,690
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(18,976)	(15,271)
Patents - net	$71,016	$46,419

At September 30, 2015, future amortization of intangible assets was as follows:

Year Ending December 31
2015	$1,512
2016	5,967
2017	5,999
2018	5,999
2019	5,999
2020 and Thereafter	45,540
$71,016

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the trademarking of its products. The License Agreement is amortized through its expiration in November 2018.

	September 30, 2015	December 31, 2014
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(4,260,870)	(2,434,783)
Patents – net	$7,739,130	$9,565,217

At September 30, 2015 future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2015	$615,384
2016	2,448,161
2017	2,441,472
2018	2,234,113
$7,739,130

Note 6 Note Payable to Bank

At September 30, 2015 and December 31, 2014 the Company had a note payable to a bank in the amount of $327,894 and $405,095 respectively. The note dated May 2007 is due in monthly payments of $10,000 and carries interest at 10%. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company, and is due August 2018.

Table of Contents	16

Principal payments due under the terms of this note are as follows:

Principal Due in Next 12 months
2015	$106,676
2016	111,894
2017	97,386
2018	11,938
$327,894

Note 7 Convertible Debt - Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Notes 8 and 12 (B).

	Third Party	Related Party	Totals
Balance December 31, 2013	$361,245	$50,000	$411,245
Proceeds	2,270,100	—	2,270,100
Repayments	—	—	—
Less: gross debt discount recorded	(2,203,354)	(46,105)	(2,249,459)
Add: Amortization of Debt Discount	1,484,004	23,104	1,507,108

Balance December 31, 2014	1,911,995	26,999	1,938,994
Add: Amortization of Debt Discount	1,604,041	17,216	1,621,257
Balance September 30, 2015	3,516,036	44,215	3,560,251
Less Current portion	(3,516,036)	(44,215)	(3,560,251)
Long-Term Convertible Debt	$—	$—	$—

In connection with the $2,270,100 convertible debt offering in May 2014, the Company issued 5,390,100 detachable warrants. The notes and warrants were treated as derivative liabilities.

On November 26, 2013, May 8, 2014 and June 25, 2014 the Company completed an offering (the “Notes Offering”) of its 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or its 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of September 30 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one year anniversary of said date, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2% for each 30 day period until cured. The principal balance of each Note and all unpaid interest will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the Notes are convertible into shares of the Company’s common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on the Company’s intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and June 25, 2014, as applicable, by and between the Company and each Investor.

Table of Contents	17

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

Table of Contents	18

On January 23, 2015, the Company sent a letter agreement to the Investors holding Notes dated November 26, 2013 and May 8, 2014, which constituted all Investors with Filing Default Damages or Effectiveness Default Damages due to them pursuant to the Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014 (the “Agreement to Convert”). The Company invited the Investors, as applicable, to elect to convert the Interest Due and/or the Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock at a price of $0.25 per share, and asked each Investor, as applicable, to make such election by acknowledging and returning the Agreement to Convert to the Company.

In connection with the Agreement and Waiver and Agreement to Convert, we issued 1,718,585 shares representing $429,646 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages during the nine-months ended September 30, 2015.

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

(C) Future Commitments

At September 30, 2015 the Company has outstanding convertible debt of $3,560,251 which is payable within the next twelve months.

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

	September 30, 2015	December 31, 2014
Fair value at the commitment date - convertible debt	$4,892,234	$4,892,234
Fair value at the commitment date - warrants	677,214	677,214
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(214,769)	(214,769)
Fair value mark to market adjustment - stock options	(25,614)	(25,614)
Fair value mark to market adjustment - convertible debt	6,780,996	(663,602)
Fair value mark to market adjustment - warrants	(123,447)	(13,701)
Totals	$12,009,481	$4,651,762

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as September 30, 2015:

Table of Contents	19

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2 - 5 years	0.16 – 3.74 years
Risk free interest rate	0.29% - 1.68%	0.64% - 1.37%

Note 9 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $0 and $0 for the three-months ended September 30, 2015 and 2014 respectively and $0 and $568,485 for the nine-months ended September 30, 2015 and 2014.

Accumulated amortization of derivative discount amounted to $953,982 as of September 30, 2015 and $2,575,239 for the year ended December 31, 2014.

Note 10 Debt Issue Costs

Balance- December 31, 2013	$247,197
Additions	69,600
Amortization	(154,851)
Balance- December 31, 2014	161,946
Amortization	(117,098)
Balance- September 30, 2015	$44,848

The Company recorded amortization expense of $39,441 and $39,479 for the three-months ended September 30, 2015 and 2014 respectively and $117,098 and $103,388 for the nine-months ended September 30, 2015 and 2014, respectively. Accumulated amortization of debt issuance costs amounted to $271,949 and $154,851 at September 30, 2015 and December 31, 2014 respectively.

Remaining in the following years ended December 31,
2015	$38,649
2016	6,199
$44,848

Note 11 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

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

Table of Contents	20

Payments are due quarterly based upon the prior quarters’ sales. The Company has made payments of $22,705 for the three-months and $178,043 for the nine-months ended September 30, 2015, respectively.

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

Note 12 Stockholders Deficit

(A) Common Stock

For the nine-months ended September 30, 2015 and the year ended December, 31 2014, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
December 31, 2014
Common stock issued in exercise of warrants	(1)	1,000,000	$1,000	$0.001
Common stock issued per mutual release and waiver	(2)	250,000	62,500	0.25
		1,250,000	63,500	$.001-0.25
September 30, 2015
Common stock issued per Agreement and Waiver and Agreement to Convert	(3)	1,718,585	429,646	0.25
Common stock issued per Employment Agreement of CEO	(4)	250,000	62,500	0.25
Common stock issued per Stock Offering	(5)	3,349,333	2,009,600	0.60
		$5,317,918	2,501,746	$0.25-0.60

The following is a more detailed description of the Company’s stock issuance from the table above:

(1) Warrants Exercised for Cash

In connection with a warrant exercise, a third party paid cash to obtain these shares.

(2) Services Rendered - Related Party

In November 2014, the Company issued 750,000 of restricted, non-vested shares to new Chief Executive Officer. The shares vest as follows: 250,000 in May 2015 and 500,000 shares in December 2015. The shares are valued at $0.25 per share.

Table of Contents	21

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

(5) Shares Issued in Connection with Stock Offering

In May 2015, the Company offered to existing shareholders a maximum of 6,666,667 shares of common stock at an issuance cost of $0.60 per share for a total of $4,000,000 (the “Stock Offering”). The Stock Offering concluded on November 6, 2015. The Company issued 3,349,333 shares under this offering through September 30, 2015.

(B) Additional Paid in Capital and Other Equity Transactions

The following transactions occurred during the period:

(1) Derivative Liability

Reclassification of derivative liability associated with warrants of $201,965 for the nine-months ended September 30, 2015 and $214,769 for the year ended December 31, 2014.

(2) Services Rendered – Related Parties

Common stock issued for services – related party of $76,312 for the year ended December 31, 2014.

Table of Contents	22

(C) Stock Options

The following is a summary of the Company’s stock option activity:

			Weighted Average Remaining	Aggregate
		Weighted Average	Contractual Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance - December 31, 2013 - outstanding	300,000	0.375	4.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	(100,000)	—	—	—
Balance- December 31, 2014	200,000	0.375	3.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- September 30, 2015	200,000	0.375	2.93	—

Of the total options granted, 100,000 were cancelled in February 2014 as a Board Director resigned.

(D) Stock Warrants

All warrants issued during the nine-months ended September 30, 2015 and the year ended December 31, 2014 were accounted for as derivative liabilities as the warrants contained a ratchet feature. See Note 8.

During 2014, the Company issued 5,390,100 warrants. The warrants granted expire 5 years from issuance on various dates during 2019.

During 2014, of the total warrants granted 4,740,100 granted to third parties, while 650,000 were granted to related parties, consisting of the Company’s former Chief Executive Officer.

During 2014, the Company issued secured convertible notes in connection with the Notes Offering. As part of the Notes Offering, the Company issued Warrants to purchase 5,390,100 shares of common stock in 2014. The warrants vest immediately and expire on various dates in 2019, with an exercise price of $0.375 per share.

Table of Contents	23

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2013	4,338,884	$0.242	4.9
Granted	5,390,100	0.375	5
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2014	9,728,984	0.375	4.4
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2014	9,728,984	$0.375	3.9
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, September 30, 2015	9,728,984	$0.375	2.93

During 2014, the Company received $1,000 in connection with the exercise of a warrant to purchase 1,000,000 shares of the Company’s common stock. The warrants had been assigned from the exercising investor from another investor, who originally held warrants exercisable into 2,400,000 shares of the Company’s common stock and exercised warrants into 1,400,000 shares of the Company’s common stock during 2013. There is was no additional compensation expense recorded on this transaction.

Note 13 Commitments

(A) Operating Lease

In January 2014, the Company executed a 39 month lease for a corporate headquarters. The Company paid a security deposit of $27,020.

In October, 2014, the Company executed a 53 month lease for a new corporate headquarters with a base rent of $97,266 escalating annually through 2019. The Company paid a security deposit of $1,914.

In October, 2014, the Company entered into a sublease agreement to sublease its previous office space through March 2017.  In connection with the sublease, the Company collected $34,981as a security deposit.

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2015	$26,813	$21,199	$5,614
2016	109,592	86,688	22,903
2017	50,961	22,263	28,698
2018	25,154	—	25,154
2019	8,615	—	8,615

Total	$221,135	$130,150	$90,984

Table of Contents	24

(B) Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares to him, vesting as follows: 250,000 after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (0.5%) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to one half of one percent (0.5%) of annual sales up to $20 million and one quarter of one percent (0.25%) for annual sales $20 million and 3% of annual net income. For the nine-months ended September, 2015, approximately $12,500 has been accrued under this agreement in cash compensation.

In November 2014, the agreement with the former CEO was terminated by mutual agreement upon the Company’s execution of an Agreement and Mutual Release and Waiver with the former CEO. The agreement allowed for immediate vesting of 750,000 shares of the original 1,250,000 unvested shares previously granted to the former CEO. In addition, the Company agreed to pay the executive one half of one percent (0.5%) of sales associated with one selected customer, occurring for up to 36 months.

(C) Consulting Agreement

The Company has a 3 year consulting agreement with a director which expires in November 2016, and carries an annual payment of $150,000 cash, stock or 5 year options equal to one half of one percent (0.5%) of the Company’s annual net sales. For the nine-months ended approximately $12,500 has been accrued as cash compensation, and no stock has been issued.

Note 14 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $(13,086,489) and net cash used in operations of $(2,865,936) for the nine-months ended September 30, 2015; and a working capital deficit and stockholders’ deficit of $(15,493,415) at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 15 Subsequent Events

On November 6, 2015, the Company completed its remaining tranche and final closing of its Stock Offering, resulting in gross proceeds to the Company of $260,000 and the issuance of 433,333 shares of the Company’s common stock.

On November 15, 2015, the Company’s Board of Directors authorized the Company to grant certain securities  under the Company’s 2015 Stock Incentive Plan, in the aggregate amount of 3,990,000 options to purchase shares of our common stock, vesting in part immediately and entirely over the next two years, and 75,000 shares of our common stock, vesting immediately.

Table of Contents	26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. Our main technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this Quarterly Report.

Safety Quick Light LLC began marketing the SQL Technology in 2007 for installation of light fixtures and ceiling fans during manufacturing and as a kit for installing the SQL Technology in existing light fixtures and ceiling fans. Our management team determined that it could improve its gross margins if it were to market light fixtures and ceiling fans with and without the SQL Technology already installed on fixtures (the “New Business Model”), instead of marketing the SQL Technology as an add-on device.

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

Results of Operations – For the Three-Months Ended September 30, 2015 Compared to the Three-Months Ended September 30, 2014

	For the three months ended
	September 30, 2015	September 30, 2014	$ Change	% Change

Revenue	$262,897	$—	$262,897	100.0%

Cost of Sales	(248,675)	—	(248,675)	100.0%

Gross Profit / (Loss)	14,222	—	14,222	100.0%

General and Administrative Expenses	(1,220,844)	(481,922)	(738,922)	153.3%

Loss from Operations	(1,206,622)	(481,922)	(724,700)	150.4%

Other Income / (Expense)	(8,873,802)	(593,776)	(8,280,026)	1,394.5%

Net Loss	$(10,080,424)	$(1,075,698)	$(9,004,726)	837.1%
				.
Net Loss Per Share - basic and diluted	(0.25)	(0.03)	(0.22)	(733.3)%

Table of Contents	28

Revenue

We had recorded revenue of $262,897 for the three-month period ended September 30, 2015, as compared to revenue of $0 for the three-month period ended September 30, 2014. One of the Company’s third party manufacturers received GE's approval in the fourth quarter of 2014, other third party manufactures received GE’s approval in the first and second quarters of 2015, and the Company began recording revenues under its New Business Model in the first quarter of 2015. During the third quarter, on-line sales were initiated, creating a new channel for the Company.

Cost of Sales

We had a cost of sales of $248,675 for the three-month period ended September 30, 2015, as compared to a cost of sales of $0 for the three-month period ended September 30, 2014. The increase in cost of sales was associated with sales of GE branded ceiling fans under the New Business Model.

Gross Profit

We had gross profit of $14,222 for the three-month period ended September 30, 2015, as compared to gross profit of $0 for the three-month period ended September 30, 2014. The gross profit as a percent of sales was 5.4% and represents the initial orders to customers. When the previous quarters’ contractual allowances for returns were excluded, gross margins for the quarter were 23.7%. These initial sales represented test orders, and accordingly had lower gross margins. We believe there are opportunities to improve gross profit as a percent of sales on future orders and with a sales record customers will reduce the allowances associated with potential defects or returns.

General and Administrative Expenses

General and administrative expense increased $738,922 during the three-month period ended September 30, 2015 to $1,220,844 from $481,922 for the three-month period ended September 30, 2014. The increases in the general and administrative expenses were primarily due to an increase in the amount recorded for the amortization of the GE License Agreement of $615,000, sales commissions $23,000, consulting $51,000, marketing and travel $30,000; offset by legal fees ($25,000) and payroll ($15,000).

Loss from Operations

Loss from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses increased $8,280,026 during the three-month period ended September 30, 2015 to $8,873,802 from $593,776 for the three-month period ended September 30, 2014. The increase in other expenses was due to $8,202,000 increase in non-cash derivative expense as a result of the value of shares increasing from $0.25 to $0.60, based on the Company’s recent private placement of common stock and the impact on the Black Scholes calculation of the intrinsic value of the equity component.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the three-month period ended September 30, 2015 was $(10,080,424), or ($0.25) per share, as compared to ($1,075,698) or $(0.03) per share for the three-month period ended September 30, 2014. Given the reasons explained above, our loss increased by ($9,004,726) for the three-months ended September 30, 2015.

Table of Contents	29

Results of Operations – For the Nine-Months Ended September 30, 2015 Compared to the Nine-Months Ended September 30, 2014

	For the nine-months ended
	September 30, 2015		September 30, 2014	$ Change	% Change

Revenue	$2,482,035	$	—	$2,482,035	100.0%

Cost of Sales	(2,195,655)		—	(2,195,655)	100.0%

Gross Profit / (Loss)	286,380		—	286,380	100.0%

General and Administrative Expenses	(3,741,198)		(1,419,989)	(2,321,209)	163.5%

Loss from Operations	(3,454,818)		(1,419,989)	(2,034,829)	143.3%

Other Income / (Expense)	(9,631,670)		(1,969,754)	(7,661,916)	389.0%

Net Loss	$(13,086,489)		$(3,389,743)	$(9,696,746)	286.1%

Net Loss Per Share - basic and diluted	$(0.34)		$(0.10)	$(0.24)	240.0%

Revenue

We had recorded revenue of $2,482,035 for the nine-month period ended September 30, 2015, as compared to revenue of $0 for the nine-month period ended September 30, 2014. One of the Company’s third party manufacturers received GE's approval in the fourth quarter of 2014, other third party manufactures received GE’s approval in the first and second quarters of 2015, and the Company began recording revenues under its New Business Model in the first quarter of 2015. During the third quarter, on-line sales were initiated, creating a new channel for the Company.

 Cost of Sales

We had a cost of sales of $2,195,655 for the nine-month period ended September 30, 2015, as compared to a cost of sales of $0 for the nine-month period ended September 30, 2014. The increase in cost of sales was associated with the sales of GE branded ceiling fans under the New Business Model.

Gross Profit

We had gross profit of $286,380 for the nine-month period ended September 30, 2015, as compared to gross profit of $0 for the nine-month period ended September 30, 2014. The gross profit as a percent of sales was 11.7% and represents the initial test orders to these customers, which normally have lower margins. We believe there are opportunities to improve gross profit as a percent of sales on future orders.

General and Administrative Expenses

General and administrative expense increased $2,321,209 during the nine-month period ended September 30, 2015 to $3,741,198 from $1,419,989 for the nine-month period ended September 30, 2014.

The increases in the general and administrative expenses were primarily due to the following:

•	$1,826,100 increase in the amount recorded for the amortization of the License Agreement.
•	$238,800 increase on commissions associated with sales.
•	$168,000 increase in consulting expenses associated with activities as a public company.
Table of Contents	30

•	$88,500 increase in sample products and production audits for manufacturing operations in China.
•	$59,100 increase in travel associated with increased marketing and sales activity.
•	$47,000 increase in marketing expense associated with increased sales activity.
•	$45,000 increase in freight and inspection fees with increased sales activity

Further, decreases in certain items of general and administrative expenses were attributable to the following:

•	$217,700 decrease in legal fees due to activity associated with the prior years’ offering of the Company’s secured convertible promissory notes.
•	$56,000 decrease in rent associated with new office space and sublet of previous space.
•	$38,000 decrease in salaries due to change in CEO compensation.

Loss from Operations

Loss from operations represents the change in general and administrative expenses partially offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses increased $7,661,916 during the nine-month period ended September 30, 2015 to $9,631,670 from $1,969,754 for the nine-month period ended September 30, 2014. The increase was due to a $7,791,620 increase in non-cash derivative expense due to an increase in the values of the equity component of the convertible notes from $0.25 to $0.60 per share based on the recent private placement of the Company’s common stock.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the nine-month period ended September 30, 2015 was $13,086,489 or $0.34 per share as compared to $3,389,743 or $0.10 per share for the nine-month period ended September 30, 2014.

Interest Expense

The following table details the Company’s interest expense components:

	For the nine-months ended September 30,
	2015	2014

Interest accrued on Notes outstanding	$517,748	$296,130
Interest on SBA loan with Signature Bank	17,848	16,659
TOTAL INTEREST EXPENSE – Notes Payable	535,596	312,789
Amortization of Debt Issue Cost	117,098	103,388
Amortization of Debt Discount	1,621,257	1,099,400
	$2,273,951	$1,515,577

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

Table of Contents	31

For the nine-months ended September 30, 2015, cash flows used $2,865,936 for operations as compared with $1,338,612 used for the same period in 2014. The Company’s $1,527,324 decrease in cash from operations was due to the $9,737,423 increased operating loss, $116,878 increase in accounts receivable, $514,186 increase in inventory, and a $708,429 decrease in accounts payable and accrued expenses. These amounts were partially offset in an increase in $7,791,621 amortization in debt discount and $1,826,807 increase in amortization of GE licenses.

For the nine-months ended September 30, 2015, cash flows used $31,355 for investing activities as compared with $190,095 used for the same period in 2014. The improvement was primarily driven by a $180,895 acquisition of equipment in China during 2014, offset by additional $19,102 in patent costs incurred in 2015.

For the nine-months ended September 30, 2015, cash flows provided $2,323,277 from financing activities after note payments as compared to $2,141,706 for the same period in 2014. The Company received proceeds of $1,970,832 from the issuance of shares of common stock during the nine-months ended September 30, 2015, and sold $2,270,100 in secured convertible notes during the same period in 2014.

As a result of the above operating, investing and financing activities, the Company used $667,473 in cash equivalents for the nine-months ended September 30, 2015 as compared with providing $1,745,973 for the same period in the previous year.

The Company had a working capital deficit of $15,493,415 as of September 30, 2015 as compared to $5,850,062 as of December 31, 2014. The change is attributable to an accounts receivable and inventory offset by accounts payable, derivative liability and increase in convertible debt classified as current.

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

The Company acquired and is holding $514,186 in inventory on its balance sheet at September 30, 2015. This inventory is to support e-commerce activity on internet sales platforms of their customers. The inventory is located with a third party logistics firm.

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

The Company’s cash balance as of September 30, 2015 was $667,473. In light of the Company’s projected working capital needs, it may need to seek additional capital, which may dilute existing shareholders. There is no guarantee that the Company will be successful in raising additional capital or be successful in the execution of its plans.

Subsequent Events

On November 6, 2015, the Company completed its remaining tranche and final closing of its Stock Offering, resulting in gross proceeds to the Company of $260,000 and the issuance of 433,333 shares of the Company’s common stock. For more information, see the discussion in Part II, Item 2.

On November 15, 2015, the Company’s Board of Directors authorized the Company to grant certain securities  under the Company’s 2015 Stock Incentive Plan, in the aggregate amount of 3,990,000 options to purchase shares of our common stock, vesting in part immediately and entirely over the next two years, and 75,000 shares of our common stock, vesting immediately.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Table of Contents	32

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

Table of Contents	33

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

Table of Contents	34

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

Table of Contents	35

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	36

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	37

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

Table of Contents	38

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

Table of Contents	39

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Beginning in May 2015, we conducted an offering of up to $4,000,000 of restricted shares of the Company’s common stock, no par value per share (the “Shares”), at $0.60 per share to certain accredited and non-accredited investors (the “Stock Offering”). The Shares were offered pursuant to subscription agreements with each investor (each, a “Subscription Agreement”). In connection with each Subscription Agreement, the Company entered into a registration rights agreement with each investor (each, a “2015 Registration Rights Agreement”). The Company engaged a broker-dealer to assist in the Stock Offering. The Stock Offering consisted of one or more closings and ended on November 6, 2015, pursuant to two extensions authorized by the Company’s Board of Directors.

The Company sold the Shares in a private placement in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder since, among other things, the Stock Offering did not involve a public offering. Additionally, the Company relied on similar exemptions under applicable state laws. The investors in the Stock Offering had access to information about the Company and their investments, took the Shares for investment and not resale, and the Company took appropriate measures to restrict the transfer of the Shares. Upon issuance, the resale of the Shares was not registered under the Securities Act and the Shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 14, 2015, the Company completed a second closing the Stock Offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing gross proceeds to the Company of $729,600, and issued 1,216,000 shares of its common stock in connection therewith. On November 6, 2015, the Company completed its remaining tranche and final closing of the offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $260,000, and issued 433,333 shares of its common stock in connection therewith. The Stock Offering ended on November 6, 2015, resulting in aggregate gross proceeds to the Company of $2,269,600.40.

The foregoing is only a brief description of the material terms of the Subscription Agreement and 2015 Registration Rights Agreement, both of which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015, and does not purport to be a complete description of the rights and obligations of the parties thereunder; such descriptions are qualified in their entirety by reference to such exhibits. The representations, warranties and covenants contained in the Subscription Agreement were made solely for the benefit of the parties to the agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Subscription Agreement is referenced herein only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other SEC filings.

Table of Contents	41

Due to the extension of the Stock Offering and the recent final closing on November 6, 2015, in order to minimize expenses and further the Company’s operational and financial stability, the Company sought additional time from the investors in the first closing dated June 12, 2015 (the "First Closing Investors") to file a registration statement in connection with its obligations under the 2015 Registration Rights Agreements.  The Company and the First Closing Investors have reached an agreement in principle to amend each investor’s respective 2015 Registration Rights Agreement (the “Registration Rights Amendment”), whereby the First Closing Investors will extend their Mandatory Filing Date (as defined in the 2015 Registration Rights Agreements) to January 11, 2016, in order to align with the Company's obligations under the 2015 Registration Rights Agreements to investors in the August 14, 2015 closing.   The foregoing is only a brief description of the material terms of the Registration Rights Amendment, the form of which is filed as an exhibit hereto, and does not purport to be a complete description of the rights and obligations of the parties thereunder; such description is qualified in its entirety by reference to the exhibit.

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

Net proceeds from the Stock Offering were used for the Company’s general working capital. Additional information concerning the use of proceeds from the Stock Offering can be found in the subsection titled “Liquidity and Capital Resources” found in Part I, Item 2 above, which is incorporated by reference into this Part II, Item 2.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other InformatioN

On September 15, 2016, the Financial Industry Regulatory Authority cleared a request by market maker Glendale Securities, Inc. to establish a market in shares of our common stock.  On October 8, 2015, OTC Markets Group announced that the Company was verified for trading on the OTCQB® Venture Market.  Presently, shares of our common stock not subject to restriction are eligible for trading in the OTCQB® Venture Market.  However, to the Company's knowledge, only a small percentage of our total issued and outstanding shares of common stock have been deposited with broker/dealers as of the date of this Quarterly Report, and no shares of our common stock have yet been offered for sale.  Therefore, while our shares of common stock are eligible for trading, a liquid public market has not yet developed.  We cannot predict the future prices at which our shares will trade, or the liquidity of a public market for our shares of common stock, should one develop.

Table of Contents	42

Item 6. Exhibits

(b) Exhibit Index

No.	Description of Exhibit
10.1	Form of Subscription Agreement utilized in the Stock Offering for U.S. Persons. (1)
10.2	Form of Subscription Agreement utilized in the Stock Offering for Non-US Persons. (1)
10.3	Form of Registration Rights Agreement utilized in the Stock Offering. (1)
10.4	Form of Amendment to the Registration Rights Agreement utilized in the Stock Offering.
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015.

Table of Contents	43

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.

By:	/s/ John P. Campi
John P. Campi
Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)

Dated:	November 16, 2015
Table of Contents	44