Form 10-K
period 2015-12-31
Safety Quick Lighting & Fans Corp.
filed 2016-03-30
CIK 1598981

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate value of the registrant’s common stock held by non-affiliates of the registrant was $5,312,860 on June 30, 2015, based on the value per share of common stock in the Company in its most recent private placement of securities on that date, which was $0.60 per share.

As of March 25, 2016, the registrant had 43,653,343 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a weight-bearing power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. Our patented technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans, wall sconce fixtures and other electrical devices. The combined socket and plug technology is referred to throughout this prospectus as “the SQL Technology”.

Products

We currently manufacture and sell ceiling fans and lighting fixtures branded with the General Electric logo and manufactured under General Electric’s guidance. Our ceiling fans and lighting fixtures offer unique designs, and are manufactured with and without the SQL Technology.

The SQL Technology is an attachment fitting plug and mounting receptacle used to install lighting fixtures and ceiling fans. The SQL Technology replaces the traditional mounting bar found in existing electrical junction boxes, converting the mounting system into a weight bearing plug with no exposed wires. Our technology could transform the lighting fixture and ceiling fan industry. Using the SQL Technology, anyone can safely install lighting fixtures and ceiling fans in minutes. Professional electricians as well as “Do it Yourself” installers will benefit from our technology. The SQL Technology is Underwriters Laboratories (UL) listed for USA and Canada and is licensed by GE.

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

In February 2015, we received an updated United Laboratory (UL) Listing for the SQL Technology. This listing expands the type of products that we will be able to use with the SQL Technology. This listing expanded the voltage and amperage that our product is rated for and will allow for additional fixtures, such as heating elements to be incorporated into our ceiling fans.

We have been working with several well established factories producing ceiling fans and lights in Peoples Republic of China. Most, if not all, of these factories have been in business for over 20 years and follow strict human rights and sustainability protocols.

Table of Contents	1

Intellectual Property

We have developed a proprietary technology, the SQL Technology, that we believe provides us with a competitive advantage in the lighting and ceiling fan fixture marketplace. We protect the SQL Technology through the use of an intellectual property protection strategy that is focused on patent protection. As of March 25, 2016, we have three issued U.S. patents relating to our quick connect device for electrical fixtures. We also have patents in China (two issued patents) and India (one issued patent and one pending patent application), which protects different aspects of the same SQL Technology as the three issued U.S. patents. The Company sought intellectual property protection of the SQL Technology in China due to its current manufacturing operations and prospective sales in China’s market, and sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of the SQL Technology and potential operations of the Company. We intend to maintain this intellectual property protection for the SQL Technology.

The issued patents are directed to various aspects of our plug and socket combination that comprise the quick connect device. The issued patents provide patent protection for our quick connect device, regardless of the electrical fixture used with the quick connect device. As further innovations are developed, we intend to seek additional patent protection to enhance our competitive advantage.

Corporate History and Information

Safety Quick Light LLC was incorporated in the State of Florida on May 14, 2004. On November 6, 2012, Safety Quick Light LLC was converted into Safety Quick Lighting & Fans Corp. by our Board of Directors (our “Board”) at which time all tangible and intangible assets and liabilities were transferred to the surviving company. In January 2014, the Company moved into its headquarters in Atlanta, Georgia and in November 2014 it relocated to its current headquarters in Alpharetta, Georgia. The Company’s operations currently consist of a corporate management team operating in the Alpharetta, Georgia offices.

Our principal executive offices are located at 4400 North Point Parkway, Suite 154, Alpharetta, Georgia, 30022 and our telephone number is (770) 754-4711. Our web address is http://www.safetyquicklight.com.

Our Business Model and Strategy

Safety Quick Light LLC began marketing the SQL Technology in 2007 for installation in light fixtures and ceiling fans during manufacturing and as a kit for installing the SQL Technology in existing light fixtures and ceiling fans. The Company sold 800,000 units of the SQL Technology OEM (“Original Equipment Manufacturer”) to lighting manufacturers and retailers who installed the socket and plug technology into their lighting fixtures for sale at retail stores. The Company also sold, directly to the retailers, 100,000 ceiling fans with the SQL Technology embedded into the product. Our management team determined that it could improve its gross margins if it were to market light fixtures and ceiling fans with and without the SQL Technology already installed on fixtures (our “Business Model”), instead of marketing the SQL Technology as an add-on device. During the first quarter of 2010, the Company’s management took the first of several steps toward implementing our Business Model and discontinued marketing the SQL Technology as an add-on device; however, existing orders were honored through 2010 and 2011, resulting in revenues through 2012.

Company management then took the next step in furtherance of our Business Model and sought the endorsement of the SQL Technology from General Electric. During 2010 and 2011, GE tested the SQL Technology and in June 2011, GE and SQL Lighting & Fans, LLC, a subsidiary of the Company, entered into a trademark licensing agreement (the “License Agreement”) under which SQL Lighting & Fans, LLC was licensed to use the GE monogram logo on its devices and certain other trademarks on its ceiling fans and light fixtures through December 31, 2017. The License Agreement requires the Company to pay a percent of revenue generated on our products using the GE monogram logo as a license fee, including a minimum license fee payment during the term. The License Agreement enables the Company to market ceiling fans and light fixtures with and without the SQL Technology using the GE logo. The License Agreement imposes certain manufacturing and quality control conditions that we must maintain. In addition to marketing ceiling fans and light fixtures under the GE logo and trademarks, the Company has the right to offer private label ceiling fans and light fixtures with its technology installed to retailers that market private label products. We amended the License Agreement in April 2013, and again in August 2014, pursuant to which the Company agreed to pay a minimum total of $12,000,000 in licensing fees, which will be due in December 2018.

Table of Contents	2

In furtherance of our Business Model, the Company sought to establish trade distribution channels with key retailers. In July 2012, the Company entered into a sales and marketing agreement with Design Solutions International, Inc., a privately held, lighting industry design and marketing firm (the “DSI Agreement”). In 2015, DSI was acquired by NBG Home, a leading global designer, manufacturer and marketer of home décor products owned by Kohlberg & Company. Under the terms of the DSI Agreement, which remains in effect, DSI serves as the Company’s exclusive sales representative for all its products and goods in the United States and Canada. For its services, DSI receives a commission based on net sales. In addition to DSI’s sales and marketing support, the Company’s products will also be sold through GE’s lighting sales group as a condition of the License Agreement.

The Company’s Business Model entails the use of third party manufactures to produce the SQL Technology and the ceiling fans and light fixtures in which SQL Technology is imbedded. The manufacturers currently used by the Company are located in Guangdong province of China and, as required by the Licensing Agreement with GE, must be approved by GE to ensure quality standards are met. To further ensure that quality specifications are maintained, the Company maintains an office in the Guangdong province staffed with GE trained auditors who will regularly inspect its products produced by the third party manufacturer.

The Company obtained capital resources necessary to implement its Business Model pursuant to an offering (the “Notes Offering”) of our Secured Convertible Promissory Notes, convertible into shares of our common stock at $0.25 per share (each a “Note” and collectively, the “Notes”), and five (5) year common stock warrants to purchase our common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). On November 26, 2013, May 8, 2014 and June 25, 2014 we concluded closings of the Notes Offering with certain “accredited investors”, as defined under Regulation D, Rule 501 of the Securities Act.

In June, August, November, December 2015 and February 2016, the Company obtained additional capital resources necessary to implement our Business Model through the Stock Offerings. See “Recent Sales of Unregistered Securities” in Part II Item 5 of this report.

During 2014, the Company experienced unanticipated delays in the facility approval process noted above, which delayed sample availability and thus, sales activity. The Company has since obtained the necessary qualification and approval of the third party manufacturer’s facilities. The Company also enhanced its Business Model to include an additional, parallel revenue path providing for the design and manufacture of a smaller, less customized, and more unique product line which incorporates the GE branding and the SQL Technology.

During 2015, the Company continued to develop its Business Model, following the initial development of its first two channels of business which involved selling its products to big box retailers as well as launching its on-line product sales.  The Company is working to develop additional vertical channels and has expanded its marketing and selling efforts to a broader base of customers within each market channel.

Industry Overview and Competition

We currently face competition from traditional lighting technologies. There are numerous traditional light manufacturing companies, worldwide, many of which are significantly larger than us. Traditional lighting technologies have the advantage of a long history of market acceptance and developed relationships with retailers and distributors. We will actively seek to educate our target markets as to the advantages of our technology compared to traditional installation methods and believe the achievement of this objective is critical to our future. Although our technology is proprietary and patent protected, there can be no assurance that a large conventional lighting company will not invent a competing technology that offers similar installation efficiencies and enter the market and utilize its resources to capture significant market share and adversely affect our operating results.

Table of Contents	3

We believe our products with the SQL Technology can effectively compete against traditional lighting in the areas of installation, maintenance and safety. The SQL Technology offers the advantage of ease of installation and replacement. This feature is superior to other lighting systems, which can require the service of professional electricians to install and remove. Once SQL’s socket is correctly installed in a ceiling or wall electrical junction box, there is no exposure to live electrical wires resulting in an additional advantage in the area of safety. Furthermore, the installation of our socket, which weighs approximately four (4) ounces, requires significantly less work and exertion compared to traditional ceiling light or fan fixtures, which ordinarily weigh in excess of ten (10) pounds and can weigh hundreds of pounds. There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs, and consequently, erode our price advantage.

There is significant competition in the ceiling lighting and fan market place; however, we believe we have a competitive advantage due to the strength of the SQL Technology. This competitive advantage extends to customers both in the residential as well as the commercial markets. The SQL Technology is patented or trademarked in the United States of America, Canada, Mexico, Hong Kong, China, and Australia. The Company faces competitive forces from traditional approaches towards ceiling lighting and fans installations. While it is unclear whether SQL’s unique technology will gain significant market penetration, the Company believes that its safety and installation efficiency features will gain market acceptance since it significantly reduces the time necessary to install such fixtures and, after a one-time installation of the socket component, eliminates further exposure to electrical wires when used in conjunction with fixtures in which the plug is installed.

To further bolster the Company’s competitive position, the Company has engaged the support of DSI, a lighting design and marketing firm whose existing customer base includes Walmart, Costco, The Home Depot, BJ’s Wholesale Club, Sam’s Club and other major retailers throughout North America. DSI’s management boasts an average of 25-years’ experience in the lighting industry with leading manufacturers such as Catalina Lighting, Zellers, Dana Lighting and Lite Factory among others. DSI will provide sales and marketing support in North America and sourcing and production management support in China. In addition to DSI’s sales and marketing support, the Company’s products will also be sold through GE’s lighting sales group as a condition of it License Agreement. The Company believes the combination of DSI and GE sales support will enable it to effectively compete in the ceiling lighting and fan market.

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

During 2015, the Company established revenue in its inaugural sales year through sales to three big box retailers, each representing in excess of 10% of our sales in the fiscal year. The Company did not generate revenue during the years 2014 and 2013.

Employees

As of March 25, 2016, we had five full time employees in the United States of America and five full time employees in the Peoples Republic of China. We have not experienced any work stoppages and consider our relations with our employees to be good.

In addition to these salaried employees, the Company’s non-executive Chairman of our Board, Rani Kohen, serves as a paid consultant to the Company on operational activities. Mr. Kohen is the founder of Safety Quick Lighting & Fans Corp. and previously served as our Chief Executive Officer.

Table of Contents	4

Seasonality

Retailers purchase ceiling fans for early spring and summer sales. As a result, the Company sells more of this product in the October through February time period. The Company has begun to market lighting fixtures that will reduce the impact of seasonal influences to its sales growth, as lighting products do not lend themselves to seasonal purchases. During periods of economic expansion or contraction our sales by quarter may vary significantly from this seasonal pattern.

Overview of Recent Developments

On February 19, 2016, the Company completed a second closing of the November Stock Offering representing aggregate gross proceeds to the Company of $300,000. See “Recent Sales of Unregistered Securities” in Part II Item 5 of this report.

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

ITEM 2. PROPERTIES

Our corporate offices are located at 4400 North Point Parkway, Suite 154, Alpharetta, Georgia. The monthly rent related to our lease is currently $1,970.91 per month,, subject to increases in subsequent periods. The Company had previously rented office space located at One Buckhead Plaza, 3060 Peachtree Road, Suite 390, Atlanta, Georgia 30305. The Company is currently subleasing this space through March 31, 2017. We do not own any property or land. We believe that our facilities are adequate for our current needs and that, if required, we will be able to locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

We are not party, nor is our property subject, to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 15, 2015, the Financial Industry Regulatory Authority (“FINRA”) cleared a request to establish a market in shares of our common stock. On October 8, 2015, OTC Markets Group announced that the Company was verified for trading on the OTCQB® Venture Market, and shares of our common stock are currently quoted under the symbol “SQFL”. Presently, shares of our common stock not subject to restriction are eligible for trading in the OTCQB® Venture Market. However, to the Company's knowledge, only a small percentage of our total issued and outstanding shares of common stock have been deposited with broker/dealers as of the date of this prospectus, and no shares of our common stock have yet been offered for sale. Therefore, while our shares of common stock are eligible for trading, a liquid public market has not yet developed. We cannot predict the future prices at which our shares will trade, or the liquidity of a public market for our shares of common stock, should one develop.

As of March 25, 2016, there were 91 holders of record of the Company’s common stock.

As of March 25, 2016, 500,000,000 shares of common stock, no par value per share, and 20,000,000 shares of preferred stock, no par value per share, were authorized. As of March 25, 2016, there were 43,653,343 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

As of March 25, 2016, 27,119,166 shares of our common stock were subject to convertible notes or warrants to purchase our common stock, and 200,000 shares of common stock are issuable upon the exercise of options as of the date of this report. In addition, grants of up to 3,810,000 options to purchase shares of our common stock, vesting in part immediately and entirely over the next two years, and 25,000 shares of our common stock, vesting immediately, have been authorized by the Board under the Incentive Plan, but have not yet been issued or are not yet exercisable under the Incentive Plan.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Stock Offerings

Beginning in May 2015, we conducted an offering of up to $4,000,000 of restricted shares of the Company’s common stock, no par value per share (the “May Offering Shares”), at $0.60 per share to certain accredited and non-accredited investors (the “May Stock Offering”). The May Stock Offering consisted of one or more closings and ended on November 6, 2015, pursuant to two extensions authorized by the Company.

Beginning in November 2015, we conducted an offering of up to $2,000,000 of restricted shares of the Company’s common stock, no par value per share (the “November Offering Shares”), at $1.00 per share to certain accredited and non-accredited investors (the “November Stock Offering”). The November Stock Offering consisted of one or more closings and ended on February 19, 2016, pursuant to an extension authorized by the Company.

The May Offering Shares and the November Offering Shares will hereinafter be collectively referred to as the “Offering Shares”, and the May Stock Offering and November Stock Offering will hereinafter be collectively referred to as the “Stock Offerings”. Both Stock Offerings were conducted in reliance upon the exemptions provided in the Securities Act of 1933, as amended, including Regulation D, Rule 501. The Company engaged a broker-dealer to assist in the Stock Offerings.

Table of Contents	7

The Offering Shares in both Stock Offerings were offered pursuant to subscription agreements with each investor (each, a “Subscription Agreement”). In connection with each Subscription Agreement, the Company agreed to enter into a registration rights agreement with each investor (each, a “2015 Registration Rights Agreement”), whereby the Company agreed to prepare and file a registration statement with the SEC to register the Offering Shares within one hundred fifty (150) days after date of the applicable 2015 Registration Rights Agreement. If the Company could not file the registration statement by such date for each applicable 2015 Registration Rights Agreement, the Company would have been required to pay a filing default penalty to the applicable investor equal to two percent (2%) of the gross proceeds paid by such investor. The 2015 Registration Rights Agreement shall collectively refer to substantively identical registration rights agreements entered into in both Stock Offerings.

On June 12, 2015, the Company completed an initial closing of the May Stock Offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $1,280,000, and thereafter issued 2,133,333 shares of its common stock. On August 14, 2015, the Company completed a second closing of the offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $729,600, and issued 1,216,000 shares of its common stock in connection therewith. On November 6, 2015, the Company completed a third closing of the offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $260,000, and issued 433,333 shares of its common stock in connection therewith. The May Stock Offering ended on November 6, 2015, resulting in aggregate gross proceeds to the Company of $2,269,600.40.

On December 24, 2015, the Company completed an initial closing of the November Stock Offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $500,000, and thereafter issued 500,000 shares of its common stock.

The 2015 Registration Rights Agreements entered into by the Company and investors in the June 12, 2015 closing of the May Stock Offering required that the Company file a registration statement covering the shares issued in that closing by November 9, 2015. The investors in the June 12, 2015 closing of the May Stock Offering subsequently agreed to extend the required filing date to January 11, 2016, the date that a registration statement was required to be filed in connection with the 2015 Registration Rights Agreements entered into by the Company and investors in the August 14, 2015 closing of the May Stock Offering. On January 11, 2016, the Company filed a registration statement on form S-1 (the “2016 Registration Statement”) covering 4,282,666 shares of its common stock, representing all May Offering Shares issued in the May Stock Offering and the November Offering Shares issued pursuant to the December 24, 2015 closing of the November Stock Offering. The 2016 Registration Statement was declared effective by the SEC on January 20, 2016.

On February 19, 2016, the Company completed a second closing of the November Stock Offering and entered into Subscription Agreements and 2015 Registration Rights Agreements with investors representing aggregate gross proceeds to the Company of $300,000, and thereafter issued 300,000 shares of its common stock, which currently represent the only shares of the Company’s common stock which have not been registered pursuant to a registration statement. The 2015 Registration Rights Agreements entered into by the Company and investors in the February 19, 2016 closing of the November Stock Offering require that the Company file a registration statement covering the shares issued in that closing by July 18, 2016.

Information concerning the use of proceeds from the Stock Offerings in incorporated by reference into this Item 5 from the sub-section titled “Liquidity and Capital Resources” found in Part II Item 7 of this report.

The foregoing is only a brief description of the material terms of the Subscription Agreements and 2015 Registration Rights Agreements, both of which are filed as an exhibit to the 2016 Registration Statement and incorporated hereto, and does not purport to be a complete description of the rights and obligations of the parties thereunder; such descriptions are qualified in their entirety by reference to such exhibits. The representations, warranties and covenants contained in the Subscription Agreement were made solely for the benefit of the parties to the agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Subscription Agreements are referenced herein only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other SEC filings.

Table of Contents	8

Note Offering Related Issuances

During 2015, the Company issued 1,718,585 shares of our common stock in connection with interest accrued under the Notes and late filing and effectiveness registration penalties incurred in connection with certain registration rights agreements entered into pursuant to the Notes Offering to holders of the Notes who elected to receives shares pursuant to the terms of the Notes rather than receive payments due in cash. In February 2016, the Company issued an additional 624,606 shares of our common stock as payment for the same.

During 2015, five Investors requested that the Company withhold payments of interest due under their Notes and allow the interest to accumulate without penalty, so that such Investors could convert said interest upon maturity of their Note. Each of said Notes remains outstanding, and shares of our common stock have not yet been issued in connection therewith.

In November 2015, the Company invited investors in the first closing of the Notes Offering dated November 26, 2013 (the “November 2013 Investors”), with respect to outstanding principal and interest due under their respective Notes, to (i) receive payment in cash, (ii) convert their Notes into shares of the Company’s common stock, or (iii) forbear an election for three months, or until February 26, 2016, pursuant to a forbearance agreement, during such time interest under their respective Notes would continue to accrue. The November 2013 Investors all elected to forbear making an election. In February 2016, the Company invited the November 2013 Investors to extend their forbearance period an additional three months, or until March 26, 2016, under the same terms. All but four of the November 2013 Investors with Notes outstanding elected to forbear an election for the additional period. In February 2016, the Company issued 165,486 shares of its common stock upon full conversion of a Note by a 2013 Investor.

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2015:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:
2015 Stock Incentive Plan (1)	3,885,000	$0.84	1,115,000
Equity compensation plans approved by security holders	—	—	—
Total	3,885,000	$0.84	1,115,000

(1)	Of the grants authorized by the Board on November 15, 2015, which are discussed in more detail below, options to purchase up to 410,000 shares of common stock were granted with an exercise price to be determined by the Company. An exercise price has not been determined; for the purposes of calculating the weighted-average exercise price, an exercise price of $1.00 per share was assumed, which is the most recent sales price of the Company’s securities in a private placement.

Table of Contents	9

The 2015 Stock Incentive Plan

On April 27, 2015, our Board approved the Company’s 2015 Stock Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Board has the sole authority to implement, interpret, and/or administer the Incentive Plan unless the Board delegates (i) all or any portion of its authority to implement, interpret, and/or administer the Incentive Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the Incentive Plan to an officer of the Company. The Incentive Plan relates to the issuance of up to 5,000,000 shares of our common stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. No single participant under the Incentive Plan may receive more than 25% of all options awarded in a single year.

Any employee of the Company or an affiliate, a director, or a consultant to the Company or an affiliate may be an “Eligible Person” under the Incentive Plan. The Incentive Plan provides Eligible Persons the opportunity to participate in the enhancement of shareholder value by the award of options and Common Stock, granted as stock bonus awards, restricted stock awards, deferred share awards and performance-based awards, under the Incentive Plan. The Company may make payment of bonuses and/or consulting fees to certain Eligible Persons in options and common stock, or any combination thereof.

Certain options to be granted to employees under the Incentive Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), while other options granted under the Incentive Plan will be nonqualified options not intended to qualify as Incentive Stock Options ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options described.

The Incentive Plan further provides that awards granted under the Incentive Plan cannot be exercised until a majority of the Company’s shareholders have approved the Incentive Plan. As of March 25, 2016, a majority of the Company’s shareholders had not yet approved the Incentive Plan,

Stock Options

The Board, or the appointed committee, shall have sole and absolute discretionary authority (i) to determine, authorize, and designate those persons pursuant to the Incentive Plan who are to receive options under the Incentive Plan, (ii) to determine the number of shares of common stock to be covered by such options and the terms thereof, (iii) to determine the type of option granted (ISO or Nonqualified Option), and (iv) to determine other such details concerning the vesting, termination, exercise, transferability and payment of such options. The Committee shall thereupon grant options in accordance with such determinations as evidenced by a written option agreement. Subject to the express provisions of the Incentive Plan, the committee shall have discretionary authority to prescribe, amend and rescind rules and regulations relating to the Incentive Plan, to interpret the Incentive Plan, to prescribe and amend the terms of the option agreements and to make all other determinations deemed necessary or advisable for the administration of the Incentive Plan.

The exercise price per share for common stock of options granted under the Incentive Plan shall be determined by the Committee, but in no case shall be less than one hundred percent (100%) of the fair market value of the common stock (determined in accordance with the Incentive Plan at the time the option is granted), provided that, with respect to ISOs granted to a person who holds ten percent (10%) or more of the total combined voting power of all classes of stock of the Company, the exercise price per share for common stock shall not be less than 110% of the fair market value of the common stock. The fair market value of the common stock with respect to which ISOs may be exercisable for the first time by any Eligible Person during any calendar year under all such plans of the Company and its affiliates shall not exceed $100,000, or such other amount provided in Section 422 of the Code.

Bonus and Restricted Stock Awards

The Board, or the applicable committee, may, in its sole discretion, grant awards of common stock in the form of bonus awards and restricted stock awards. Each stock award agreement shall be in such form and shall contain such terms and conditions as the Board, or the committee, deems appropriate. The terms and conditions of each stock award agreement may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate stock award agreements need not be identical.

Table of Contents	10

Deferred Stock Awards

The Board, or the committee, may authorize grants of shares of common stock to be awarded at a future date upon such terms and conditions as the Board, or the committee, may determine. Such awards shall be conferred upon the Eligible Person as consideration for the performance of services and subject to the fulfillment of specified conditions during the deferral period. Each deferred stock award agreement shall be in such form and shall contain such terms and conditions as the Board, or the committee, deems appropriate. The terms and conditions of each deferred stock award agreement may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate deferred stock award agreements need not be identical.

Performance Share Awards

The Board, or the committee, may authorize grants of shares of common stock to be awarded upon the achievement of specified performance objectives, upon such terms and conditions as the Board, or the committee, may determine. Such awards shall be conferred upon the Eligible Person upon the achievement of specified performance objectives during a specified performance period, such objectives being set forth in the grant and including a minimum acceptable level of achievement and, optionally, a formula for measuring and determining the number of performance shares to be issued. Each performance share award agreement shall be in such form and shall contain such terms and conditions as the Board, or the committee, deems appropriate. The terms and conditions of each performance share award may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate performance share award agreements need not be identical.

Adjustments

If the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the common stock outstanding, without receiving consideration therefore in money, services or property, then (i) the number, class, and per share price of shares of common stock subject to outstanding options and other awards under the Incentive Plan and (ii) the number of and class of shares then reserved for issuance under the Incentive Plan and the maximum number of shares for which awards may be granted to an Eligible Person during a specified time period shall be appropriately and proportionately adjusted. The Board, or a committee, shall make such adjustments, and its determinations shall be final, binding and conclusive.

Change in Control

If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while options or stock awards remain outstanding under the Incentive Plan, unless provisions are made in connection with such transaction for the continuance of the Incentive Plan and/or the assumption or substitution of such options or stock awards with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards which have not been continued, assumed or for which a substituted award has not been granted shall, whether or not vested or then exercisable, unless otherwise specified in the stock option or stock award agreement, will terminate immediately as of the effective date of any such merger, consolidation or sale.

Federal Income Tax Consequences

Subject to other customary terms, the Company may, prior to certificating any common stock, deduct or withhold from any payment pursuant to a stock option or stock award agreement an amount that is necessary to satisfy any withholding requirement of the Company in which it believes, in good faith, is necessary in connection with U.S. federal, state, local or transfer taxes as a consequence of the issuance or lapse of restrictions on such common stock.

Outstanding Equity Awards

On November 15, 2015, the Board authorized the Company to grant certain securities under the Incentive Plan and Directors Compensation Plan, in the aggregate amount of up to 3,810,000 options to purchase shares of our common stock, vesting in part immediately and entirely over the next two years, and up to 75,000 shares of our common stock, vesting immediately. As of December 31, 2015, the Company had not yet entered into award agreements with the grantees, or issued shares of common stock or options to purchase shares of common stock under the Incentive Plan.

Table of Contents	11

As of March 25, 2016, the Company has entered into Option Award Agreements with two grantees, pursuant to awards granted on November 15, 2015 under the Incentive Plan, consisting of up to 650,000 options to purchase shares of the Company’s common stock, of which options to purchase up to 450,000 shares of common stock vest immediately, and options to purchase up to 200,000 shares of common stock will vest on November 15, 2016. Also as of March 25, 2016, the Company has entered into Stock Award Agreements with two grantees to issue 75,000 shares of its common stock, vesting immediately. The exercise of such awards is contingent upon attainment of majority shareholder approval of the Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated audited financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. The following discussion contains forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the explanatory note labeled “Forward-Looking Statements” found at the beginning of this report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. US Dollars are denoted herein by “USD”, “$” and “dollars”.

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation by the use of a weight bearing power plug for electrical fixtures, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes. Our patented technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this Annual Report.

We currently manufacture and sell ceiling fans and lighting fixtures branded with the General Electric logo and manufactured under General Electric’s strict guidance. Our ceiling fans and lighting fixtures offer unique designs, and are manufactured with and without the SQL Technology.

In furtherance of our Business Model, the Company has taken other steps, including the development of trade distribution channels with key retailers, corporate restructuring, establishing and obtaining authorizations for our third party manufacturers to produce the SQL Technology, and raising the necessary capital resources to fully implement our Business Model. For additional information, see “Our Business Model and Strategy” in the Part I Item 1 of this report.

Table of Contents	12

Results of Operations

	For the Years ended
	December 31, 2015	December 31, 2014	$ Change	% Change

Revenue	$2,885,007	$0	$2,885,007	100.0%

Cost of sales	(2,517,457)	0	(2,477,252)	100.0%

Gross profit	407,755	0	407,755	100.0%

General and administrative expenses	(5,236,747)	(4,799,696)	(437,051)	163.5%

Loss from Operations	(4,828,992)	(4,799,696)	(29,269)	1.0%

Other Income / (Expense)	(22,061,219)	(2,494,047)	(19,567,172)	784.6%

Net Loss	$(26,890,210)	$(7,293,743)	$(19,596,467)	268.7%

Net loss per share - basic and diluted	$(0.76)	$(0.22)	$(0.54)	245.5%

Revenue

We had recorded revenue of $2,885,007 for the year ended December 31, 2015, as compared to revenue of $0 for the year ended December 31, 2014. The Company’s third party manufacturers received GE's approval in late 2014 and the first half of 2015, and the Company began recording revenues under our Business Model in the first quarter of 2015. During the third quarter, on-line sales were initiated, creating a new channel for the Company.

Cost of Sales

We had a cost of sales of $2,477,252 for the year ended December 31, 2015, as compared to a cost of sales of $0 for the year ended December 31, 2014. The increase in cost of sales was associated with sales of GE branded ceiling fans under our Business Model.

Gross Profit

We had gross profit of $407,755 for the year ended December 31, 2015, as compared to gross profit of $0 for the year ended December 31, 2014. The gross profit as a percent of sales was 14.1%, and represents the initial orders to customers. These initial sales represented test orders, and accordingly had lower gross margins. We believe there are opportunities to improve gross profit as a percent of sales on future orders.

General and Administrative Expenses

General and administrative expense increased $437,051 during the year ended December 31, 2015 to $5,236,747 from $4,799,696 for the year ended December 31, 2014.

The increases in the general and administrative expenses were primarily due to the following:

•	$351,600 increase on commissions associated with sales.
•	$296,000 increase in China operational and tooling expenses for sample products and production audits.
•	$234,700 increase in consulting and temporary labor.
•	$122,900 increase in marketing and travel associated with increased sales activity.
•	$72,300 increase in insurance expense associated with being a public company.

Table of Contents	13

Further, decreases in certain items of general and administrative expenses were attributable to the following:

•	$523,100 decrease in legal and late registration fees due to activity associated with the Notes Offering.
•	$94,300 decrease in rent associated with new office space and sublet of previous space.
•	$68,100 decrease in salaries due to change in CEO compensation.

Loss from Operations

Loss from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)-Restated

Total other expenses increased $19,567,172 during the year ended December 31, 2015 to $22,061,219 from $2,494,047 for the year ended December 31, 2014.

The increase in other expenses was due to $19,416,295 increase in non-cash derivative expense as a result of the value of shares increasing from $0.25 to $1.00, based on the Company’s recent private placement of common stock and the impact on the Black Scholes calculation of the intrinsic value of the equity component. Additionally, there was a $716,034 increase in interest expense for the year due to a full year of interest on the notes payable as compared to a partial year in 2014.

Net Loss and Net Loss per Share-Restated

The Company’s net loss and net loss per share for the year ended December 31, 2015 was ($26,890,210), or ($0.76) per share, as compared ($7,293,743) and $(0.22) per share for the year ended December 31, 2014. Given the reasons explained above, our loss increased by ($19,596,467) for the year ended December 31, 2015.

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

For the year ended December 31, 2015, cash flows used ($3,767,470) for operations as compared with ($1,800,229) used for the same period in 2014. The Company’s ($1,967,241) decrease in cash from operations was due to the $19,596,467 increased operating loss, $234,309 increase in accounts receivable, $263,871 increase in inventory, 204,146 increase in royalty obligations payable pursuant to the License Agreement, and a $956,576 decrease in accounts payable and accrued expenses. These amounts were partially offset in an increase in $19,416,295 in non-cash derivative expense, $173,688 in stock issued for services and $2,441,471 increase in amortization of License Agreement.

For the year ended December 31, 2015, cash flows used ($59,478) for investing activities as compared with ($168,540) used for the same period in 2014. The improvement was primarily driven by a $143,816 acquisition of equipment in China during 2014, offset by an additional $42,102 in patent costs incurred in 2015.

For the year ended December 31, 2015, cash flows provided $3,036,327 from financing activities after Note payments as compared to $2,077,284 for the same period in 2014. The Company received proceeds of $2,710,032 from the issuance of shares of common stock during the year ended December 31, 2015, and issued $429,646 in exchange for interest owed. In 2014, the company sold $2,270,100 in Notes.

As a result of the above operating, investing and financing activities, the Company used $(790,621) in cash equivalents for the year ended December 31, 2015, as compared with providing $108,515 for the same period in 2014.

The Company had a working capital deficit of $28,174,513 as of December 31, 2015, as compared to $6,339,058 as of December 31, 2014. The change is primarily attributable to an increase in derivative liability of $19,017,080 and an increase of $2,674,968 in convertible debt classified as current.

Table of Contents	14

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

The Company acquired and is holding $263,871 in inventory on its balance sheet at December 31, 2015. This inventory is to support e-commerce activity on internet sales platforms of their customers. The inventory is located with a third party logistics firm.

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

The Company’s cash balance as of December 31, 2015 was $450,868. In light of the Company’s projected working capital needs, it may need to seek additional capital, which may dilute existing shareholders. There is no guarantee that the Company will be successful in raising additional capital or be successful in the execution of its plans.

Subsequent Events

On February 19, 2016, the Company completed a second closing of the November Stock Offering representing aggregate gross proceeds to the Company of $300,000. See “Recent Sales of Unregistered Securities” in Part II Item 5 of this report.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see below and the Notes to the Financial Statements included in this report.

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

Table of Contents	15

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

Inventory

Inventory consist of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

Table of Contents	16

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Table of Contents	17

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

Table of Contents	18

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	19

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

Table of Contents	20

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2012 through 2015.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2015, 2014 and 2013.

Table of Contents	21

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (i) affiliates of the Company; (ii) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (iv) principal owners of the Company; (v) management of the Company; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (i) the nature of the relationship(s) involved; (ii) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (iii) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (iv) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Table of Contents	22

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Table of Contents	23

Changes In Internal Controls over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Table of Contents	24

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Name	Age	Position
Mr. John P. Campi	71	Chief Executive Officer
Mr. Rani Kohen	50	Director, Chairman
Mr. Phillips Peter	84	Director
Mr. Thomas Ridge	70	Director
Mr. Dov Shiff	68	Director
Mr. Leonard J. Sokolow	59	Director

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

Governor Thomas J. Ridge has served as a director since June 2013. In 2013, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cyber security. In April 2010, Mr. Ridge became a partner in Ridge Policy Group, abi-partisan, full-service government affairs and issue management group. Mr. Ridge has served as President and Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company, since July 2006. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security. Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania from 1995 to 2001, and served as a member of the U.S. House of Representatives from 1983 through 1995. Mr. Ridge currently serves as a member of the board of two public companies, The Hershey Company and Lifelock, and has previously served on the board of five other public companies. Mr. Ridge is Chairman of the Board of the National Organization on Disability, and serves as a board member on the Board of Public Finance Management, the Institute for Defense Analysis, the Center for the Study of the Presidency, and the Oak Ridge National Lab. Our Board believes Mr. Ridge’s qualifications to serve as a member of our Board include his vast experience in both government and industry, his service on other public and private company boards, and his expertise in retail, risk management, and cyber security.

Table of Contents	25

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

Leonard J. Sokolow has served as a director since November 2015. Mr. Sokolow currently serves as CEO & President of Newbridge Financial, Inc. and Chairman of its broker dealer subsidiary, Newbridge Securities Corporation. Mr. Sokolow founded vFinance, Inc. in 1997, which merged with National Holdings Corporation (NASDAQ CM: NHLD), where he served as President and Vice Chairman of its Board of Directors. Mr. Sokolow also founded and served as Chairman and CEO of Americas Growth Fund, Inc., a closed-end investment management company (NASDAQ: AGRO) until it was sold. Prior to this, Mr. Sokolow was an executive for Applica, Inc. (formerly Windmere Corporation (NYSE: APN)), where he served as Executive Vice President and General Counsel. Mr. Sokolow, is also a CPA and worked for Ernst Young and KPMG. Mr. Sokolow earned a Bachelor of Arts degree in Economics and a concentration in Accounting. Mr. Sokolow also earned a Juris Doctorate degree from the University of Florida School of Law and a Masters of Law degree in Taxation from the New York University School of Law. Mr. Sokolow is on the Board of Directors, Chairman of the Audit Committee and a member of the Nominations and Corporate Governance Committees for Consolidated Water Company Ltd. (NASDAQ GS: CWCO). In addition, Mr. Sokolow has sevred the Board of Directors of, and Chairman of the Audit Committee for, Alberta Oil Sands, Inc. (TSXV: AOS.V). Our Board believes Mr. Soklow’s qualifications to serve as a member of our Board include his vast education and experience in the financial industry, his service on other public company boards and his history of executive leadership in developing and operating businesses.

Corporate Governance

Board Structure

We have chosen to separate the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for the Company.  Our chairman, the founder of the Company, provides us with significant experience in research and development. Our Chief Executive Officer is responsible for day to day operations, and brings significant experience to the Company.

Committees of the Board of Directors

On January 5, 2016, we established a separately-designated standing audit committee (the “Audit Committee”), consisting of two members, Leonard J. Sokolow and Rani Kohen. Mr. Sokolow is the Chairman of the Audit Committee and is deemed to be independent and the Board has determined that he is an audit committee financial expert, as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

We presently do not have a nominating committee, compensation committee, or other committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form such committees.

Moving forward, at such time as the Board believes that such committees are necessary or desirable, or that we are required to have such committees, we will take steps to form such committees and adopt charters as may be required to comply with all applicable rules and regulations.

Table of Contents	26

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers, directors and persons who own beneficially more than 10% percent of the Company’s outstanding common stock, file reports of ownership and changes in ownership and furnish the Company with copies of all Section 16(a) reports so filed. Based solely on a review of these reports filed with the SEC and certain written representations furnished to the Company, the Company believes that its executive officers and directors complied with all applicable Section 16(a) filing requirements during 2015, other than the following:

Rani Kohen, Phillips Peter and Thomas Ridge each filed a Form 3 with the SEC on February 20, 2015, and Dov Shiff filed a Form 3 with the SEC on March 20, 2015. The initial statements of beneficial ownership of the Company’s common stock for these officers and directors were due within 10 days of October 22, 2014, the date that the company’s registration Statement covering all of its common stock was declared effective. John Campi filed a Form 3 with the SEC on February 20, 2015, which was due within 10 days of November 21, 2014, the date that Mr. Campi became an officer of the Company. Mr. Sokolow filed a Form 3 with the SEC on January 1, 2016 in connection with his appointment to the Board on November 15, 2015. Messrs. Campi, Shiff and Sokolow have each subsequently timely made Form 4 filings in connection with shares obtained in connection with Stock Offerings, board compensation and employee compensation.

Involvement in Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

Table of Contents	27

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings, (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our “named executive officers” for the 2015 fiscal year consisted of the following individuals:

•	John P. Campi, our Chief Executive Officer

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer).  No other employee received compensation in excess of $100,000 in the past two fiscal years.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

John P. Campi,	2014	$11,769	—	—	—	—	—	$—	$11,769
Chief Executive Officer (1)	2015	$102,000	—	$173,688	—	—	—	$14,376	$290,064

James R. Hills, former	2014	$155,308	—	$62,500	—	—	—	$11,077	$228,885
Chief Executive Officer (2)	2015	$—	—	—	—	—	—	$3,324	$3,324

Table of Contents	28

Outstanding Equity Awards at December 31, 2015 Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options not exercisable	Option exercise or base price per share	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
John P. Campi Chief Executive Officer (1)	—	—	—	—	—	—	—	—

James R. Hills, former Chief Executive Officer (2)	—	—	—	—	—	—	—	—

(1)	Pursuant the CEO Agreement, Mr. Campi receives a gross annual salary of $102,000 per year. Mr. Campi also received 750,000 shares of the Company’s common stock, 250,000 shares of which vested on May 20, 2015, and 500,000 shares of which vested on December 31, 2015. The value of the Stock Award is based on the value of shares sold in connection with the Company’s most recent sale of securities in a private placement as of the time of the Employment Agreement, which was $0.25. Mr. Campi earned $14,376 in incentive compensation pursuant to the CEO Agreement during 2015.
(2)	James R. Hills resigned from his position as Chief Executive Officer on November 21, 2014. Pursuant to a mutual agreement and release between Mr. Hills and the Company dated November 21, 2014 (the “Hills Agreement”), Mr. Hills received 250,000 shares of the Company’s common stock upon his resignation, and released the Company of any obligations concerning future issuances of shares of the Company’s common stock under his employment agreement. The value of the Stock Awards is based on the value of shares sold in connection with the Company’s most recent sale of securities in a private placement as of the time of issuance, which was $0.25. Under the Hills Agreement, Mr. Hills will receive commissions equal to one half of one percent (0.50%) of gross revenue generated solely from orders placed by Home Depot for a period of thirty-six (36) months from the date of such agreement. Mr. Hills received $3,324 in commissions during 2015.

Narrative Disclosure to Summary Compensation and Option Tables

Employment Agreements

On November 21, 2014, the Company entered into an Executive Employment Agreement (the “CEO Agreement”) with Mr. Campi to serve as its Chief Executive Officer. The CEO Agreement provided that Mr. Campi would serve for an initial term ending December 31, 2015. Mr. Campi continues to perform under the terms of the CEO Agreement, until such time as the parties agree upon an extension or modification of the terms therein.

Subject to other customary terms and conditions of such agreements, the CEO Agreement provides that Mr. Campi will receive a base salary of $102,000 per year, which may be adjusted each year at the discretion of the Company’s Board. As further consideration, the CEO Agreement included a sign-on bonus of 750,000 shares of the Company’s common stock, which has fully vested and all such shares have been issued to Mr. Campi.

Table of Contents	29

The CEO Agreement also includes incentive compensation equal to (i) one half of one percent (0.50%) of the first $20,000,000 of the Company’s annual gross revenue plus one quarter of one percent (0.25%) of the Company’s annual gross revenue above $20,000,000; (ii) three percent (3%) of the Company’s annual net income; and (iii) five (5) year options to purchase shares of the Company’s common stock equal to one half of one percent (0.50%) of the Company’s quarterly net income, with a strike price to be determined at the time such options are granted. Mr. Campi earned $14,376 in incentive compensation pursuant to the CEO Agreement during 2015.

Consulting Agreement

On November 25, 2013, we entered into a Consulting Agreement with our founder and the Chairman or our Board, Rani Kohen (the “Consulting Agreement”). The term of the Consulting Agreement is for three (3) years, beginning on December 1, 2013. Subject to the customary terms and conditions of such agreements, the Consulting Agreement provides that Mr. Kohen will receive an annual consulting fee of $150,000, which may be increased each year at our Board’s discretion. As further consideration, the Consulting Agreement includes incentive compensation in the form cash, stock and/or options (i) equal to one-half a percent (0.50%) of our annual gross revenue; and (ii) to be determined by our Board on a project-by-project basis. Mr. Kohen earned $14,376.19 in incentive compensation pursuant to the Consulting Agreement during 2015.

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

Director Compensation

We do not pay cash compensation to our directors for service on our Board.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Director Compensation Policy

On November 15, 2015, our Board approved the Company’s Director Compensation Policy (the “Director Compensation Policy”) applicable to members of the Board who are not employees of the Company (each, an “Eligible Director”). Under the Director Compensation, upon election to the Board, a new Eligible Director shall be entitled to a grant of 50,000 shares of our common stock and an option to purchase up to 150,000 shares of our common stock, vested monthly and fully vested after one year, at a price per share determined as of the date of grant, based on (i) the prior days’ closing price if there is a public market for our common stock, or (ii) if there is no public market for our common stock, the price per share in our most recently completed private placement of our common stock or convertible securities (“Director Options”). The amount of shares and Director Options shall be prorated based on the date of a new Eligible Director’s appointment relative to the term remaining, if applicable.

Eligible Directors will also receive Director Options to purchase either (i) 10,000 shares of our common stock for each Board meeting in which such Eligible Director attends in person, or (ii) 5,000 shares of our common stock for each Board meeting in which such Eligible Director attends telephonically. Eligible Directors will also receive Director Options to purchase 25,000 shares of our common stock following each year in which he or she has served on the Board. Director Options will vest monthly over the course of the year following the date such Director Options are granted, and must be exercised within five years of the grant date.

Table of Contents	30

In addition, the Director Compensation Policy provides that (i) the chairperson of the Board will receive Director Options to purchase 100,000 shares of our common stock as an annual retainer, payable quarterly, unless otherwise provided by an independent compensation agreement; (ii) the chairperson of the Corporate Governance and Nominating Committee of the Board, if applicable, will receive Director Options to purchase 25,000 shares of our common stock as an annual retainer, payable quarterly; (iii) the chairperson of the Audit Committee of the Board, if applicable, will receive a number of shares of common stock equal to $12,000, based on the same price per share method applied to Director Options, and Director Options to purchase 50,000 shares of our common stock, both as an annual retainer, payable quarterly; (iv) the chairperson of the Compensation Committee of the Board, if applicable, will receive Director Options to purchase 30,000 shares of our common stock as an annual retainer, payable quarterly; (v) other members of the Audit Committee of the Board, if applicable, will receive Director Options to purchase 15,000 shares of our common stock as an annual retainer, payable quarterly; and (vi) other members of the Corporate Governance Committee and Nominating and Compensation Committee of the Board, if applicable, will receive Director Options to purchase 10,000 shares of our common stock as an annual retainer, payable quarterly.

Director Compensation

The following table shows for the fiscal year ended December 31, 2015, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Rani Kohen (2)	$0	$0	$0	$0
Phillips Peter (3)(4)	$0	$0	$0	$0
Thomas Ridge (3)(4)	$0	$0	$0	$0
Dov Shiff (3)	$0	$0	$0	$0
Leonard Sokolow (3)(5)	$0	$30,000	$90,000	$120,000

(1)	These amounts are the aggregate fair value of the equity compensation paid to our directors during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K regarding assumptions underlying valuation of equity instruments.
(2)	Mr. Kohen has served as a Chairman of the Board since November 2012.
(3)	Messrs. Ridge, Peter, Shiff and Sokolow have each served as a member of our Board since June 2013, November 2012, February 2014, and November 2015, respectively.
(4)	Messrs. Peter and Ridge each received options on September 3, 2013, which expire five (5) years from the grant date, to purchase 100,000 shares of our common stock at an exercise price of $0.375 as compensation for past services on our Board.
(6)	The Board authorized a grant of stock and option awards to Mr. Sokolow on November 15, 2015 pursuant to the Director Compensation Policy, in connection with the Board’s approval of the policy and his appointment to our Board. The grant consisted of 50,000 shares of common stock and 150,000 options to purchase shares of our common stock, both valued at $0.60 per share, the value of shares sold in connection with the Company’s most recent sale of securities in a private placement as of the date of the grant. The stock and option awards were issued in January 2016.

As of March 25, 2016, the Company has issued shares of common stock and Director Options under the Director Compensation Policy to only Mr. Sokolow, based on a grant made by the Board on November 15, 2015. On January 25, 2016, the Company issued to Mr. Sokolow (i) 50,000 shares of our common stock in connection with his appointment to the Board on November 15, 2016; (ii) Director Options to purchase up to 150,000 shares of our common stock at $0.60 per share in connection with his appointment to the Board on November 15, 2016; and (iii) 12,000 shares of our common stock in connection with his appointment as the Chairman of our Audit Committee on January 5, 2016, the value of which was based on the value of shares sold in connection with the Company’s recent sale of securities in a private placement as of the time of issuance, which was $1.00 per share.

Table of Contents	31

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

Directors and Named Executive Officers

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	KRNB Holdings LLC 3245 Peachtree Parkway Suwanee, GA 30024 (2)	8,003,969	18.34%

Common Stock	Mr. Phillips Peter 1140 Connecticut Avenue, NW Suite 510 Washington, D.C. 20036 (3)	300,000	*

Common Stock	Mr. Thomas Ridge 1140 Connecticut Avenue, NW Suite 510 Washington, D.C. 20036 (4)	1,225,000	2.78%

Common Stock	Mr. Dov Shiff 167 Hayarkon Street Tel Aviv 31032 Israel (5)	15,505,703	31.98%

Common Stock	Mr. Leonard Sokolow 4400 North Point Parkway Suite 154 Alpharetta, GA 30022 (6)	262,000	*

Common Stock	John P. Campi 4400 North Point Parkway Suite 154 Alpharetta, GA 30022 (7)	1,050,000	2.41%

Common Stock	All Directors and Officers as a Group (6 persons)	26,346,672	53.68%

Table of Contents	32

Stockholders with 5% Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	Mr. Dov Shiff 167 Hayarkon Street Tel Aviv 31032 Israel (5)	15,505,703	31.98%

Common Stock	KRNB Holdings LLC 3245 Peachtree Parkway Suwanee, GA 30024 (2)	8,003,969	18.34%

Common Stock	Motek 7 SQL LLC 19101 Mystic Pointe Drive Apt. 2808 Aventura, FL 33180 (8)	7,771,566	17.80%

Common Stock	David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 99 Coast Boulevard, Unit 21 DE LaJolla, CA 92037 (9)	3,615,865	7.70%

Common Stock	Mr. James R. Hills 675 West Paces Ferry Rd NW, Unit #4 Atlanta, GA 30327 (10)	2,704,901	5.96%

Common Stock	Steven Siegelaub 2801 N. University Dr. Suite 301 Coral Springs, FL 33065 (11)	4,577,875	9.85%

Common Stock	Harry Mittelman Rev. Living Trust 12100 Kate Drive Los Altos Hills, CA 94022 (12)	2,599,519	5.66%

* Less than 1%

(1)	Applicable percentages are based on 43,653,343 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Rani Kohen beneficially owns these shares as Manager of KRNB Holdings LLC.

(3)	Mr. Phillips Peter beneficially owns 300,000 shares of our common stock, including (i) 200,000 shares of common stock, and (ii) 100,000 shares of common stock issuable upon exercise of options held by Mr. Phillips Peter.

Table of Contents	33

(4)	Mr. Thomas Ridge beneficially owns 1,225,000 shares of our common stock, including (i) 875,000 shares of common stock, (ii) 100,000 shares of common stock issuable upon exercise of options held by Mr. Thomas Ridge, (iii) 50,000 shares of common stock issuable upon exercise of Warrants issued pursuant to the Notes Offering and (iv) 200,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.

(5)	Mr. Dov Shiff beneficially owns 15,505,703 shares of our common stock, including (i) 10,674,618 shares of common stock, (ii) 1,690,000 shares of common stock issuable upon exercise of Warrants issued pursuant to the Notes Offering, (iii) 2,600,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering, and (iv) 541,085 shares of common stock, as of December 31, 2015, issuable for interest accrued under the Note issued to him pursuant to the Notes Offering, which Mr. Shiff has deferred cash payment of such interest and requested to receive shares for interest accrued upon maturity of the Note.

(6)	Mr. Leonard J. Sokolow beneficially owns 262,000 shares of our common stock, including (i) 62,000 shares of common stock, and (ii) 150,000 shares of common stock issuable upon the exercise of Director Options.

(7)	Mr. John P. Campi beneficially owns 1,050,000 shares of our common stock, including (i) 750,000 shares of common stock obtained pursuant to the CEO Agreement, all of which have vested and been issued, (ii) 250,000 shares of common stock obtained pursuant to the May Stock Offering, and (iii) 50,000 shares of common stock obtained pursuant to the November Stock Offering.

(8)	Mr. Hillel Bronstein beneficially owns these shares of our common stock as Manager of Motek 7 SQL LLC.

(9)	The David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 beneficially owns 3,615,865 shares of our common stock, including (i) 315,865 shares of common stock, (ii) 1,300,000 shares of common stock issuable upon exercise of Warrants issued pursuant to the Notes Offering and (iii) 2,000,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.

(10)	Mr. James R. Hills beneficially owns 2,704,901 shares of our common stock, including (i) 980,818 shares of common stock, (ii) 74,083 shares of common stock issuable upon exercise of certain warrants owned by Mr. James R. Hills, (iii) 650,000 shares of common stock issuable upon exercise of Warrants issued pursuant to the Notes Offering, and (iv) 1,000,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.

(11)	Mr. Steven Siegelaub, in his personal capacity and as the Managing Member of 301 Office Ventures, LLC, Enterprise 2013, LLC, Investment 2013, LLC, and Safety Investors 2014, LLC beneficially owns 4,577,875 shares of our common stock, including (i) 83,333 shares of common stock held by him and his wife personally, (ii) 875,000 shares of common stock owned by 301 Office Ventures, LLC, (iii) 762,254 shares of common stock beneficially owned by Enterprise 2013, LLC, consisting of (a) 577,046 shares of common stock and (b) 185,208 shares of common stock issuable upon exercise of certain warrants owned by Enterprise 2013, LLC, (iv) 1,189,972 shares of common stock beneficially owned by Investment 2013, LLC, consisting of (a) 219,303 shares of common stock, (b) 194,134 shares of common stock issuable upon exercise of Warrants issued pursuant to the Notes Offering, and (c) 776,535 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering, and (v) 1,667,316 shares of common stock beneficially owned by Safety Investors 2014, LLC, consisting of (a) 17,316 shares of common stock, (b) 650,000 shares of common stock issuable upon exercise of Warrants issued pursuant to the Notes Offering, and (c) 1,000,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.

(12)	The Harry Mittelman Revocable Living Trust beneficially owns 2,599,519 shares of our common stock, including (i) 289,519 shares of common stock, (ii) 910,000 shares of common stock issuable upon exercise of Warrants issued pursuant to the Notes Offering and (ii) 1,400,000 shares of common stock issuable upon conversion of the Notes issued pursuant to the Notes Offering.

Table of Contents	34

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended December 31, 2015 and December 31, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, any of our directors or officers, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2014 and December 31, 2015 by our independent auditors, L&L CPAS, PA, f/k/a Bongiovanni & Associates, PA:

	2014	2015
Audit Fees	$18,750	$25,000
Audit-Related Fees	4,300	16,000
Tax Fees
Other Fees
Totals	$23,050	$41,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements. Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2014 for us to remain a fully reporting public company. Our Board is of the opinion that the Audit-Related Fees charged by L&L CPAS, PA were consistent with companies of our size maintaining its independence from us.

As of December 31, 2015, the Board acted as the audit committee of the Company and approved all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

On January 5, 2016, we established the separately-designated standing Audit Committee. The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

Table of Contents	35

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

Audited Consolidated Statements of Operations for the Year Ended December 31, 2015 and 2014

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, and 2014

Audited Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and 2014

Notes to Audited Financial Statements

(b) Exhibit Index

Exhibit No.	Description of Exhibit	Footnote
3.1	Articles of Incorporation of Registrant.	(2)
3.2	Bylaws of Registrant.	(2)
4.1	Form of Common Stock Certificate.	(2)
10.1	GE Trademark License Agreement, dated as of June 15, 2011, by and between GE Trademark Licensing, Inc. and SQL Lighting & Fans, LLC, as amended.	(2)
10.2	Form of 2013 Director Stock Option Agreement.	(2)
10.3	Forms of Security Purchase Agreement, Registration Rights Agreement, Note Subscription Agreement, Common Stock Purchase Warrant and Secured Convertible Promissory Note for the Notes Offering closed November 26, 2013.	(2)
10.4	Forms of Security Purchase Agreement, Registration Rights Agreement, Note Subscription Agreement, Common Stock Purchase Warrant and Secured Convertible Promissory Note for the Notes Offering closed May 8, 2014 and June 25, 2014.	(2)
10.5	Form of Agreement and Waiver, dated December 10, 2014, between the Registrant and 2012 Investors.	(4)
10.6	Form of Letter Agreement to Convert, dated January 23, 2014, between the Registrant and holders of Notes dated November 26, 2013.	(4)
10.7	Form of Letter Agreement to Convert, dated January 23, 2014, between the Registrant and holders of Notes dated May 8, 2014.	(4)
10.8	DSI Marketing Agreement.	(2)
10.9	Consulting Agreement, dated as of November 1, 2013, by and between Safety Quick Lighting & Fans Corp. and Rani Kohen.	(2)
10.10	Agreement and Mutual Release and Waiver, dated November 21, 2014, between the Company and James R. Hills.	(3)
10.11	Executive Employment Agreement, dated November 21, 2014, between the Company and John P. Campi.	(3)
10.12	Office Lease dated October 24, 2014 between the Company and Highwoods DLF 98/29, LLC.	(4)
10.13	Sublease Agreement dated October 15, 2014 between the Company and Stableford Capital, LLC.	(4)
10.14	Form of Agreement and Waiver, dated December 10, 2014, between the Registrant and 2012 Investors.	(4)
10.15	Form of Letter Agreement to Convert, dated January 23, 2014, between the Registrant and holders of Notes dated November 26, 2013.	(4)
10.16	Form of Letter Agreement to Convert, dated January 23, 2014, between the Registrant and holders of Notes dated May 8, 2014.	(4)
10.17	Forms of Subscription Agreements for U.S. Persons and Non-US Persons ad Registration Rights Agreement utilized in the May Stock Offering.	(5)

Table of Contents	36

10.18	Forms of Subscription Agreements for U.S. Persons and Non-US Persons ad Registration Rights Agreement utilized in the November Stock Offering.	(5)
10.19	Director Compensation Policy.	(5)
10.20	Form of November 2015 Election Letter and Forbearance Agreement.	(5)
10.21	Consulting Agreement, dated June 1, 2015, between the Company and Mark Wells.	(5)
10.22	The 2015 Stock Incentive Plan.	(1)
10.23	Form of February 2016 Forbearance Agreement.	(1)
21.1	List of Subsidiaries.	(1)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations, (iii) the Audited Statements of Stockholders’ Equity (Deficit), (iv) the Audited Statements of Cash Flows, and (iv) the Notes to the Audited Financial Statements.	(1).
(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.
(3)	Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on November 26, 2014.
(4)	Incorporated by reference from the Company’s annual report on Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on January 11, 2016, and declared effective on January 20, 2016.

Table of Contents	37

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Signatures	Title	Date

/s/ John P. Campi	Chief Executive Officer	March 30, 2016
John P. Campi

/s/ Rani Kohen	Chairman of the Board and Director	March 30, 2016
Rani Kohen

/s/ Phillips Peter	Director	March 30, 2016
Phillips Peter

/s/ Tom Ridge	Director	March 30, 2016
Tom Ridge

/s/ Dov Shiff	Director	March 30, 2016
Dov Shiff

/s/ Leonard Sokolow	Director	March 30, 2016
Leonard Sokolow

Table of Contents	38

FINANCIAL STATEMENTS

 SAFETY QUICK LIGHTING & FANS CORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Table of Contents	39

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Safety Quick Lighting & Fans Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Safety Quick Lighting & Fans Corp. and Subsidiary (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

F.K.A. Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

March 30, 2016

Table of Contents	F-1	\

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Balance Sheets
(Audited)
		(Restated)
	December 31, 2015	December 31, 2014

Assets

Current assets:
Cash	$450,868	$1,241,487
Accounts receivable	234,309	—
Inventory	263,871	—
Prepaid expenses	35,769	29,643
Other current assets	210	—
Total current assets	985,028	1,271,130

Furniture and Equipment - net	127,521	132,609

Other assets:
Patent - net	83,174	46,419
Debt issue costs - net	14,605	161,946
GE trademark license - net	7,123,746	9,565,217
Other assets	65,714	65,714
Total other assets	7,287,239	9,839,296

Total assets	$8,399,788	$11,243,035

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$807,798	$1,041,741
Convertible debt - net of debt discount $474,283 and $970,150 at	3,989,950	1,223,982
December 31, 2015 and December 31, 2014 respectively
Convertible debt - related parties - net of debt discount $-0- and	50,000	26,999
$23,001 at December 31, 2015 and December 31, 2014 respectively
Notes payable - current portion	107,944	98,086
Derivative liabilities	24,157,838	5,140,758
Other current liabilities	46,010	78,622
Total current liabilities	29,159,540	7,610,188

Long term liabilities:
Convertible debt	—	688,013
Notes payable	193,800	307,009
GE royalty obligation	11,795,855	12,000,000
Total long term liabilities	11,989,655	12,995,022

Total liabilities	41,149,195	20,605,210

Table of Contents	F-2	\

Stockholders' deficit:
Common stock: $0 par value, 500,000,000 shares authorized;
41,501,251 and 35,750,000 shares issued and outstanding
at December 31, 2015 and December 31, 2014 respectively	2,892,078	189,900
Common stock to be issued	625,000	13,812
Additional paid-in capital	6,472,427	6,282,814
Accumulated deficit	(42,703,470)	(15,813,260)
Total Stockholders' deficit	(32,713,965)	(9,326,733)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(32,749,407)	(9,362,175)

Total liabilities and stockholders' deficit	$8,399,788	$11,243,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	F-3	\

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31,
(Audited)
		(Restated)
	2015	2014

Sales	$2,885,007	$—

Cost of sales	(2,477,252)	—

Gross profit	407,755	—

General and administrative expenses	5,236,747	4,799,696

Loss from operations	(4,828,992)	(4,799,696)

Other income (expense)
Interest expense	(2,855,519)	(2,139,485)
Derivative expenses	—	(568,485)
Change in fair value of embedded derivative liabilities	(19,416,295)	213,923
Gain on debt settlement	209,604	—
Other income	992	—
Total other income (expense) - net	(22,061,219)	(2,494,047)

Net loss including noncontrolling interest	(26,890,210)	(7,293,745)
Less: net loss attributable to noncontrolling interest	—	(2)
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(26,890,210)	$(7,293,743)

Net loss per share - basic and diluted	$(0.76)	$(0.22)

Weighted average number of common shares outstanding during the year -basic and diluted	35,409,521	33,644,359

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	F-4	\

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statement of Stockholders' Deficit
Years Ended December 31, 2015 and December 31, 2014 (Restated)
(Audited)
	Preferred
	Stock		Common Stock,		Common	Additional			Total
	$0 Par Value		$0 Par Value		Stock to	Paid-in	Accumulated	Noncontrolling	Stockholders
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Interest	Deficit
Balance, December 31, 2013	—	$—	34,500,000	$126,400	$—	$6,068,045	$(8,519,517)	$(35,440)	$(2,360,513)

Payment for exercise of options from Grannus Financial - for 1,400,000 shares	—	—	1,000,000	1,000	—	—	—	—	1,000

Reclassification of derivative liability associated with warrants	—	—	—	—	—	214,769	—	—	214,769

Common stock issued per mutual release and waiver ($0.25/share)	—	—	250,000	62,500	—	—	—	—	62,500

Common stock issued for services - related party - ($0.25/share)	—	—	—	—	13,812	—	—	—	13,812

Net loss	—	—	—	—	—	—	(7,293,743)	(2)	(7,293,745)

Balance, December 31, 2014 (Restated)	—	—	35,750,000	189,900	13,812	6,282,814	(15,813,260)	(35,442)	(9,362,177)

Common stock issued in exchange for interest due ($0.25/share)	—	—	1,718,585	429,646	—	—	—	—	429,646

Table of Contents	F-5	\

Reclassification of derivative liability on interest and penalty on Convertible Notes	—	—	—	—	—	189,613	—	—	189,613

Common stock issued per mutual release and waiver ($0.25/share)	—	—	250,000	62,500	111,188	—	—	—	173,688

Common stock issued ($0.60/share), net of issuance cost	—	—	3,782,666	2,210,032	—	—	—	—	2,210,032

Common stock issued ($1.00/share), net of issuance cost	—	—	—	—	500,000	—	—	—	500,000

Net loss	—	—	—	—	—	—	(26,890,210)	—	(26,930,416)

Balance, December 31, 2015	—	—	41,501,251	2,892,078	625,000	6,472,427	(42,703,470)	(35,442)	(32,749,407)

Table of Contents	F-6

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31,
(Audited)
		(Restated)
	2015	2014
Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(26,890,210)	$(7,293,743)
Net loss attributable to noncontrolling interest	—	(2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,464	17,253
Amortization of debt issue costs	147,341	142,867
Amortization of debt discount	2,100,957	1,507,108
Amortization of patent	5,347	3,002
Amortization of GE trademark license	2,441,471	2,434,783
Change in fair value of derivative liabilities	19,416,295	(213,921)
Derivative expense	—	568,751
Loss (Gain) on debt forgiveness	(209,604)	23,451
Common stock transferred from existing stockholders for services rendered	—	—
Stock issued for services - related party	—	76,312
Stock options issued for services - related parties	173,688	—
Change in operating assets and liabilities:
Accounts receivable	(234,309)	—
Prepaid expenses	(6,126)	10,359
Inventory	(263,871)	—
Deferred royalty	—	(12,000,000)
Royalty payable	(204,147)	12,000,000
Other	(32,822)	12,908
Accounts payable & accrued expenses	(233,944)	910,641
Net cash used in operating activities	(3,767,470)	(1,800,229)

Cash flows from investing activities:
Purchase of property & equipment	(17,376)	(143,816)
Payment of patent costs	(42,102)	(24,724)
Net cash used in investing activities	(59,478)	(168,540)

Cash flows from financing activities:
Direct issue costs paid	—	(69,600)
Proceeds from issuance of convertible notes	—	2,270,100
Proceeds from note payable	—	—
Proceeds from note payable - related party	—	—
Stock issued in exchange for interest	429,646	—
Repayments of note payable	(103,351)	(98,108)
Repayments of note payable - related party	—	(26,108)
Proceeds from the exercise of options	—	—
Proceeds from issuance of stock	2,710,032	1,000
Net cash provided by financing activities	3,036,327	2,077,284

Table of Contents	F-7	\

(Decrease) Increase cash and cash equivalents	(790,621)	108,515
Cash and cash equivalents at beginning of period	1,241,489	1,132,974
Cash and cash equivalents at end of period	$450,868	$1,241,489

Supplementary disclosure of non-cash financing activities:
Debt discount recorded on convertible debt accounted for as a derivative liability	$—	$2,249,459
Reclassification of derivative liability to additional paid-in-capital	$189,613	$214,769
Gain on debt extinguishment	$209,604	$—

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$563,637	$41,487

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	F-8	\

Note 1 Organization and Nature of Operations

Safety Quick Lighting & Fans Corp., a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC“”. The Company was converted to corporation on November 6, 2012. The Company holds a number of worldwide patents, and has received a variety of final electrical code approvals, including UL-Listing and CSA approval (for the United States and Canadian Markets), and CE (for the European market). The Company maintains an office in Foshan, Peoples Republic of China with five staff consisting of four engineers and/or quality control inspectors/engineers.

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

The Company markets consumer friendly, energy saving “plug-in” ceiling fans and light fixtures under the General Electric (“GE”) brand as well as “conventional” ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting & Fans LLC (the “Subsidiary”). The Subsidiary was formed in Florida on April 27, 2011, and is in the business of manufacturing the patented device that the Company owns. The Subsidiary had no activity during the periods presented.

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

Table of Contents	F-9	\

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

Non-Controlling Interest

In May 2012, in connection with the sale of the Company’s membership units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these membership units in June 2013, increasing the ownership percentage from 94.35% back to 98.8%. During 2014, there was no activity in the Subsidiary. Its pro rata share of the Company’s 2014 and 2015 loss from operations is recognized in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $450,868 and $1,241,487 in money market as of December 31, 2015 and December 31, 2014, respectively.

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

The Company’s net balance of accounts receivable for three-months ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Accounts Receivable	$234,309	$—
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$234,309	$—

The Company had no sales in 2014. All amounts are deemed collectible at December 31, 2015, and the Company has not incurred any bad debt expense.

Table of Contents	F-10	\

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At December 31, 2015 and December 31, 2014, the Company had $223,666 and $0 in inventory, respectively. The Company maintains an allowance based on specific inventory items which have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2015, the Company has determined that no allowance is required.

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

Table of Contents	F-11	\

GE Trademark Licensing Agreement

The Company entered into a Trademark License Agreement with General Electric “”on June, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric (the “GE Trademark License”). As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum trademark licensing fee (the “Royalty Obligation”) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in November 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60 months.

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

Table of Contents	F-12	\

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement memorandum (based on sales to third parties), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

Table of Contents	F-13	\

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	F-14	\

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Table of Contents	F-15	\

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

Revenue Recognition

The Company derives revenues from the sale of GE branded fans and lighting fixtures to large retailers through retail and on-line sales.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the nine-months ended December 31, 2015 and 2014, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

Table of Contents	F-16	\

The Company has the following common stock equivalents at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Convertible Debt (Exercise price - $0.25/share)	18,056,932	18,056,932
Stock Warrants (Exercise price - $0.001 - $0.375/share)	9,062,234	9,728,984
Stock Options (Exercise price - $0.375/share)	200,000	200,000
Unvested Restricted Stock- Chief Executive Officer	—	750,000
Total	27,319,166	28,735,916

Income Tax Provision

The financial statements reflect the Company’s transactions without adjustment, if any, required for income tax purposes. The net loss generated by the Company for the period January 1, 2012 to November 6, 2012 has been excluded from the computation of income taxes due to the company’s tax designation as an LLC during that period.

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

Table of Contents	F-17	\

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a). the nature of the relationship(s) involved; (b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Table of Contents	F-18	\

Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In September 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will be examined for the year ended December 31, 2016, and if applicable at that time, will require management to make the appropriate disclosures.

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

Note 3 Furniture and Equipment

Property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Office Equipment	$136,611	$120,759
Furniture and Fixtures	30,561	29,071
Total	167,172	149,830
Less: Accumulated Depreciation	(39,651)	(17,221)
Property and Equipment - net	$127,521	$132,609

Table of Contents	F-19	\

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Patents	$103,792	$61,690
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(20,618)	(15,271)
Patents - net	$83,174	$46,419

At December 31, 2015, future amortization of intangible assets was as follows:

Year Ending December 31
2016	$6,889
2017	6,919
2018	6,919
2019	6,919
2020	6,938
2021 and Thereafter	48,590
$83,174

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the trademarking of its products. The License Agreement is amortized through its expiration in November 2018.

	December 31, 2015	December 31, 2014
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(4,876,254)	(2,434,783)
Patents – net	$7,123,746	$9,565,217

At December 31, 2015, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2016	$2,448,161
2017	2,441,472
2018	2,234,113
$7,123,746

Note 6 Note Payable to Bank

At December 31, 2015 and December 31, 2014 the Company had a note payable to a bank in the amount of $301,744 and $405,095, respectively. The note, dated May 2007, is due in monthly payments of $10,000 and carries interest at 4.75%. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company, and is due August 2018.

Table of Contents	F-20	\

Principal payments due under the terms of this note are as follows:

Principal Due in Next 12 months
2015	$107,556
2016	113,225
2017	68,572
2018	12,391
$301,744

Note 7 Convertible Debt - Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Notes 8 and 13 (B).

	Third Party	Related Party	Totals
Balance as of December 31, 2013	$361,245	$50,000	$411,245
Proceeds	2,270,100	—	2,270,100
Repayments	—	—	—
Less: gross debt discount recorded	(2,203,354)	(46,105)	(2,249,459)
Add: Amortization of Debt Discount	1,484,004	23,104	1,507,108
Balance as of December 31, 2014	1,911,995	26,999	1,938,994
Add: Amortization of Debt Discount	2,077,955	23,001	2,100,956
Balance as of December 31, 2015	3,989,950	50,000	4,039,950
Less Current portion	(3,989,950)	(50,000)	(4,039,950)
Long-Term Convertible Debt	$—	$—	$—

In connection with the May 8, 2014 and June 25, 2014 closings of the Notes Offering (defined below), the Company issued 5,390,100 detachable warrants. The notes and warrants were treated as derivative liabilities.

On November 26, 2013, May 8, 2014 and June 25, 2014 the Company completed closings in connection with its offering (the “Notes Offering”) of its 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or its 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $4,270,100 was outstanding as of December 31, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one year anniversary, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2% for each 30 day period until cured. The principal balance of each Note and all unpaid interest became or will become due and payable twenty-four (24) months after the date of issuance. The Notes may be prepaid with or without a penalty depending on the date of the prepayment. The principal and interest under the Notes are convertible into shares of the Company’s common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on the Company’s intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and June 25, 2014, as applicable, by and between the Company and each Investor.

Table of Contents	F-21	\

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

In connection with the Notes Offering, the Company entered into Registration Rights Agreements, each dated as of November 26, 2013, May 8, 2014 and June 25, 2014, and each by and between the Company and each of the Investors (collectively, the “Registration Rights Agreements”), whereby the Company agreed to prepare and file a registration statement with the SEC within sixty (60) days after execution of the applicable Registration Rights Agreement and to have the registration statement declared effective by the SEC within ninety (90) days thereafter.

Because the Company was unable to file a registration statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, the Company was in default under such Registration Rights Agreements (the “Filing Default Damages”). Pursuant to the Registration Rights Agreement, the Filing Default Damages mandate that the Company shall pay to the Investors, for each thirty (30) day period of such failure and until the filing date of the registration statement and/or the common stock may be sold pursuant to Rule 144, an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% percent of the aggregate gross proceeds paid by the Investors for the Notes. If the Company fails to pay any partial liquidated damages in full within five (5) days of the date payable, which is the Note maturity date, the Company shall pay interest thereon at a rate of 18% per annum until such amounts, plus all such interest thereon, are paid in full.

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

Table of Contents	F-22	\

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

In connection with the Agreement and Waiver and Agreement to Convert, the Company issued 1,718,585 shares of its common stock representing $429,646 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages during the year ended December 31, 2015. The total accrued unpaid Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages as of December 31, 2015 amounted to $410,633.

During 2015, five Investors requested that the Company withhold payments of interest due under their Notes and allow the interest to accumulate without penalty, so that such Investors could convert said interest upon maturity of their Note.

In November 2015, the Company invited the 2013 Investors, with respect to outstanding principal and interest due under their respective Notes, to (i) receive payment in cash, (ii) convert their Notes into shares of the Company’s common stock, or (iii) forbear an election for three months, or until February 26, 2016, pursuant to a forbearance agreement, during such time interest under their respective Notes would continue to accrue. The November 2013 Investors all elected to forbear making an election.

(B) Terms of Debt

The debt carries interest between 12% and 15%, and was or is due in November 2015 (as extended to May 2016 pursuant to certain forbearance agreements), May 2016 and June 2016.

All Notes and Warrants issued in connection with the Notes Offering are convertible at $0.25 and $0.375/share, respectively, subject to the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

(C) Future Commitments

At December 31, 2015, the Company has outstanding convertible debt of $3,989,950, which is payable within the next twelve months.

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Table of Contents	F-23	\

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as December 31, 2015:

	December 31, 2015	12/31/2014 (Restated
Fair value at the commitment date - convertible debt	$4,892,234	$4,892,234
Fair value at the commitment date - warrants	677,214	677,214
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(404,382)	(214,769)
Extinguishment of Derivative Liability - Conversion of Interest to Shares	(209,604)	—
Fair value mark to market adjustment - stock options	108,548	(25,614)
Fair value mark to market adjustment - convertible debt	18,172,030	(174,606)
Fair value mark to market adjustment - warrants	432,770	(13,701)
Totals	$23,668,810	$5,140,758

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2 - 5 years	0.00 – 3.48 years
Risk free interest rate	0.29% - 1.68%	0.49% - 1.76%

Note 9 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

The Company recorded a derivative expense of $0 and $568,485 for years ended December 31, 2015 and 2014, respectively.

Accumulated amortization of derivative discount amounted to $4,153,611 as of December 31, 2015 and $2,575,239 for the year ended December 31, 2014.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of ($19,416,295) and $213,923 for the years ended December 31, 2015 and 2014, respectively.

Note 10 Debt Issue Costs

Balance- December 31, 2013	$247,197
Additions	69,600
Amortization	(154,851)
Balance- December 31, 2014	161,946
Amortization	(147,341)
Balance- December 31, 2015	$14,605

The Company recorded amortization expense of $147,341 and $103,388 for the years ended December 31, 2015 and December 31, 2014, respectively. Accumulated amortization of debt issuance costs amounted to $302,192 and $154,851 at December 31, 2015 and December 31, 2014 respectively.

Remaining in the following years ended December 31,
2016	$14,605

Table of Contents	F-24	\

Note 11 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is non-transferable and cannot be sub-licensed. Various termination clauses are applicable, however, none were applicable as of December 31, 2015 and December 31, 2014.

In August 2014, the Company entered into a second amendment to the License Agreement pertaining to its royalty obligations. Under the terms of the amendment, the Company agreed to pay a total of $12,000,000 by November 2018 for the rights assigned in the original contract. In case the Company does not pay GE a total of at least $12,000,000 in cumulative royalties over the term of the License Agreement, the difference between $12,000,000 and the amount of royalties actually paid to GE is owed in December 2018.

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $204,146 and $0, for the years ended December 31, 2015 and December 31, 2014, respectively.

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

Note 12 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2015, the Company has a net operating loss carry-forward of approximately $11,280,000 available to offset future taxable income expiring through 2035. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2015.

Table of Contents	F-25	\

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2015 and December 31, 2014 are approximately as follows:

	December 31, 2015	12/31/2014 (Restated)
Net operating loss carryforward	$8,718,000	$4,060,000
Gross Deferred Tax Assets	(2,906,000)	(1,354,000)
Less Valuation Allowance	2,906,000	1,354,000
Total Deferred Tax Assets – Net	$—	$—

There was no income tax expense for the years ended December 31, 2015 and 2014 due to the Company’s net losses

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2015 and December 31, 2014 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 6% for Georgia State Corporate Taxes, the blended rate used was 37.96%), are approximately as follows:

	December 31, 2015	12/31/2014 Restated
Computed “expected” tax expense (benefit) – Federal	$(9,115,000)	$(2,480,000)
Computed “expected” tax expense (benefit) - State	(1,616,000)	(438,000)
Derivative expense	7,370,000	135,000
Share based payments	66,000	77,300
Amortization of patent	2,000	1,000
Amortization of debt issue costs	56,000	54,000
Amortization of debt discount	798,000	572,000
Amortization of GE Trademark License	927,000	924,000
Change in valuation allowance	1,552,000	1,155,700

	$—	$—

Note 13 Stockholders Deficit

(A) Common Stock

Table of Contents	F-26	\

For the years ended December 31, 2015 and December, 31 2014, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
2014 Equity Transactions

Common stock issued in exercise of warrants	(1)	1,000,000	$1,000	$0.001

Common stock issued per mutual release and waiver	(2)	250,000	62,500	0.25
December 31, 2014		1,250,000	63,500	$.001-0.25
2015 Equity Transactions

Common stock issued per Waiver and Conversion Agreement	(3)	1,718,585	429,646	0.25

Common stock issued per Employment Agreement of CEO - 500,000 to be issued	(4)	750,000	173,688	0.25

Common stock issued per Stock Rights Offering	(5)	3,782,666	2,210,032	0.60

Common stock issued per Stock Rights Offering - to be issued	(6)	500,000	500,000	1.00
December 31 2015		6,751,251	$3,313,336	$0.25-1.00

The following is a more detailed description of the Company’s stock issuance from the table above:

(1) Warrants Exercised for Cash

In connection with a warrant exercise, a third party paid cash to obtain these shares.

(2) Services Rendered - Related Party

The Company’s former Chief Executive Officer received 1,250,000 restricted unvested shares in association with an employment contract. These restricted shares were to vest as follows: 500,000 on November 15, 2013 with the remaining 750,000 shares to vest evenly (250,000 shares each vesting period) on December 31, 2014, 2015 and 2016. The shares were valued based on a third party cash offering of convertible debt containing an exercise price of $0.25/share. In November 2014, the agreement was terminated and the Company entered into a new Agreement and Mutual Release with that former CEO. As of that date (November 2014), 500,000 of the aforementioned 1,250,000 shares were fully vested. In accordance with the new Agreement and Mutual Release, the Company issued 250,000 shares that vested on December 31, 2014 and the executive retained the 500,000 shares of the previous granted (fully vested) shares. The remaining 500,000 unvested shares were forfeited.

(3) Agreement and Waiver and Agreement to Convert

The Company issued 1,718,585 shares at $0.25 per share, representing $429,646 in penalties and interest, in connection with the Agreement and Waiver and the Agreement to Convert. For a complete description of the Agreement and Waiver and the Agreement to Convert, see Note 7 above.

Table of Contents	F-27	\

(4) Shares Issued to Chief Executive Officer

In November 2014, the Company entered into an Employment Agreement with its current Chief Executive Officer, which provided for stock-based compensation equal to 750,000 of restricted shares, of which 250,000 shares vested in May 2015 and 500,000 shares vested in December 2015. These shares were issued at $0.25 per share and were issued subsequent to December 31, 2015.

(5) Shares Issued in Connection with Stock Offering

In May 2015, the Company offered to existing shareholders a maximum of 6,666,667 shares of common stock at an issuance cost of $0.60 per share for a total of $4,000,000 (the “May Stock Offering”). The May Stock Offering concluded on November 15, 2015 the Company will issue 3,782,666 shares in connection with three closings.

 (6) Shares Issued in Connection with Stock Offering

In November 2015, the Company offered to new and existing shareholders a maximum of 2,000,000 shares of common stock at an issuance cost of $1 per share for a total of $2,000,000 (the “November Stock Offering”). Through December 31, 2015, the Company issued 500,000 shares in connection with the first closing of the November Stock Offering.

(B) Additional Paid in Capital and Other Equity Transactions

The following transactions occurred during the period:

(1) Derivative Liability

Reclassification of derivative liability associated with warrants of $0 and $214,769 for the years ended December 31, 2015 and December 31, 2014, respectively.

(2) Services Rendered – Related Parties

Common stock issued for services – related party of $76,312 for the year ended December 31, 2014.

(C) Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance - December 31, 2013 - outstanding	300,000	0.375	4.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	(100,000)	—	—	—
Balance- December 31, 2014	200,000	0.375	3.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- December 31, 2015	200,000	0.375	2.67	—

Table of Contents	F-28	\

Of the total options granted, 100,000 were cancelled in February 2014 upon the resignation of a Board member.

(D) Stock Warrants

All warrants issued during the year ended December 31, 2014 were accounted for as derivative liabilities, as the warrants contained a ratchet feature. See Note 8. No warrants were issued during the year ended December 31, 2015.

As part of the Notes Offering, during 2014, the Company issued 5,390,100 warrants with an exercise price of $0.375 per share. The warrants expire 5 years from issuance on various dates during 2019. Of the total warrants granted, 4,740,100 were granted to third parties, while 650,000 were granted to related parties, consisting of the Company’s former Chief Executive Officer.

The Black-Scholes assumptions used in the computation of derivative expense for year ended December 31, 2015 is as follows:

Exercise price	$0.375
Expected dividends	0%
Expected volatility	150%
Risk free interest rate	1.76%
Expected term	5 years

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2013	4,338,884	0.242	4.9
Granted	5,390,100	0.375	5
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2014	9,728,984	0.375	4.4
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2014	9,728,984	0.375	3.9
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2015	9,728,984	0.375	3.2

During 2014, the Company received $1,000 in connection with the exercise of a warrant to purchase 1,000,000 shares of the Company’s common stock. The warrants had been assigned to the exercising investor from another investor, who originally held warrants exercisable into 2,400,000 shares of the Company’s common stock, and had exercised the warrants into 1,400,000 shares of the Company’s common stock during 2013. There is was no additional compensation expense recorded on this transaction.

Table of Contents	F-29	\

D) 2015 Stock Incentive Plan

On April 27, 2015, the Board approved the Company’s 2015 Stock Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Board has the sole authority to implement, interpret, and/or administer the Incentive Plan unless the Board delegates (i) all or any portion of its authority to implement, interpret, and/or administer the Incentive Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the Incentive Plan to an officer of the Company. The Incentive Plan relates to the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the Incentive Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the Incentive Plan will be nonqualified options not intended to qualify as Incentive Stock Options ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options described.

The Incentive Plan further provides that awards granted under the Incentive Plan cannot be exercised until a majority of the Company’s shareholders have approved the Incentive Plan. As of March 25, 2016, a majority of the Company’s shareholders had not yet approved the Incentive Plan,

On November 15, 2015, the Board authorized the Company to grant certain securities under the Incentive Plan, in the aggregate amount of up to 3,810,000 options to purchase shares of our common stock, vesting in part immediately and entirely over the next two years, and up to 75,000 shares of our common stock, vesting immediately. As of December 31, 2015, the Company had not yet entered into award agreements with the grantees, or issued shares of common stock or options to purchase shares of common stock under the Incentive Plan.

The full terms of the Company’s Incentive Plan are described in Part II, Item 5 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

Note 14 Commitments

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

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2016	109,720	86,688	23,032
2017	46,568	22,263	24,305
2018	25,154	—	25,154
2019	8,615	—	8,615
Total	$190,057	$108,951	$81,106

Table of Contents	F-30	\

(B) Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares to him, vesting as follows: 250,000 after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (0.5%) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to one half of one percent (0.5%) of annual sales up to $20 million and one quarter of one percent (0.25%) for annual sales $20 million and 3% of annual net income. For the year ended December 31, 2015, the Company paid $14,376.19 under this agreement in cash compensation, and no options have been issued.

In November 2014, the agreement with the former CEO was terminated by mutual agreement upon the Company’s execution of an Agreement and Mutual Release and Waiver with the former CEO. The agreement allowed for immediate vesting of 750,000 shares of the original 1,250,000 unvested shares previously granted to the former CEO. In addition, the Company agreed to pay the executive one half of one percent (0.5%) of sales associated with one selected customer, occurring for up to 36 months. For the year ended December 31, 2015, the Company paid $3,324.52 under this agreement in cash compensation.

(C) Consulting Agreement

The Company has a 3 year consulting agreement with a director which expires in November 2016, and carries an annual payment of $150,000 cash, stock or 5 year options equal to one half of one percent (0.5%) of the Company’s annual net sales. For the year ended December 31, 2015, the Company paid $14,376.19 under this agreement in cash compensation, and no stock has been issued.

Note 15 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $(26,930,416) and net cash used in operations of $(3,767,470) for the year ended December 31, 2015; and a working capital deficit and stockholders’ deficit of $(32,754,171) at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including convertible debt and/or other term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Table of Contents	F-31	\

Note 16 Restatement of Financial Statements

In 2015, the Company identified certain errors in calculating derivative liabilities and common stock as of December 31, 2014. The Company determined that it had not properly recorded the derivative liability associated with the accrued interest and penalties included with the Notes issued in the November 26, 2013, May 8, 2014 and June 25, 2014 closings of the Notes Offering. As a result, the penalty and interest will be calculated and accounted for as a derivative liability. Accordingly, derivative liabilities as of December 31, 2014 and changes in derivative liabilities for the year of 2014 were understated in the amount of $488,996.

Additionally, the Company restated the shares issued at zero par to common stock and common stock to be issued by adjusting additional paid in capital, where these amounts were posted in 2014, resulting in a change to the additional paid in capital of $76,312; common stock of $62,500 and common stock to be issued of $13,812.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2014	Original	Adjustment	Restated
Derivative liabilities	$4,651,762	488,996	$5,140,758
Common Stock	$127,400	62,500	$189.900
Common Stock to be issued	$0	13,812	$13,812
Additional paid in capital	$6,359,127	(76,312)	$6,282,814
Accumulated deficit	$(15,324,264)	(488,996)	$(15,813,260)

Note 17 Subsequent Events

On February 19, 2016, the Company completed a second closing of the November Stock Offering representing aggregate gross proceeds to the Company of $300,000, and thereafter issued 300,000 shares of its common stock.

In connection with the Agreement and Waiver and Agreement to Convert, the Company issued an additional 624,606 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $156,152.

In February 2016, the Company invited the November 2013 Investors to extend their forbearance period to make an election to convert or redeem their Notes for an additional three months, or until March 26, 2016, under the same terms as the November 2015 forbearance agreements. All but three of the November 2013 Investors elected to forbear an election for the additional period.

In February 2016, the Company issued 165,486 shares of its common stock upon full conversion of a Note by a 2013 Investor. In total, $229,998 was paid to Investors in February 2016 in cash or shares of common stock.

As of March 25, 2016, the Company has entered into Option Award Agreements with two grantees, pursuant to awards granted on November 15, 2015 under the Incentive Plan, consisting of up to 650,000 options to purchase shares of the Company’s common stock, of which options to purchase up to 450,000 shares of common stock vest immediately, and options to purchase up to 200,000 shares of common stock will vest on November 15, 2016. Also as of March 25, 2016, the Company has entered into Stock Award Agreements with two grantees to issued 75,000 shares of its common stock, vesting immediately. The exercise of such awards is contingent upon attainment of majority shareholder approval of the Incentive Plan. F-??

Table of Contents	F-32	\