Form 10-Q
period 2016-03-31
Safety Quick Lighting & Fans Corp.
filed 2016-05-16
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2016, the issuer had 45,653,343 shares of common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “Safety Quick Lighting & Fans Corp.”

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$12,502	$450,868
Accounts receivable	994,822	234,309
Inventory	199,486	263,871
Prepaid expenses	43,810	35,770
Other current assets	210	210
Total current assets	1,250,830	985,028

Furniture and Equipment - net	129,428	127,521

Other assets:
Patent - net	87,992	83,174
Debt issue costs - net	6,036	14,605
GE trademark license - net	6,515,050	7,123,746
Other assets	65,714	65,714
Total other assets	6,674,792	7,287,239

Total assets	$8,055,050	$8,399,788

Liabilities and Stockholders (Deficit)
Current liabilities:
Accounts payable & accrued expenses	$1,242,051	$807,798
Convertible debt - net of debt discount $197,331 and $474,283 at	3,926,902	3,989,950
March 31, 2016 and December 31, 2015 respectively
Convertible debt - related parties - net of debt discount $-0- and	50,000	50,000
$-0- at March 31, 2016 and December 31, 2015 respectively
Notes payable - current portion	109,252	107,944
Advance from related party	500,000	—
Derivative liabilities	22,160,974	24,157,838
Other current liabilities	43,718	46,010
Total current liabilities	28,032,897	29,159,540

Long term liabilities:
Convertible debt	—	—
Notes payable	165,420	193,800
GE royalty obligation	11,679,557	11,795,855
Total long term liabilities	11,844,977	11,989,655

Total liabilities	39,877,874	41,149,195

Table of Contents	1

Stockholders' deficit:
Common stock: $0 par value, 500,000,000 shares authorized;
43,653,343 and 41,501,251 shares issued and outstanding
at March 31, 2016 and December 31, 2015 respectively	4,056,601	2,892,078
Common stock to be issued	—	625,000
Additional paid-in capital	6,472,427	6,472,427
Accumulated deficit	(42,316,410)	(42,703,470)
Total Stockholders' deficit	(31,787,382)	(32,713,965)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(31,822,824)	(32,749,407)

Total liabilities and stockholders' deficit	$8,055,050	$8,399,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Operations
Three Months Ended March 31, 2016
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Sales	$1,748,061	$1,419,217

Cost of sales	(1,564,045)	(1,239,728)

Gross profit	184,016	179,489

General and administrative expenses	(1,427,779)	(1,247,373)

Loss from operations	(1,243,763)	(1,067,884)

Other income (expense)
Interest expense	(366,040)	(748,522)
Change in fair value of embedded derivative liabilities	1,996,863	462,174
Total other income (expense) - net	1,630,823	(286,348)

Net income (loss) including noncontrolling interest	387,060	(1,354,232)
Less: net loss attributable to noncontrolling interest	—	(2)
Net income (loss) attributable to Safety Quick Lighting & Fans Corp.	$387,060	$(1,354,230)

Net income (loss) per share - basic and diluted	$0.01	$(0.04)

Weighted average number of common shares outstanding during the year
basic and diluted	35,946,332	33,887,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

Safety Quick Lighting & Fans Corp. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income loss attributable to Safety Quick Lighting & Fans Corp.	$387,060	$(1,354,230)
Net income loss attributable to noncontrolling interest	—	(2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,413	5,404
Amortization of debt issue costs	8,569	38,612
Amortization of debt discount	276,951	536,402
Amortization of patent	1,777	1,015
Amortization of GE trademark license	608,696	602,006
Change in fair value of derivative liabilities	(1,996,863)	(462,174)
Stock options issued for services - related parties	42,000	—
Change in operating assets and liabilities:
Accounts receivable	(760,513)	(1,419,217)
Prepaid expenses	(8,041)	13,729
Inventory	64,385	—
Royalty payable	(116,298)	(75,130)
Other	(2,292)	(5,334)
Accounts payable & accrued expenses	434,255	694,943
Net cash used in operating activities	(1,053,901)	(1,423,976)

Cash flows from investing activities:
Purchase of property & equipment	(8,320)	(1,490)
Payment of patent costs	(6,595)	(5,956)
Net cash used in investing activities	(14,915)	(7,446)

Cash flows from financing activities:
Repayments of convertible notes	(340,000)	—
Proceeds from related party advance	500,000	—
Stock issued in exchange for interest	157,523	400,311
Stock issued in exchange for principal	40,000	—
Repayments of note payable	(27,073)	(25,682)
Proceeds from issuance of stock	300,000	—
Net cash provided by financing activities	630,450	374,629

(Decrease) cash and cash equivalents	(438,366)	(1,056,793)
Cash and cash equivalents at beginning of period	450,868	1,241,487
Cash and cash equivalents at end of period	$12,502	$184,694

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$121,232	$4,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	4

Note 1 Organization and Nature of Operations

Safety Quick Lighting & Fans Corp., a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC“”. The Company was converted to corporation on November 6, 2012. The Company holds a number of worldwide patents, and has received a variety of final electrical code approvals, including ULListing and CSA approval (for the United States and Canadian Markets), and CE (for the European market). The Company maintains an office in Foshan, Peoples Republic of China with five staff consisting of four engineers and/or quality control inspectors/engineers.

The Company is engaged in the business of developing proprietary technology that enables a quick and safe installation of electrical fixtures, such as light fixtures and ceiling fans, by the use of a power plug installed in ceiling and wall electrical junction boxes. The Company’s main technology consists of a weight bearing, fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a nonconductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior.

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

Table of Contents	5

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $12,502 and $450,868 in money market as of March 31, 2016 and December 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

The Company’s net balance of accounts receivable for three months ended March 31, 2016 and for the year ended December 31, 2015:

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

Accounts Receivable	$994,822	$234,309
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$994,822	$234,309

All amounts are deemed collectible at March 31, 2016 and December 31, 2015 and accordingly, the Company has not incurred any bad debt expense at March 31, 2016 and March 31, 2015.

Table of Contents	6

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At March 31, 2016 and December 31, 2015, the Company had $199,486 and $263,871 in inventory, respectively. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2016 and December 31, 2015, the Company has determined that no allowance is required.

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

GE Trademark Licensing Agreement

The Company entered into a Trademark License Agreement with General Electric on June, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric (the “GE Trademark License”). As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum trademark licensing fee (the “Royalty Obligation”) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in November 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60 months.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

For option based simple derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Stock Based Compensation – Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

Table of Contents	9

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index thati t has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share based payments is recorded in general and administrative expense in the statements of operations.

Stock Based Compensation – Non Employees

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatilityc alculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra equity by the grantor of the equity instruments.

Table of Contents	11

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

Revenue Recognition

The Company derives revenues from the sale of GE branded fans and lighting fixtures to large retailers through retail and online sales.

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

Product sold is typically shipped directly to the customer from the third party manufacturer; costs associated with shipping and handling is shown as a component of cost of sales.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three months ended March 31, 2016 and 2015, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
Convertible Debt (Exercise price $0.25/share)	16,696,935	18,056,935
Stock Warrants (Exercise price $0.001 $0.375/share)	9,728,984	9,728,984
Stock Options (Exercise price $0.375- $1.80/share)	200,000	200,000
Total	26,625,919	27,985,919

Table of Contents	12

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) Affiliates of the Company; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; (d) Principal owners of the Company; (e) Management of the Company; (f) Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a). the nature of the relationship(s) involved; (b). a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Table of Contents	13

Recently Issued Accounting Pronouncements

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 201511, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies guidance on the subsequent measurement of inventory. ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last-in, firstout or the retail inventory method. ASU 2015-11 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 2015-11 and is currently evaluating ASU 2015-11 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 3 Furniture and Equipment

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

Office Equipment	$144,931	$136,611
Furniture and Fixtures	30,561	30,561
Total	175,492	167,172
Less: Accumulated Depreciation	(46,064)	(39,651)
Property and Equipment - net	$129,428	$127,521

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at March 31, 2016 and December 31, 2015:

Table of Contents	14

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

Patents	$110,387	$103,792
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(22,395)	(20,618)
Patents - net	$87,992	$83,174

Amortization expense associated with patents amounted to $1,777 for the three months ended March 31, 2016 and $1,015 for the three months ended March 31, 2015.

At March 31, 2016, future amortization of intangible assets was as follows:

Year Ending December 31
2016	$5,496
2017	7,359
2018	7,359
2019	7,359
2020	7,359
2021 and Thereafter	53,040
$87,992

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the trademarking of its products. The License Agreement is amortized through its expiration in November 2018.

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(5,484,950)	(4,876,254)
Patents – net	$6,515,050	$7,123,746

Amortization expense associated with the GE Trademark Licenses amounted to $608,896 and $602,006 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2016	$1,839,465
2017	2,441,472
2018	2,234,113
$6,515,050

Table of Contents	15

Note 6 Note Payable to Bank

At March 31, 2016 and December 31, 2015 the Company had a note payable to a bank in the amount of $274,672 and $301,744, respectively. The note, dated May 2007, is due in monthly payments of $10,000 and carries interest at 4.75%. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company, and is due August 2018.

Principal payments due under the terms of this note are as follows:

Principal Due in Next 12 months
2016	$109,252
2017	114,555
2018	39,410
2019	11,455
$274,672

Note 7 Convertible Debt - Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

	Third Party	Related Party	Totals
Balance December 31, 2014	$1,911,995	$26,999	$1,938,994
Add: Amortization of Debt Discount	2,077,955	23,001	2,100,956
Balance December 31, 2015	3,989,950	50,000	4,039,950
Add: Amortization of Debt Discount	276,952	—	276,952
Less Repayments	(340,000)	—	(340,000)
Balance March 31, 2016 (unaudited)	3,926,902	50,000	3,976,902
Less Current portion	(3,926,902)	(50,000)	(3,976,902)
Long-Term Convertible Debt	$—	$—	$—

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

Table of Contents	16

Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase the Company’s common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). Investors of the 12% Notes received Warrants with 25% coverage based on a pre-determined valuation of the Company. Investors of the 15% Notes received Warrants with 15% coverage based on the pre-determined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Warrants with a bonus 40% coverage (“Bonus Coverage”); however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Warrants may be exercised by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant.

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

Table of Contents	17

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

In February 2016, the Company issued an additional 624,606 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $156,152. Through March 31, 2016, the Company has issued in total 2,343,191 shares of its common stock representing $585,798 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages in connection with the Agreement and Waiver and Agreement to Convert.

During 2015, five Investors requested that the Company withhold payments of interest due under their Notes and allow the interest to accumulate without penalty, so that such Investors could convert said interest upon maturity of their Note.

In November 2015, the Company invited the 2013 Investors, with respect to outstanding principal and interest due under their respective Notes, to (i) receive payment in cash, (ii) convert their Notes into shares of the Company’s common stock, or (iii) forbear an election for three months, or until February 26, 2016, pursuant to a forbearance agreement, during such time interest under their respective Notes would continue to accrue. In February 2016, the Company invited the November 2013 Investors to extend their forbearance period to make an election to convert or redeem their Notes for an additional three months, or until May 26, 2016, under the same terms as the first forbearance agreements. All but five of the November 2013 Investors elected to forbear for the additional period.

In February 2016, the Company issued 165,486 shares of its common stock upon full conversion of a Note by a 2013 Investor. In total, $229,998 was paid to Investors in February 2016 in cash or shares of common stock. Also in February 2016, the Company paid $250,000 in principal of Notes, plus unpaid interest.

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

(C) Future Commitments

At March 31, 2016, the Company has outstanding convertible debt of $3,926,902, which is payable within the next twelve months.

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

Table of Contents	18

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as March 31, 2016:

	March 31, 2016 Unaudited	December 31, 2015 (Audited)
Fair value at the commitment date - convertible debt	$4,892,234	$4,892,234
Fair value at the commitment date - warrants	677,214	677,214
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(404,382)	(404,382)
Extinguishment of Derivative Liability - Conversion of Interest to Shares	(209,604)	(209,604)
Fair value mark to market adjustment - stock options	105,624	108,548
Fair value mark to market adjustment - convertible debt	16,676,856	18,661,058
Fair value mark to market adjustment - warrants	423,032	432,770
Totals	$22,160,974	$24,157,838

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2 5 years	0.00 – 3.24 years
Risk free interest rate	0.29% 1.68%	0.21% 1.21% %

Note 9 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of derivative discount amounted to $4,205,443 as of March 31, 2016 and $4,153,611 for the year ended December 31, 2015.

The Company recorded a change in the value of embedded derivative liabilities income/ (expense) of ($1,996,863) and $462,174 for the three ended March 31, 2016 and 2015, respectively.

Note 10 Debt Issue Costs

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Debt Issuance Costs	$316,797	$316,797
Total	316,797	316,797
Less: Accumulated Amortization	(310,761)	(302,192)
Debt Issuance Costs- net	$6,036	$14,605

The Company recorded amortization expense of $8,569 and $38,612 for the three months ended March 31, 2016 and 2015, respectively.

Remaining in the following years ended December 31,
2016	$6,036

Table of Contents	19

Note 11 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is non-transferable and cannot be sub-licensed. Various termination clauses are applicable, however, none were applicable as of March 31, 2016 and December 31, 2015.

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

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $92,913 and $75,130, for the three months ended March 31, 2016 and 2015, respectively.

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

Note 12 Stockholders Deficit

(A) Common Stock

For the three months ended March 31, 2016 and year ended December, 31 2015, the Company issued the following common stock:

Table of Contents	20

Transaction Type		Quantity	Valuation	Range of Value per Share
2015 Equity Transactions

Common stock issued per Waiver and Conversion Agreement	(1)	$1,718,585	$429,646	$0.25

Common stock issued per Employment Agreement of CEO	(2)	750,000	173,688	0.25

Common stock issued per Stock Rights Offering	(3)	3,782,666	2,210,032	0.60

Common stock issued per Stock Rights Offering	(4)	500,000	500,000	1.00
December 31 2015		$6,751,251	$3,313,366	$0.25-1.00
2016 Equity Transactions

Common Stock issued Board of Directors Compensation	(5)	62,000	42,000	0.60-1.00

Common stock issued pursuant to the Notes or Agreements to Convert	(6)	790,092	197,523	0.25

Common Stock offering	(7)	300,000	300,000	1.00

March 31, 2016		$1,152,092	$539,523	$0.25-1.00

The following is a more detailed description of the Company’s stock issuance from the table above:

(1)	Agreement and Waiver and Agreement to Convert

The Company issued 1,718,585 shares at $0.25 per share, representing $429,646 in penalties and interest, in connection with the Agreement and Waiver and the Agreement to Convert. For a complete description of the Agreement and Waiver and the Agreement to Convert, see Note 7 above.

(2)	Shares Issued to Chief Executive Officer

In November 2014, the Company entered into an Employment Agreement with its current Chief Executive Officer, which provided for stock based compensation equal to 750,000 of restricted shares, of which 250,000 shares vested in May 2015 and 500,000 shares vested in December 2015. These shares were issued at $0.25 per share and were issued subsequent to December 31, 2015.

(3)	Shares Issued in Connection with Stock Offering

In May 2015, the Company offered to existing shareholders a maximum of 6,666,667 shares of common stock at an issuance cost of $0.60 per share for a total of $4,000,000 (the “May Stock Offering”). The May Stock Offering concluded on November 15, 2015 the Company will issue 3,782,666 shares in connection with three closings.

(4)	Shares Issued in Connection with Stock Offering

In November 2015, the Company offered to new and existing shareholders a maximum of 2,000,000 shares of common stock at an issuance cost of $1.00 per share for a total of $2,000,000 (the “November Stock Offering”). On December 24, 2015, the Company closed subscriptions for 500,000 shares of common stock pursuant to the November Stock Offering, and on January 4, 2016, the stock certificates representing those shares were issued.

Table of Contents	21

(5)	Shares Issued in Board of Directors Compensation

The Company added a new Director in November 2015. The Company issued the Director 50,000 shares of Common Stock at $.60 per share as compensation in February 2016. In addition, this Director agreed to serve as the Company’s Audit Committee Chair, and received 12,000 shares of Common Stock at $1.00 per share as compensation for these additional responsibilities.

(6)	Shares Issued in Connection with the Notes or Agreements to Convert

In connection with the Agreement and Waiver and Agreement to Convert, in February 2016, the Company issued an additional 624,606 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $156,152.

In February 2016, the Company issued 165,486 shares of its common stock upon full conversion of a Note by a 2013 Investor. In total, $229,998 was paid to Investors in February 2016 in cash or shares of common stock.

(7)	Shares Issued in Connection with Offering

On February 19, 2016, the Company completed a second closing of the November Stock Offering representing aggregate gross proceeds to the Company of $300,000, and thereafter issued 300,000 shares of its common stock.

(B) Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance- December 31, 2014	200,000	0.375	3.67	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- December 31, 2015	200,000	0.375	2.42	—
Exercised	—	—	—	—
Granted	1,150,000	0.835	1.30
Forfeited/Cancelled	—	—	—	—
Balance- March 31, 2016	1,350,000	0.835	1.30

During 2016 the Company issued 150,000 vested options at $0.60 to a member of the Board of Directors in connection with his appointment to the Board of Directors and to Chairman of its Audit Committee, which cannot be exercised until a majority of shareholders approve the Company’s 2015 Stock Incentive Plan.

During 2016, the Company issued 500,000 options to an employee, which cannot be exercised until a majority of shareholders approve the Company’s 2015 Stock Incentive Plan. The options vest as follows: 200,000 at $0.60 immediately, 150,000 options at $1.20 on November 15, 2016, and 150,000 options at $1.80 on November 15, 2017.

During 2016, the Company issued 500,000 options to an advisor, which cannot be exercised until a majority of shareholders approve the Company’s 2015 Stock Incentive Plan. The options vest as follows: 300,000 at $0.60 immediately and 200,000 options on November 15, 2016 at $0.60.

Table of Contents	22

(C) Stock Warrants

All warrants issued during the year ended December 31, 2014 were accounted for as derivative liabilities, as the warrants contained a ratchet feature. See Note 8. No warrants were issued subsequent to 2014.

As part of the Notes Offering, during 2014, the Company issued 5,390,100 warrants to purchase shares of the Company's common stock with an exercise price of $0.375 per share. The warrants expire 5 years from issuance on various dates during 2019. Of the total warrants to purchase shares of the Company's common stock granted, 4,740,100 were granted to third parties, while 650,000 were granted to related parties, consisting of the Company’s former Chief Executive Officer.

The Black-Scholes assumptions used in the computation of derivative expense for year ended December 31, 2015 is as follows:

Exercise price	$0.375
Expected dividends	0%
Expected volatility	150%
Risk free interest rate	1.76%
Expected term	5 years

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2014	9,728,984	0.375	3.9
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2015	9,728,984	0.375	3.2
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, March 31, 2016	9,728,984	0.375	2.7

(D) 2015 Stock Incentive Plan

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

The Incentive Plan further provides that awards granted under the Incentive Plan cannot be exercised until a majority of the Company’s shareholders have approved the Incentive Plan. As of March 31, 2016, a majority of the Company’s shareholders had not yet approved the Incentive Plan.

Table of Contents	23

The full terms of the Company’s Incentive Plan are described in Part II, Item 5 of the Company’s Annual Report on Form 10K for the period ended December 31, 2015.

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

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2016	$54,876	$43,398	11,478
2017	46,568	22,263	24,305
2018	25,154	—	25,154
2019	8,615	—	8,615

Total	$135,213	$65,661	$69,552

(B)  Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares to him, vesting as follows: 250,000 after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (0.5%) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to one half of one percent (0.5%) of annual sales up to $20 million and one quarter of one percent (0.25%) for annual sales $20 million and 3% of annual net income. For the three months ended March 31, 2016 and 2015, the Executive earned $8,740 and $7,096, respectively, under this agreement. No stock or options have been issued.

(C) Consulting Agreement

The Company has a 3 year consulting agreement with a director which expires in November 2016, and carries an annual payment of $150,000 cash, stock or 5 year options equal to one half of one percent (0.5%) of the Company’s annual net sales. For the three months ended March 31, 2016 and 2015, the Executive earned $8,740 and $7,096, respectively, under this agreement. No stock or options have been issued.

(D) Advance from Related Party

A shareholder of the Company provided a 120 day non-interest bearing advance of $500,000 during the three months ended March 31, 2016. The amount was to be repaid through subsequent equity offerings.

Table of Contents	24

Note 14 Going Concern

As reflected in the accompanying financial statements, the Company had net income of $387,060 and net cash used in operations of $(1,053,901) for the three months ended March 31, 2016; and a working capital deficit and stockholders’ deficit of $(31,787,382) at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 15 Subsequent Events

On  November  15,  2015,  the  Board  authorized  the  Company  to  grant  certain  securities  under  the  Incentive  Plan,  in  the aggregate  amount  of  up  to  3,810,000  options  to  purchase  shares  of  our  common  stock,  vesting  in  part  immediately  and entirely over the next two years, and up to 75,000 shares of our common stock, vesting immediately.  As of May 12, 2016, the Company has entered into option award agreements with three grantees, consisting of up to 1,150,000 options to purchase shares of our common stock, of which options to purchase up to 650,000 shares of common stock vest immediately, options to purchase up to 350,000 shares of common stock will vest on November 15, 2016 and options to purchase up to 150,000 shares of common stock will vest on November 15, 2017. Also as of May 12, 2016, the Company has entered into a stock award agreements to issue 25,000 shares of its common stock, vesting immediately, which remains outstanding. The exercise of such awards is contingent upon attainment of majority shareholder approval of the Incentive Plan.

On April 4, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold 2,000,000 shares of our common stock at a purchase price of $2.50 per share, along with a one-year common stock purchase warrant to purchase up to 1,666,667 shares of our common stock at an exercise price of $3.00 per share, resulting in aggregate gross proceeds to the Company of $5,000,000.

On May 10, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold 675,000 shares of its common stock at a purchase price of $2.60 per share, a three year warrant to purchase up to 1,350,000 shares of our common stock at an exercise price ranging between $3.00 and $3.50 per share (depending on the date of exercise), and a right to subsequently receive “volume warrants” to purchase up to 1,350,000 shares of its common stock at $3.00 per share the, which will become issuable upon (a) the Company meeting specified thresholds based on the Company generating earnings before interest, taxes, depreciation and amortization (EBITDA) ranging from $26.9 million to $76.9 million in a fiscal year during the warrant term, (b) completion of a private placement of a minimum of $15,000,000 at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000, or (c) the sale of at least fifty percent (50%) of its assets at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000.

In May 2016, the Company paid $500,000 in principal of Notes, plus unpaid interest.

Table of Contents	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained in Part I, Item 1 of this report.

Forward-Looking Statements

The information set forth in this Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Safety Quick Lighting & Fans Corp.’s revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation of electrical fixtures, such as light fixtures and ceiling fans, by the use of a weight bearing power plug installed in ceiling and wall electrical junction boxes. Our patented technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a nonconductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a nonconductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this prospectus.

We currently manufacture and sell ceiling fans and lighting fixtures branded with the General Electric Corporation (“General Electric” or “GE”) logo and manufactured under GE’s strict guidance, pursuant to a trademark license agreement between us and General Electric (the “License Agreement”). Our ceiling fans and lighting fixtures offer unique designs, and are manufactured with and without the SQL Technology.

Also in furtherance of our business model, the Company has actively developed trade distribution channels with key retailers, undergone a corporate restructuring, established and obtained authorizations for our third party manufacturers to produce the SQL Technology, and raised the necessary capital resources to fully implement our business model.

Table of Contents	26

Results of Operations – For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the three months ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Revenue	$1,748,061	$1,419,217	$328,844	23.2%

Cost of sales	(1,564,045)	(1,239,728)	(324,317)	26.2%

Gross income	184,016	179,489	4,527	2.5%

General and administrative expenses	(1,427,779)	(1,247,373)	180,406	14.5%

Loss from Operations	(1,243,763)	(1,067,884)	(175,879)	16.5%

Other Income / (Expense)	1,630,823	(286,348)	1,917,171	640.2%

Net Income (Loss)	$387,060	$(1,354,232)	$1,741,292	n/a

Net loss per share - basic and diluted	0.01	(0.14)	0.15	n/a

Revenue

We had recorded revenue of $1,748,061 for the three month period ended March 31, 2016, as compared to revenue of $1,419,217 for the three month period ended March 31, 2015. The increase in revenue is attributable to reorders from existing customers and orders from a new customer.

Cost of Sales

We had a cost of sales of $1,564,045 for the three month period ended March 31, 2016, as compared to costs of sales of $1,239,728 for the three month period ended March 31, 2015. The $324,317 increase is attributable to increased sales activity.

Gross Profit

We had gross profit of $184,016 or 10.5% of sales for the three month period ended March 31, 2016, as compared to gross profit of $179,489 or 12.6% of sales for the three month period ended March 31, 2015. The gross profit reflects the completion of initial orders received from customers for which gross margin tends to be lower than targeted due to the costs associated with gaining acceptance as a new vendor. The Company expects gross margins on follow-on orders to improve towards market levels.

General and Administrative Expenses

General and administrative expense increased $180,406 to $1,427,779 for the threemonth period ended March 31, 2016, from $1,247,373 for the threemonth period ended March 31, 2015.

The increases in the general and administrative expenses were due to the following significant items:

•	$52,700 increase in China operations associated with product quality and inspection.
•	$50,800 increase in warehousing, freight, inspection costs associated with increased store and internet sales activity.
•	$50,100 increase in legal and SEC fees associated with being a public company and managing debt activity.
•	$30,900 increase in commissions associated with increased sales.

Table of Contents	27

•	$32,200 increase in telecommunications and web development expense.
•	$20,800 increase in payroll and benefits associated with additional staff.

These items were partially offset by decreases in the following expenses:

•	$63,100 decrease in consulting expenses.
•	$22,200 decrease in marketing expenses.

Income (Loss) from Operations

Income (Loss) from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other income (expenses) increased $1,917,171 to $1,630,823 for the three-month period ended March 31, 2016, from $(286,348) for the three-month period ended March 31, 2015. The change is associated with a $1,534,689 non-cash income increase in non-cash derivatives income associated with an increase in the value of the Company’s common stock and a $382,500 decrease in interest expense.

Net Income (Loss) and Net Income (Loss) per Share

The Company’s net income (loss) and net income (loss) per share for the three-month period ended March 31, 2016 was $387,060 and $0.01 per share, respectively, as compared to the three-month period ended March 31, 2015, where net loss was approximately ($1,354,232) and ($0.14) per share, respectively.

Interest Expense

The following table details the Company’s interest expense components:

	For the three months ended March 31
	2016	2015

Interest accrued on Notes outstanding.	$131,256	$169,190
Interest on SBA loan with Signature Bank	2,927	4,318
TOTAL INTEREST EXPENSE – Notes Payable	134,183	173,508
Amortization of Debt Issue Cost	8,569	38,612
Amortization of Debt Discount	223,288	536,402
	$366,040	$748,522

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

For the three months ended March 31, 2016, cash flows used ($1,053,901) for operations as compared with ($1,423,976) used for the same period in 2015. The Company’s used cash from operations was due to the $387,060 operating income, $760,513 increase in accounts receivable, $116,298 increase in royalty obligations payable pursuant to the License Agreement. These amounts were offset by a decrease of $1,996,863 in non-cash derivative expense, $608,696 increase in amortization of the License Agreement, and a $276,951 increase in the amortization of debt discount.

Table of Contents	28

For the three months ended March 31, 2016, cash flows used ($14,915) for investing activities as compared with ($7,446) used for the same period in 2014. The difference was due to the purchase of fixed assets and securing patents.

For the three months ended March 31, 2016, cash flows provided $630,450 from financing activities as compared to $375,629 for the same period in 2015. The Company received proceeds of $300,000 from the issuance of shares of common stock, $500,000 advance from a related party, and $197,523 in issuance of stock in lieu of principal and interest due under certain convertible promissory notes of the Company, which was offset by $367,073 in principal repayments of certain convertible promissory notes of the Company.

As a result of the above operating, investing and financing activities, the Company used ($438,366) in cash equivalents for the three months ended March 31, 2016, as compared with ($1,056,793) used in the same period in 2015.

The Company had a working capital deficit of $26,858,669 as of March 31, 2016, as compared to $28,174,512 as of December 31, 2015. The change is primarily attributable to an increase in accrued expenses and advance by the related party.

As of March 31, 2016, the Company had $122,844 in inventory to support ecommerce activity on Internet sales platforms of the Company’s customers. The inventory is located with a third party logistics firm.

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

The Company’s cash balance as of March 31, 2016 was $12,502. In light of the Company’s projected working capital needs, it may need to seek additional capital, which may dilute existing shareholders. There is no guarantee that the Company will be successful in raising additional capital or be successful in the execution of its plans.

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

Recently issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 201503, Interest—Imputation of Interest (Topic 83530): Simplifying the Presentation of Debt Issuance Costs (“ASU 201503”). ASU 201503 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 201503. ASU 201503 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets. The Company is not planning to early adopt ASU 201503 and does not anticipate that the adoption of ASU 201503will materially impact its condensed consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 201511, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 201511”), which applies guidance on the subsequent measurement of inventory. ASU 201511 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using last in, first out or the retail inventory method. ASU 201511 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is not planning to early adopt ASU 201511 and is currently evaluating ASU 201511 to determine the potential impact to its condensed consolidated financial statements and related disclosures.

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

Table of Contents	30

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Table of Contents	31

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

Table of Contents	32

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	33

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

Table of Contents	34

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

Table of Contents	35

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2016, the Company issued 62,000 shares of common stock pursuant to the Company’s Director Compensation Policy to a member of the Company’s Board of Directors (the “Board”) in connection with his appointment to the Board and his appointment as the Chairman of Board’s Audit Committee. Between January 1, 2016 and March 31, 2016, the Company entered into award agreements concerning 25,000 shares of common stock and up to 1,150,000 shares issuable upon exercise of options issued pursuant to the Company’s 2016 Stock Incentive Plan. The awards are not exercisable in the hands of the grantees until the approval of the Company’s 2016 Stock Incentive Plan by a majority of Company’s shareholders is effective.

Beginning in November 2015, we conducted an offering of up to $2,000,000 of restricted shares of the Company’s common stock, no par value per share (the “November 2015 Offering Shares”), at $1.00 per share to certain accredited and non-accredited investors (the “November 2015 Stock Offering”). Upon each closing of the November 2015 Stock Offering, the Company entered into a securities subscription agreement and registration rights agreement with each investor. The Company completed two closings of the November 2015 Stock Offering, as follows: (i) on December 24, 2015, the Company closed on aggregate gross proceeds to the Company of $500,000 and thereafter issued 500,000 shares of its common stock on January 4, 2016; and (ii) on February 19, 2016, the Company closed on aggregate gross proceeds to the Company of $300,000, and thereafter issued 300,000 shares of its common stock on February 22, 2016. The November 2015 Stock Offering ended on February 19, 2016, resulting in aggregate gross proceeds to the Company of $800,000.

On January 11, 2016, the Company filed a registration statement on form S-1 (the “2016 Registration Statement”) covering 4,282,666 shares of its common stock, representing all shares sold in three closings of an offering completed by the Company during 2015, and shares issued pursuant to the November 2015 Stock Offering on January 4, 2016. The 2016 Registration Statement was declared effective by the SEC on January 20, 2016.

Information concerning the use of proceeds from November 2015 Stock Offering can be found in the subsection titled “Liquidity and Capital Resources” found in Part I, Item 2 above, which is incorporated by reference into this Part II, Item 4.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

In November 2015, the Company invited the holders (the “November 2013 Noteholders”) of the Company’s Secured Convertible Promissory Notes issued November 26, 2013 (the “Notes”), with respect to outstanding principal and interest due under their respective Notes, to (i) receive payment in cash, (ii) convert their Notes into shares of the Company’s common stock, or (iii) forbear an election for three (3) months, or until February 26, 2016, pursuant to a forbearance agreement, during such time interest under their respective Notes would continue to accrue (the “First Forbearance”). In February 2016, the Company invited the November 2013 Investors to extend their forbearance period to make an election to convert or redeem their Notes for an additional three months, or until May 26, 2016, under the same terms as the First Forbearance (the “Second Forbearance”). All but five of the November 2013 Investors elected the Second Forbearance for the additional period.

Table of Contents	37

On April 4, 2016, the Company entered into a securities subscription agreement with an accredited investor, as defined under Regulation D, Rule 501 of the Securities Act of 1933, as amended (“Securities Act”), pursuant to which the Company sold 2,000,000 shares of its common stock at a purchase price of $2.50 per share (the “April 2016 Private Placement”).  We also issued to the investor a one-year common stock purchase warrant to purchase up to 1,666,667 shares of our common stock at an exercise price of $3.00 per share.  The April 2016 Private Placement resulted in aggregate gross proceeds to the Company of $5,000,000.

The following information is being reported in Item 5 of this Quarterly Report on Form 10-Q, in satisfaction of Item 1.01 and Item 3.02 of a Current Report on Form 8-K, concerning entry into a material definitive agreement and an unregistered sale of equity securities, respectively.

On May 10, 2016, the Company entered into a Securities Subscription Agreement (the “Subscription Agreement”) with an accredited investor (the “Investor”), as defined under Regulation D, Rule 501 of the Securities Act, pursuant to which the Company sold (i) 675,000 shares of its common stock at a purchase price of USD $2.60 per share (the “Shares”), (ii) a three year Common Stock Purchase Warrant to purchase up to 1,350,000 shares of our common stock at an exercise price ranging between  USD  $3.00  and  USD  $3.50  per  share  (depending  on  the  date  of  exercise)  (the  “Warrant”),  and  (iii)  a  right  to subsequently receive warrants to purchase up to 1,350,000 shares of our common stock at USD $3.00 per share the ("Volume Warrants"), which will become issuable upon (a) the Company meeting specified thresholds based on the Company generating earnings before interest, taxes, depreciation and amortization (EBITDA) ranging from $26.9 million to $76.9 million in a fiscal year during the warrant term, (b) completion of a private placement of a minimum of $15,000,000 at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000, or (c) the sale of at least fifty percent (50%) of its assets at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000.  Each such Volume Warrant payment upon the achievement of specified thresholds will be a one-time payment.

On May  10,  2016,  we  closed  on  the  Subscription Agreement  and  issued  the  Warrant,  upon  the  Company’s  receipt  of  net aggregate proceeds of USD $1,755,000, and could receive up to an amount between USD $4,050,000 and USD $4,725,000 in gross proceeds upon exercise of the Warrant, depending on the timing of such exercise. The Company could receive additional proceeds of  up  to  USD  $4,050,000,  if  all  the  Volume  Warrants  are  subsequently  issued  pursuant  to  the  terms  of  the Subscription Agreement and fully exercised by the holder thereof. The Company did not utilize the services of, or pay any commissions to, a broker-dealer or third party in connection with the transaction.

The foregoing descriptions of  the  Subscription  Agreement,  the  Warrant  and  the  Volume  Warrants  do  not  purport  to  be complete and are qualified in their entirety by reference to the full text of the forms of Subscription Agreement and Warrant filed  as  Exhibit  10.4  to  this  Quarterly  Report,  and  incorporated  herein  by  reference.  The representations, warranties  and  covenants  contained  in  the  Subscription Agreement  were  made  solely  for  the  benefit  of  the  parties  to  the agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Subscription Agreement is incorporated herein by reference only to provide investors with information regarding its terms and not to provide investors with  any  other  factual  information  regarding  the  Company  or  its  business,  and  should  be  read  in  conjunction  with  the disclosures in the Company’s periodic reports and other SEC filings.

The  Company  is  providing  this  information  in  accordance  with  Rule  135c  under  the  Securities Act  of  1933,  as  amended  (the “Securities Act”), and the notice contained herein does not constitute an offer to sell the Company’s securities, and is not a solicitation  for  an  offer  to  purchase  the  Company’s  securities. The Company has sold the Shares, the Warrant and the right to receive Volume Warrants in a private placement in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder since, among other things, the above transaction did not involve a public offering. Additionally, the Company relied on similar exemptions under applicable state laws. The investor in the sale had access to information about the Company and its investments, took the Shares, the Warrant and the right to receive Volume Warrants for investment and not resale, and the Company took appropriate measures to restrict the transfer of the Shares, the Warrant and the Volume Warrants (if issued). Upon issuance, the resale of the Shares, the Warrant and the Volume Warrants (if issued) will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

38

Item 6. Exhibits

(b) Exhibit Index

No.	Description of Exhibit
10.1	Forms of Subscription Agreements and Registration Rights Agreement utilized in the November 2015 Stock Offering. (1)
10.2	Form of Securities Subscription Agreement and Common Stock Purchase Warrant used in the April 2016 Stock Sale. (2)
10.3	Form of February 2016 Forbearance Agreement. (1)
10.4	Form of Securities Subscription Agreement, including the terms to issue Volume Warrants, and form of Common Stock Purchase Warrant used in the May 2016 Private Placement. (3)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-K for the three months ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016.
(3)	Filed herewith.
Table of Contents	39

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Table of Contents	40