Form 10-Q
period 2016-06-30
SQL Technologies Corp.
filed 2016-08-15
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-197821

SQL TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its charter)

FLORIDA	46-3645414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 North Point Parkway

Suite 154

Alpharetta, GA 30022

(Address, including zip code, of principal executive offices)

(770) 754-4711

(Issuer’s telephone number)

Safety Quick Lighting & Fans Cop.

(former name, if changes since last report)

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

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2016, the issuer had 46,553,343 shares of common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “Safety Quick Lighting & Fans Corp.”

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.) and Subsidiary
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$5,062,133	$450,868
Accounts receivable	1,314,128	234,309
Inventory	2,438,900	263,871
Prepaid expenses	40,329	35,769
Other current assets	210	210
Total current assets	8,855,700	985,028

Furniture and Equipment - net	125,352	127,521

Other assets:
Patent - net	98,950	83,174
Debt issue costs - net	—	14,605
GE trademark license - net	5,906,355	7,123,746
Other assets	69,385	65,714
Total other assets	6,074,690	7,287,239

Total assets	$15,055,742	$8,399,788

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,341,399	$807,798
Convertible debt - net of debt discount $-0- and $474,283 at	3,524,233	3,989,950
June 30, 2016 and December 31, 2015 respectively
Convertible debt - related parties - net of debt discount $-0- and	50,000	50,000
$-0- at June 30, 2016 and December 31, 2015 respectively
Notes payable - current portion	110,565	107,944
Advances - related party	200,000	—
Derivative liabilities	64,582,904	24,157,838
Other current liabilities	41,566	46,010
Total current liabilities	69,850,667	29,159,540

Long term liabilities:
Letter of Credit	$2,653,625	—
Notes payable	135,345	193,800
GE royalty obligation	11,551,987	11,795,855
Total long term liabilities	14,340,957	11,989,655

Total liabilities	84,191,624	41,149,195

Table of Contents	1

Stockholders' deficit:
Common stock: $0 par value, 500,000,000 shares authorized;
46,553,343 and 41,501,251 shares issued and outstanding
at June 30, 2016 and December 31, 2015 respectively	10,902,852	2,892,078
Common stock to be issued	—	625,000
Additional paid-in capital	6,472,427	6,472,427
Accumulated deficit	(86,475,719)	(42,703,470)
Total Stockholders' deficit	(69,100,440)	(32,713,965)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(69,135,882)	(32,749,407)

Total liabilities and stockholders' deficit	$15,055,742	$8,399,788

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.) and Subsidiary
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months		Six Months
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales	$1,854,368	$799,922	$3,602,429	$2,219,138

Cost of sales	(1,690,505)	(707,252)	(3,254,550)	(1,946,981)

Gross profit	163,863	92,670	347,879	272,157

General and administrative expenses	1,508,663	1,279,838	2,936,443	2,527,211

Loss from operations	(1,344,800)	(1,187,168)	(2,588,564)	(2,255,054)

Other income (expense)
Interest expense	(396,725)	(645,035)	(762,766)	(1,393,557)
Derivative expenses	(4,963,451)	—	(4,963,451)	—
Change in fair value of embedded derivative liabilities	(37,458,479)	362,697	(35,461,616)	635,689
Other income	4,147	—	4,148	—
Total other expense - net	(42,814,508)	(282,338)	(41,183,685)	(757,868)

Net loss including noncontrolling interest	(44,159,308)	(1,469,506)	(43,772,249)	(3,012,922)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(44,159,308)	$(1,469,506)	$(43,772,249)	$(3,012,922)

Net loss per share - basic and diluted	$(0.98)	$(0.04)	$(1.00)	$(0.08)

Weighted average number of common shares outstanding during the year -
basic and diluted	45,098,621	37,976,375	43,897,995	36,934,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.) and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(43,772,249)	$(3,012,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,006	10,868
Amortization of debt issue costs	14,605	77,657
Amortization of debt discount	474,283	1,072,802
Amortization of patent	3,679	2,320
Amortization of GE trademark license	1,217,392	1,210,702
Change in fair value of derivative liabilities	35,461,616	(635,689)
Derivative expense	4,963,451	—
Stock options issued for services - related parties	133,250	62,500
Change in operating assets and liabilities:
Accounts receivable	(1,079,819)	(1,414,141)
Prepaid expenses	(4,560)	5,451
Inventory	(2,175,029)	(409,980)
Royalty payable	(243,869)	(155,339)
Other	(8,115)	(17,665)
Accounts payable & accrued expenses	533,603	1,283,638
Net cash used in operating activities	(4,468,756)	(1,919,798)

Cash flows from investing activities:
Purchase of property & equipment	(10,837)	(1,490)
Payment of patent costs	(19,455)	(19,301)
Net cash used in investing activities	(30,292)	(20,791)

Cash flows from financing activities:
Repayments of convertible notes	(940,000)	—
Proceeds from letter of credit	2,653,625	—
Proceeds from note payable - related party	500,000	—
Stock issued in exchange for interest	157,523	429,646
Stock issued in exchange for principal	40,000	—
Repayments of notes	(55,835)	(51,147)
Repayments of advances - related party	(300,000)	—
Proceeds from issuance of stock	7,055,000	1,240,000
Net cash provided by financing activities	9,110,313	1,618,499

(Decrease) Increase cash and cash equivalents	4,611,265	(322,090)
Cash and cash equivalents at beginning of period	450,868	1,241,487
Cash and cash equivalents at end of period	$5,062,133	$919,397

Table of Contents	4

Supplementary disclosure of non-cash financing activities:
Reduction in principal balance of notes from escrow balance	$—	$—
Debt discount recorded on convertible debt accounted for as a derivative liability	$—	$—
Reclassification of derivative liability to additional paid-in-capital	$—	$—

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$220,485	$320,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	5

Note 1 Organization and Nature of Operations

SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.), a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC. The Company was converted to corporation on November 6, 2012. Effective August 12, 2016, the Company changed its name from “Safety Quick Lighting & Fans Corp.” to “SQL Technologies Corp.” The Company holds a number of worldwide patents, and has received a variety of final electrical code approvals, including UL Listing and CSA approval (for the United States and Canadian Markets), and CE (for the European market). The Company maintains offices in Georgia, Florida and in Foshan, Peoples Republic of China.

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

Table of Contents	6

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results could differ significantly from estimates.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of SQL Technologies Corp. (f/k/a Safety Quick Lighting and Fans Corp.) and the Subsidiary, SQL Lighting & Fans LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $5,062,130 and $450,868 in money market as of June 30, 2016 and December 31, 2015, respectively.

Table of Contents	7

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

The Company’s net balance of accounts receivable for three months ended June 30, 2016 and for the year ended December 31, 2015:

	June 30, 2016	December 31, 2015

Accounts Receivable	$1,314,128	$234,309
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$1,314,128	$234,309

All amounts are deemed collectible at June 30, 2016 and December 31, 2015 and accordingly, the Company has not incurred any bad debt expense at June 30, 2016 and December 31, 2015.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the firstin, firstout method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At June, 2016 and December 31, 2015, the Company had $2,438,900 and $263,871 in inventory, respectively. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24 month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2016 and December 31, 2015, the Company has determined that no allowance is required.

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

Table of Contents	8

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 57 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Intangible Asset Patent

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

GE Trademark Licensing Agreement

The Company entered into a Trademark License Agreement with General Electric on June, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric (the “GE Trademark License”). As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum trademark licensing fee (the “Royalty Obligation”) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in November 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60-months.

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

Table of Contents	9

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 47020 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income.

For  option based simple derivative financial instruments, the Company uses the Black Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Table of Contents	10

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

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 86010 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Stock Based Compensation – Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 7181030 of the FASB Accounting Standards Codification. Pursuant to paragraph 71810306 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

Table of Contents	11

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 71810502(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 71810S991, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 71810502(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk- free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share based payments is recorded in general and administrative expense in the statements of operations.

Table of Contents	12

Stock Based Compensation – Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 50550 of the FASB Accounting Standards Codification (“Subtopic 50550”).

Pursuant to ASC Section 5055030, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 71810502(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 71810502(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	13

Pursuant to ASC paragraph 50550257, if fully vested, no forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra equity under the requirements of paragraph 50550451) depends on the specific facts and circumstances. Pursuant to ASC paragraph 50550451, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra equity by the grantor of the equity instruments.

The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 5055030 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 50550258 and 50550259, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 5055030S991, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Table of Contents	14

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the six months ended June 30, 2016 and 2015, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Convertible Debt (Exercise price - $0.25/share)	14,296,935	18,056,935
Stock Warrants (Exercise price - $0.001 - $3.00/share)	12,745,651	9,728,984
Stock Options (Exercise price $0.35)	200,000	200,000
Total	27,242,586	27,985,919

Related Parties

The Company follows subtopic 85010 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 8501020 the related parties include (a) Affiliates of the Company; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; (d) Principal owners of the Company; (e) Management of the Company; (f) Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Table of Contents	15

Contingencies

The Company follows subtopic 45020 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Subsequent Events

The Company follows the guidance in Section 8551050 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.

Pursuant to ASU 201009 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 201503, Interest—Imputation of Interest (Topic 83530): Simplifying the Presentation of Debt Issuance Costs (“ASU 201503”). ASU 201503 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 201503. ASU 201503 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has reclassified debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets.

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

Table of Contents	16

Note 3 Furniture and Equipment

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Office Equipment	$146,162	$136,611
Furniture and Fixtures	31,848	30,561
Total	178,010	167,172
Less: Accumulated Depreciation	(52,658)	(39,651)
Property and Equipment - net	$125,352	$127,521

Depreciation expense amounted to $6,593 and $13,006 for the three and six months ended June 30, 2016, respectively; and $5,404 and $10,868 for the three and six months ended June 30, 2015, respectively.

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Patents	$123,247	$103,792
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(24,297)	(20,618)
Patents - net	$98,950	$83,174

Amortization expense associated with patents amounted to $1,902 and $3,679 for the three and six months ended June 30, 2016, respectively, and $1,305 and $2,320 for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, future amortization of intangible assets was as follows:

Year Ending December 31
2016	$4,142
2017	8,217
2018	8,217
2019	8,216
2020	8,239
2021 and Thereafter	61,919
$98,950

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Table of Contents	17

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the trademarking of its products. The License Agreement is amortized through its expiration in November 2018.

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(6,093,645)	(4,876,234)
Patents-net	$5,906,355	$7,123,746

Amortization expense associated with the GE Trademark Licenses amounted to $608,696 and $1,217,391 for the three and six months ended June 30, 2016, respectively, and $608,696 and $1,210,702 for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2016	$1,230,689
2017	2,441,472
2018	2,234,194
$5,906,355

Note 6 Letter of Credit

On April 13, 2016 the Company entered into a $10,000,000 Line of Credit Promissory Note with a third party (the “Line of Credit”). The Line of Credit is secured by inventory, accounts receivable and other assets. The Line of Credit is being used to fund purchase orders, inventory and for other working capital purposes, and carries interest at 8% per annum, Interest on the outstanding principal is due monthly and the Line of Credit expires December 31, 2017. Availability under the Line of Credit was $7,346,375 at June 30, 2016.

Note 7 Note Payable to Bank

At June 30, 2016 and December 31, 2015 the Company had a note payable to a bank in the amount of $245,910 and $301,744, respectively. The note, dated May 2007, is due in monthly payments of $10,000 and carries interest at 4.75%. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company, and is due August 2018.

Principal payments due under the terms of this note are as follows:

Principal Due in Next 12 months
2016	$80,490
2017	114,555
2018	39,410
2019	11,455
$245,910

Note 8 Convertible Debt Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

	Third Party	Related Party	Totals
Balance December 31, 2014	$1,911,995	$26,999	$1,938,994
Add: Amortization of Debt Discount	2,077,955	23,001	2,100,956
Balance December 31, 2015	3,989,950	50,000	4,039,950
Add: Amortization of Debt Discount	474,283	—	474,283
Less Repayments	(940,000)	—	(940,000)
Balance June 30, 2016	3,524,233	50,000	3,574,233
Less Current portion	(3,524,233)	(50,000)	(3,574,233)
Long-Term Convertible Debt	$—	$—	$—

Table of Contents	18

In connection with the May 8, 2014 and June 25, 2014 closings of the Notes Offering (defined below), the Company issued 5,390,100 detachable warrants. The notes and warrants were treated as derivative liabilities.

On November 26, 2013, May 8, 2014 and June 25, 2014 the Company completed closings in connection with its offering (the “Notes Offering”) of its 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or its 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $3,574,234 outstanding as of June 30, 2016 and $4,270,100 was outstanding as of December 31, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and June 25, 2014, respectively.

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

 Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase the Company’s common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). Investors of the 12% Notes received Warrants with 25% coverage based on a predetermined valuation of the Company. Investors of the 15% Notes received Warrants with 15% coverage based on the predetermined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Warrants with a bonus 40% coverage (“Bonus Coverage”); however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Warrants may be exercised by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant.

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

Table of Contents	19

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

On January 23, 2015, the Company sent a letter agreement to the Investors holding Notes dated November 26, 2013 and May 8, 2014, which constituted all Investors with Filing Default Damages or Effectiveness Default Damages due to them pursuant to the Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014 (the “Agreement to Convert”). The Company invited the Investors, as applicable, to elect to convert the Interest Due and/or the Filing Default Damages and Effectiveness Default Damages into shares of the Company’s common stock at a price of $0.25 per share, and asked each Investor, as applicable, to make such election by acknowledging and returning the Agreement to Convert to the Company. In connection with the Agreement and Waiver and Agreement to Convert, the Company issued 1,718,585 shares of its common stock representing $429,646 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages during the year ended December 31, 2015. The total accrued unpaid Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages as of December 31, 2015 amounted to $410,633 and $252,335 as of June 30, 2016.

Table of Contents	20

In February 2016, the Company issued an additional 624,606 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $156,152. Through June 30, 2016, the Company has issued in total 2,343,191 shares of its common stock representing $585,798 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages in connection with the Agreement and Waiver and Agreement to Convert.

During 2015, five Investors requested that the Company withhold payments of interest due under their Notes at no cost to the Company, to allow the Company to address working capital needs. Such interest due has been or will be paid to the five Investors.

In November 2015, the Company invited the holders of Notes dated November 26, 2013, with respect to outstanding principal and interest due under their respective Notes, to (i) receive payment in cash, (ii) convert their Notes into shares of the Company’s common stock, or (iii) forbear an election for three (3) months, or until February 26, 2016, pursuant to a forbearance agreement, during such time interest under their respective Notes would continue to accrue. In February 2016, the Company invited the same holders to extend their forbearance period to make an election to convert or redeem their Notes for an additional three months, or until May 26, 2016, under the same terms as the first forbearance agreements. In May 2016, the Company invited the holders of all Notes, where such holders had not already made an election to redeem or convert their Notes, to forbear or extend their forbearance period to make an election to convert or redeem their Notes until July 31, 2016. This also provided a third option to all noteholders, whereby such holders could convert their respective Note(s) into shares of Series A Convertible Preferred Stock.

See note 15, Subsequent Events, for additional information.

(B)	Terms of Debt

The debt carries interest between 12% and 15%, and was due in November 2015, May 2016 and June 2016, as extended to July 31, 2016 pursuant to certain forbearance agreements.

All Notes and Warrants issued in connection with the Notes Offering are convertible at $0.25 and $0.375 per share, respectively, subject to the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

(C)	Future Commitments

At June 30, 2016, the Company has outstanding convertible debt of $3,574,233, which is payable within the next twelve months.

(D)	Subsequent Offer to Convert Debt to Preferred Shares

See note 15, Subsequent Events.

Table of Contents	21

Note 9 Derivative Liabilities

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Balance Beginning of period	$24,157,838	$5,140,758
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	-	(189,613)
Extinguishment of Derivative Liability - Conversion of Interest to Shares	-	(209,604)
Fair value mark to market adjustment - stock options	302,455	134,162
Fair value mark to market adjustment - convertible debt	32,698,025	18,835,664
Fair value mark to market adjustment - warrants	688,827	446,471
Fair value at commitment date for warrants issued	4,963,451	-
Fair value mark to market adjustment for interest	1,772,308	-
Balance at end of period	$64,582,904	$24,157,838

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2 5 years	0.00 – 3.24 years
Risk free interest rate	0.29%-1.68%	0.21% -0.71%

Note 10 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of derivative discount amounted to $4,205,443 as of June 30, 2016 and $4,153,611 for the year ended December 31, 2015.

The Company recorded a change in the value of embedded derivative liabilities income/ (expense) of ($36,757,591) and $362,697 for the three months ended June 30, 2016 and 2015, respectively and ($34,760,728) and $635,689 for the six months ended June 30, 2016 and 2015, respectively.

Table of Contents	22

Note 11 Debt Issue Costs

	June 30, 2016	December 31, 2015 (Audited)
	(Unaudited)

Debt Issuance Costs	$316,797	$316,797
Total	316,797	316,797
Less: Accumulated Amortization	316,797	(302,192)
Debt Issuance Costs- net	$-	$14,605

The Company recorded amortization expense of $8,569 and $38,612 for the three months ended June 30, 2016 and 2015, respectively, and $14,605 and $77,657 for the six months ended June 30, 2016 and 2015, respectively.

Note 12 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable, however, none were applicable as of June 30, 2016 and December 31, 2015.

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

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $220,483 and $149,722 for the six months ended June 30, 2016 and 2015, respectively.

The License Agreement obligation will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 $50,000,000	7%
$50,000,001 $100,000,000	6%
$100,000,000+	5%

The Company has limited operating history and does not have the ability to estimate the sales of GE branded product, the liability is classified as long-term. As sales are recognized, the Company will estimate the portion it expects to pay in the current year and classify as current.

Table of Contents	23

Note 13 Stockholders Deficit

(A)	Common Stock

For the six months ended June 30, 2016 and year ended December, 31 2015, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
2015 Equity Transactions

Common stock issued per Waiver and Conversion Agreement	(1)	$1,718,585	$429,646	$0.25

Common stock issued per Employment Agreement of CEO	(2)	750,000	173,688	0.25

Common stock issued per Stock Rights Offering	(3)	3,782,666	2,210,032	0.60

Common stock issued per Stock Rights Offering- to be issued	(4)	500,000	500,000	1.00
December 31 2015		6,751,251	$3,313,366	$0.25-1.00
Common Stock issued Board of Directors Compensation	(5)	62,000	42,000	0.60-1.00

Common stock issued per Waiver and Conversion Agreement	(6)	790,092	197,523	0.25

Common Stock offering	(7)	2,975,000	7,055,000	1.00-2.60

Common Stock Award	(8)	25,000	15,000	0.60

Common Stock Issued for Services	(9)	200,000	76,250	0.25-1.00

June 30, 2016		4,052,092	$7,385,773	$0.25-2.65

Table of Contents	24

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

(4)	Shares Issued in Connection with Stock Offering

In November 2015, the Company offered to new and existing shareholders a maximum of 2,000,000 shares of common stock at an issuance cost of $1.00 per share for a total of $2,000,000 (the “November Stock Offering”). On December 24, 2015, the Company closed subscriptions for 500,000 shares of common stock pursuant to the November Stock Offering, and on January 4, 2016, the stock certificates representing those shares were issued. Shares Issued in Board of Directors Compensation.

(5)	Shares issued to Board of Directors

The Company added a new Director in November 2015. The Company issued the Director 50,000 shares of Common Stock at $0.60 per share as compensation in February 2016. In addition, this Director agreed to serve as the Company’s Audit Committee Chair, and received 12,000 shares of Common Stock at $1.00 per share as compensation for these additional responsibilities.

(6)	Shares Issued in Connection with the Notes or Agreements to Convert

In connection with the Agreement and Waiver and Agreement to Convert, during the six months ended June 30, 2016, the Company issued an additional 624,606 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $156,152.

In February 2016, the Company issued 165,486 shares of its common stock upon full conversion of a Note by a 2013 Investor. In total, $229,998 was paid to Investors in February 2016 in cash or shares of common stock.

Table of Contents	25

(7)	Shares Issued in Connection with Offering

On February 19, 2016, the Company completed a second closing of the November Stock Offering representing aggregate gross proceeds to the Company of $300,000, and thereafter issued 300,000 shares of its common stock.

In April 2016, the Company completed an offering of 2,000,000 shares at an offering price of $2.50 and 1,666,667 in warrants with a conversion price of $3.00 per share.

In May 2016, the Company completed an offering of 675,000 shares at an offering price of $2.60 and 1,350,000 of warrants with a conversion price between $3.00 and $3.50 over the next three anniversary dates.

(8)	Shares Issued Pursuant to Stock Awards.

In June 2016, the Company issued 25,000 shares in stock awards at $0.60 per share.

(9)	Shares Issued for Services

In June 2016, the Company issued 200,000 shares issued representing $76,250 in services received. The share conversions were in a range of $0.25 to $1.00 per share.

(B)	Stock Options

The following is a summary of the Company’s stock option activity:

	Options	Exercise Price	(In Years)	Value
Balance- December 31, 2014	200,000	0.375	2.18	$324,829
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- December 31, 2015	200,000	0.375	2.18	$324,829
Exercised	—	—	—	—
Granted (1)	1,150,000	0.835	1.38	$1,700,000
Forfeited/Cancelled	—	—	—	—
Balance- June 30, 2016	1,350,000	0.835	1.38	$1,700,000

(1) The options granted subsequent to December 31, 2015 will become effective July 31, 2016.

(C) Warrants Issued

The following is a summary of the Company’s stock option activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2014	9,728,984	0.375	3.9
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2015	9,728,984	$0.375	3.2
Issued	3,016,667	$3.45	1.68
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, June 30, 2016	12,745,651	$1.1	3.37

26

(C)	2015 Stock Incentive Plan

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

The Incentive Plan further provides that awards granted under the Incentive Plan cannot be exercised until a majority of the Company’s shareholders have approved the Incentive Plan. As of June 30, 2016, the Company’s shareholders approved the Incentive Plan which became effective on July 31, 2016.

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

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2016	33,375	21,778	11,597
2017	46,568	22,263	24,305
2018	25,154	-	25,154
2019	8,615	-	8,615

Total	$113,712	$44,041	$69,671

Table of Contents	27

(B)	Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares to him, vesting as follows: 250,000 after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (0.5%) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to one half of one percent (0.5%) of annual sales up to $20 million and one quarter of one percent (0.25%) for annual sales $20 million and 3% of annual net income. For the six months ended June 30, 2016 and 2015, the Executive earned $18,012 and $11,096, respectively, under this agreement. No stock or options have been issued.

(C)	Consulting Agreement

The Company has a 3 year consulting agreement with a director which expires in November 2016, and carries an annual payment of $150,000 cash, stock or 5 year options equal to one half of one percent (0.5%) of the Company’s annual net sales. For the six months ended June 30, 2016 and 2015, the Executive earned $18,012 and $11,096, respectively, under this agreement. No stock or options have been issued.

(D)	Advance from Related Party

A director and shareholder of the Company provided an unsecured short-term 12% per annum interest bearing advance of $500,000 in February 2016. As of June 30, 2016, the outstanding balance is $200,000.

Note 15 Subsequent Events

Offer to Convertible Debt Holders

By letter to each holder of the Notes, dated July 22, 2016, the Company requested that each holder indicate its election to: (i) redeem its Note; (ii) convert its Note into the Company’s common stock; or (iii) elect to convert its Note into shares of Preferred Stock (the “Preferred Option”), in each case by August 15, 2016.

For those holders electing the Preferred Option, each holder will receive shares of the Preferred Stock on a 1 to 1 ratio to the number of shares of the Company’s common stock which are then convertible under such holder’s respective Note. With respect to interest on junior securities, dividends, distributions or liquidation preference, shares of Preferred Stock will rank senior to shares of the Company’s common stock or other junior securities. Along with other terms customary for a class of convertible preferred stock, the Preferred Stock will be convertible into shares of the Company’s common stock at the same conversion price as the Notes (i.e., USD $0.25 per share), and will pay interest quarterly at a rate of six percent (6%) per year. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price.

Each holder electing the Preferred Option has been or will be required to enter into an amendment to its Note, providing that the Note will be convertible into the Preferred Stock rather than the Company’s common stock, and to thereafter elect to convert their Note, as amended, into Preferred Stock. In addition, each holder will be required to enter into a lock-up agreement, whereby the holder will agree not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of: (i) the shares of the Company’s common stock it then holds; (ii) the shares of Preferred Stock obtained upon conversion of its Note; and (iii) the shares of the Company’s common stock underlying the Preferred Stock. Elections made by holders are due and the Note amendments, conversion to Preferred Stock and lock-up agreement are being entered into on August 15, 2016, subject to at least a majority of the noteholders of the then-outstanding Notes entering into the Note amendment or otherwise consenting to the Note amendment.

Table of Contents	29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Part I, Item 1 of this report.

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

Table of Contents	30

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

Also in furtherance of our business model, the Company has actively developed trade distribution channels with key retailers, undergone a corporate restructuring, established and obtained authorizations for our third party manufacturers to produce the SQL Technology, and raised the necessary capital resources to implement our business model over the next twelve months.

Results of Operations – For the Three-Months Ended June 30, 2016 Compared to the Three-Months Ended June 30, 2015

	June 30, 2016	June 30, 2015	$ Change	% Change

Revenue	$1,854,368	$799,922	$1,054,446	131.8%

Cost of sales	(1,690,505)	(707,252)	(983,253)	139.0%

Gross profit	163,863	92,670	71,193	76.8%

General and administrative expenses	(1,508,663)	(1,279,838)	(228,825)	17.9%

Loss from Operations	(1,344,800)	(1,187,168)	(157,632)	13.3%

Other Income / (Expense)	(42,814,508)	(282,338)	(42,532,170)	15,609.1%

Net Loss	$(44,159,308)	$(1,469,506)	$(42,689,802)	29,050.4%
				.
Net loss per share - basic and diluted	(0.98)	(0.04)	(0.94)	2,350.0%

Revenue

We had recorded revenue of $1,854,368 for the three-month period ended June 30, 2016, as compared to revenue of $799,922 for the three-month period ended June 30, 2015. The 131.8% increase is due to the addition of customer accounts consistent with the Company’s business plan and represents increase in existing customers and addition of new customers.

Cost of Sales

We had a cost of sales of $1,690,505 for the three-month period ended June 30, 2016, as compared to a cost of sales of $707,252 for the three-month period ended June 30, 2015. The increase is associated with the increase in sales.

Table of Contents	31

Gross Profit

We had gross profit of $163,863 for the three-month period ended June 30, 2016, as compared to gross profit of $92,670 for the three-month period ended June 30, 2015. The decrease in gross profit as a percent of sales is attributable to sales to large retailers and the timing of returns.

General and Administrative Expenses

General and administrative expense increased $228,825 to $1,508,663 during the three-month period ended June 30, 2016, from $1,279,838 for the three-month period ended June 30, 2015.

The increases in the general and administrative expenses were due to additional business activity including:

·	$110,400 Warehouse and product quality/production oversite
·	$41,600 Consulting associated with business and web activities
·	$24,800 Payroll and related expenses
·	$24,500 Legal expenses associated with public company and offering activity
·	$19,700 Commission expense associated with increased sales
·	$17,300 Insurance for liability, Directors and Officers and Health

Loss from Operations

Loss from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses increased $(42,532,170) to $(42,814,508) for the three-month period ended June 30, 2016, from $(282,338) for the three-month period ended June 30, 2015. The change is associated with a $(37,821,176) increase in the change in fair value of the embedded derivative liability and an increase of $(4,963,451) non-cash derivative expense associated with an increase in the value of the Company’s common stock from $1.00 to $2.65 per share. The Company’s recent private placement of common stock impacted the Black Scholes calculation of the intrinsic value of the equity component. This increase was offset by a $248,310 decrease in interest expense.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the three-month period ended June 30, 2016 was approximately $(44,159,308) and $(0.98) per share, respectively, as compared to the three-month period ended June 30, 2015, where net loss was approximately $(1,469,506) and $(0.04) per share, respectively.

Table of Contents	32

Results of Operations – For the Six-Months Ended June 30, 2016 Compared to the Six-Months Ended June 30, 2015

	June 30, 2016	June 30, 2015	$ Change	% Change

Revenue	$3,602,429	$2,219,138	$1,383,291	62.3%

Cost of sales	(3,254,550)	(1,946,981)	(1,307,569)	67.2%

Gross profit	347,879	272,157	75,722	27.8%

General and administrative expenses	(2,936,443)	(2,527,211)	409,232	16.2%

Loss from Operations	(2,588,564)	(2,255,054)	(333,510)	14.8%

Other Income / (Expense)	(41,183,685)	(757,868)	(40,425,817)	5334.2%

Net Loss	$(43,772,249)	$(3,012,922)	$(40,759,327)	1352.8%
				.
Net loss per share - basic and diluted	(1.00)	(0.08)	(0.92)	1150.0%

Revenue

We had recorded revenue of $3,602,429 for the six-month period ended June 30, 2016, as compared to revenue of $2,219,138 for the six-month period ended June 30, 2015. The 62.3% increase is due to the addition of customer accounts consistent with the Company’s business plan and represents increase in existing customers and addition of new customers.

Cost of Sales

We had a cost of sales of $3,254,550 for the six-month period ended June 30, 2016, as compared to a cost of sales of $1,946,981 for the six-month period ended June 30, 2015. The increase is associated with the increase in sales.

Gross Profit

We had gross profit of $347,879 for the six-month period ended June 30, 2016, as compared to gross profit of $272,157 for the six-month period ended June 30, 2015. The decrease in gross profit as a percent of sales is attributable to sales to large retailers and the timing of returns.

General and Administrative Expenses

General and administrative expense increased $409,232 to $2,936,443 during the six-month period ended June 30, 2016, from $2,527,211 for the six-month period ended June 30, 2015.

Table of Contents	33

The increases in the general and administrative expenses were due to the following significant items:

·	$236,200 Warehouse and product quality/production oversite
·	$65,000 Legal expenses associated with public company and offering activity
·	$40,200 Insurance for liability, Directors and Officers and Health
·	$37,400 Payroll and related expenses
·	$18,800 Consulting associated with business and web activities
·	$14,400 Rent expense net of sub-lease

Further, decreases in certain items of general and administrative expenses were attributable to the following:

·	$(37,200) Marketing expenses
·	$(18,800) Accounting fees
·	$(10,000) Travel expenses

Loss from Operations

Loss from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses increased $(40,425,817) to $(41,183,685) for the six-month period ended June 30, 2016, from $(757,868) for the six-month period ended June 30, 2015. The change is associated with a $(36,097,305) increase in the change in fair value of the embedded derivative liability and an increase of $(4,963,451) non-cash derivative expense associated with an increase in the value of the Company’s common stock from $1.00 to 2.65 per share. The Company’s recent private placement of common stock impacted the Black Scholes calculation of the intrinsic value of the equity component. This increase was offset by a $630,791 decrease in interest expense.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the six-month period ended June 30, 2016 was approximately $(43,772,249) and $(1.00) per share, respectively, as compared to the six-month period ended June 30, 2015, where net loss was approximately $(3,012,922) and $(0,08) per share, respectively.

Interest Expense

The following table details the Company’s interest expense components:

	For the six months ended June 30,
	2016	2015

Interest accrued on Notes outstanding.	$269,713	$233,599
Interest on SBA loan with Signature Bank	4,165	9,499
TOTAL INTEREST EXPENSE – Notes Payable	273,878	243,098
Amortization of Debt Issue Cost	14,605	77,657
Amortization of Debt Discount	474,283	1,072,802
	$762,766	$1,393,557

Table of Contents	34

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. As a result, the Company has raised additional funds through the sale of its common stock. The Company has also entered into a Line of Credit with a third party which will supply it with $10,000,000 to support its purchase orders, inventory and other working capital needs. As of June 30, 2016 the Company had $7,346,375 available under the Line of Credit. Management believes that with the stock sales consummated and the availability of the working capital Line of Credit, it has sufficient liquidity for the next twelve months.

For the six-months ended June 30, 2016, cash flows used $(4,468,756) for operations as compared with $(1,919,798) used for the same period in 2015. The Company’s used cash from operations was due to the $(2,588,564) operating loss, $(1,079,81) increase in accounts receivable, a $(2,175,029) increase in inventory and $(243,869) increase in royalty obligations payable on increased sales pursuant to the License Agreement. These amounts were offset by an increase of $4,963,451 in non-cash derivative expense, $1,217,392 increase in amortization of the License Agreement, and a $474,283 increase in the amortization of debt discount.

For the six-months ended June 30, 2016, cash flows used $(30,292) for investing activities as compared with $(20,791) used for the same period in 2015. The difference was due to the purchase of fixed assets and securing patents.

For the six-months ended June 30, 2016, cash flows provided $9,110,313 from financing activities as compared to $1,618,499 for the same period in 2015. The Company received proceeds of $7,055,000 from the issuance of shares of common stock, and $2,851,148 in issuance of stock in lieu of principal and interest due under certain convertible promissory notes of the Company, which was offset by $995,835 in principal repayments of certain convertible promissory notes of the Company.

As a result of the above operating, investing and financing activities, the Company provided $4,611,265 in cash equivalents for the six-months ended June 30, 2016, as compared with $(322,090) used in the same period in 2015.

The Company had a working capital deficit of $(60,994,967) as of June 30, 2016, as compared to $(28,174,512) as of December 31, 2015. The change is primarily attributable to an $40,425,066 increase in derivative liabilities associated with current liabilities due to a rise in the share price from $1.00 per share to $2.65 per share.

The Company acquired and is holding $2,438,900 in inventory on its balance sheet at June 30, 2016. This inventory is to support e-commerce activity on internet sales platforms of the Company’s customers. The inventory is located with a third party logistics firm.

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

Table of Contents	35

The Company’s cash balance as of June 30, 2016 was $5,062,133. Given the Company’s projected working capital and debt retirement needs, management believes that based on the stock sales consummated and the availability of the working capital line of credit, it has sufficient liquidity for the next twelve months.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 201503, Interest—Imputation of Interest (Topic 83530): Simplifying the Presentation of Debt Issuance Costs (“ASU 201503”). ASU 201503 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 201503. ASU 201503 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has reclassified debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets.

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

Table of Contents	36

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

Table of Contents	37

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

Table of Contents	38

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

Table of Contents	39

·	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	40

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table of Contents	41

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

Table of Contents	42

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

Table of Contents	43

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Table of Contents	44

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2016, the Company entered into a securities subscription agreement with an accredited investor, as defined under Regulation D, Rule 501 of the Securities Act of 1933, as amended (“Securities Act”), pursuant to which the Company sold 2,000,000 shares of its common stock at a purchase price of $2.50 per share (the “April 2016 Private Placement”). The Company also issued to the investor a one-year common stock purchase warrant to purchase up to 1,666,667 shares of the Company’s common stock at an exercise price of $3.00 per share. The April 2016 Private Placement resulted in aggregate gross proceeds to the Company of $5,000,000, and could receive up to USD $5,000,000.

On May 10, 2016, the Company entered into a securities subscription agreement with an accredited investor, as defined under Regulation D, Rule 501 of the Securities Act, pursuant to which the Company sold (i) 675,000 shares of the Company’s common stock at a purchase price of USD $2.60 per share, (ii) a three-year common stock purchase warrant to purchase up to 1,350,000 shares of the Company’s common stock at an exercise price ranging between USD $3.00 and USD $3.50 per share (depending on the date of exercise), and (iii) a right to subsequently receive warrants to purchase up to 1,350,000 shares of the Company’s common stock at USD $3.00 per share the, which will become issuable upon (a) the Company meeting specified thresholds based on the Company generating earnings before interest, taxes, depreciation and amortization (EBITDA) ranging from $26.9 million to $76.9 million in a fiscal year during the warrant term, (b) completion of a private placement of a minimum of $15,000,000 at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000, or (c) the sale of at least fifty percent (50%) of its assets at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000 (the “May 2016 Private Placement”). The May 2016 Private Placement resulted in aggregate gross proceeds to the Company of USD $1,755,000.

On June 13, 2016, the Company issued 25,000 shares of common stock to a consultant of the Company pursuant to a Stock Award Agreement entered into in connection with a grant by the Company’s Board of Directors on November 15, 2015 under the Company’s 2016 Stock Incentive Plan.

On June 13, 2016, the Company issued 35,000 shares of common stock to a consultant of the Company, pursuant to a Product Development Agreement dated December 15, 2015, for technical, engineering and product development services rendered.

On June 28, 2016, the Company issued 165,000 shares of common stock to a consultant of the Company for financial and operational advisory services, pursuant to an engagement letter dated January 4, 2015.

Table of Contents	45

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

Line of Credit

On April 13, 2016, the Company entered into a Line of Credit Promissory Note with a third party (the “Line of Credit”) in the principal sum of up to ten million U.S. Dollars (USD $10,000,000). The Line of Credit provides for monthly payments of interest at eight percent (8%) per annum on outstanding principal, and matures on December 31, 2017, at which time the full principal amount and accrued but unpaid interest become due. In addition to other customary terms, upon an event of default under the Line of Credit, interest will accrue at the lower of eighteen percent (18%) per annum or the maximum rate permitted under applicable law. In addition, the Line of Credit may be prepaid without penalty, provided that any prepaid finance charge or loan fees incurred are not subject to refund. The line is being used to fund purchase orders and for working capital purposes.

In connection with the Line of Credit, on April 13, 2016, the Company entered into a Pledge and Security Agreement with the same party (the “Security Agreement”), whereby the Line of Credit is secured by the Company’s inventory, funds, bank accounts, deposit accounts, accounts receivable, instruments, documents, notes, contract rights, chattel paper, and all proceeds derived from the collateral. In addition to other customary terms, the Security Agreement will remain in effect so long as the Line of Credit and obligations thereunder are outstanding. Any default under the Security Agreement is also deemed a default under the Line of Credit.

Definitive Information Statement

On July 11, 2016, the Company filed a Definitive Information Statement on Schedule 14C, announcing that on June 8, 2016, a majority of the Company’s shareholders authorized or approved the following actions:

·	The election of Rani Kohen, Phillips Peter, Thomas J. Ridge, Dov Shiff and Leonard J. Sokolow as directors to serve on the Company’s Board of Directors for a one year term and until their respective successors are duly elected and qualified;
·	The ratification of the appointment of L&L CPAS, PA, f/k/a Bongiovanni & Associates, PA to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016;
·	The approval of the Company’s 2015 Equity Incentive Plan;
·	The filing of an Articles of Amendment to the Company’s Articles of Incorporation, and other such actions as may be required, to (i) change the Company’s name to “SQL Technologies Corp.” (the “Name Change”); and (ii) to create and set forth the powers, designations, preferences and rights of a class of convertible preferred stock.

Table of Contents	46

The foregoing actions became effective as of July 31, 2016. The Company has filed an Articles of Amendment with the Florida Department of State (i) effectuating the Name Change, and (ii) adding a Certificate of Designation to create and to set forth the powers, designations, preferences and rights of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”). The Articles of Amendment to the Company’s Articles of Incorporation became effective on August 12, 2016.

Forbearance and the Preferred Stock Option

In November 2015, the Company invited the holders of its Secured Convertible Promissory Notes dated November 26, 2013, with respect to outstanding principal and interest due under their respective Notes, to (i) receive payment in cash, (ii) convert their Notes into shares of the Company’s common stock, or (iii) forbear an election for three (3) months, or until February 26, 2016, pursuant to a forbearance agreement, during such time interest under their respective Notes would continue to accrue. In February 2016, the Company invited the same holders to extend their forbearance period to make an election to convert or redeem their Notes for an additional three months, or until May 26, 2016, under the same terms as the first forbearance agreements.

In May 2016, the Company invited the holders of its Secured Convertible Promissory Notes dated November 26, 2013, May 8, 2014 and June 25, 2014 (each a “Note” and collectively, the “Notes”), where such holders had not already made an election to redeem or convert their Notes, to forbear or extend their forbearance period to make an election to convert or redeem their Notes until July 31, 2016 (the “May 2016 Forbearance”). The May 2016 Forbearance also provided a third option to all noteholders (the “Preferred Option”), whereby such holders could convert their respective Note(s) into shares of Preferred Stock.

By letter to each holder of the Notes, dated July 22, 2016, the Company requested that each holder indicate its election to (i) redeem its Note, (ii) convert its Note into the Company’s common stock or (iii) elect the Preferred Option, in each case by August 15, 2016.

For those holders electing the Preferred Option, each holder will receive shares of the Preferred Stock on a 1 to 1 ratio to the number of shares of the Company’s common stock which are then convertible under such holder’s respective Note. With respect to interest on junior securities, dividends, distributions or liquidation preference, shares of Preferred Stock will rank senior to shares of the Company’s common stock or other junior securities. Along with other terms customary for a class of convertible preferred stock, the Preferred Stock will be convertible into shares of the Company’s common stock at the same conversion price as the Notes (i.e., USD $0.25 per share), and will pay interest quarterly at a rate of six percent (6%) per year. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price.

Table of Contents	47

Each holder electing the Preferred Option has been or will be required to enter into an amendment to its Note, providing that the Note will be convertible into the Preferred Stock rather than the Company’s common stock (the “Note Amendment”), and to thereafter elect to convert their Note, as amended, into Preferred Stock. In addition, each holder will be required to enter into a lock-up agreement, whereby the holder will agree not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of the Company’s common stock it then holds, (ii) the shares of Preferred Stock obtained upon conversion of its Note, and (iii) the shares of the Company’s common stock underlying the Preferred Stock (the “Lock-Up Agreement”). Elections made by holders are due and the Note Amendments, conversion to Preferred Stock and Lock-Up Agreement are being entered into on August 15, 2016, subject to at least a majority of the noteholders of the then-outstanding Notes entering into the Note Amendment or otherwise consenting to the Note Amendment.

The foregoing descriptions of the May 2016 Forbearance Agreement, Note Amendment and Lock-Up Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the May 2016 Forbearance Agreement, Note Amendment and Lock-Up Agreement filed as Exhibits 10.6, 10.7 and 10.8 to this Quarterly Report, respectively, and incorporated herein by reference.

Table of Contents	48

·	Mike Perrillo, former CEO from Design Solutions International, Inc., has joined the Company as a full-time consultant to enhance and expand sales objectives, particularly toward construction/builders, hotels and other sales channels that the Company is targeting.
·	The Company is enhancing its direction with a new product line called “Smart SQL”, which the Company anticipates to be a significant play for the Company given the opportunities that smart technology and wireless integration offers. The Company believes that the combinations of obtaining code approvals, if obtained, developing “Smart SQL” and current product lines will uniquely position the Company in the marketplace. The Company anticipates providing details about the Company’s “Smart SQL” in the next twelve months.
·	The Company has continued to expand its staff and team of engineers to develop the Company’s technology.
·	The Company anticipates that it will add between 20 and 30 SKUs by the end of 2016.
·	The Company entered the year with projected revenue for 2016 of approximately $10,000,000, and believes it remains on target. The Company noted that any projection is speculative at this time; for example, certain projected sales expansions to big-box retailers were not realized as early as initially projected, but are now being realized and indications suggest the potential for sale to two or three times the number of stores. The Company noted it may or may not be profitable if these projections are met and anticipates that its year end break-even to be between $8,000,000 to $10,000,000. The Company expects to realize profits in 2017.
·	Retailers have indicated that the Company’s products are out-performing other competitor’s products who have more advertising, which the Company expects will lead to larger order volumes for the Company. Before the end of the year, the Company anticipates more activity in the advertising arena.
·	A majority of sales to date have involved ceiling fan products, and the Company has been aggressively adding lighting products to its portfolio which is less impacted by seasonality. The Company expects to have a greater balance of sales of both products in 2017.

Table of Contents	49

Item 6. Exhibits

(b) Exhibit Index

No.	Description of Exhibit
10.1	Form of Securities Subscription Agreement and Common Stock Purchase Warrant used in the April 2016 Private Placement (3)
10.2	Form of Securities Subscription Agreement, including the terms to issue volume warrants, and form of Common Stock Purchase Warrant used in the May 2016 Private Placement (4)
10.3	The Company’s Certificate of Designation (1)
10.4	Form of November 2015 Forbearance Agreement (2)
10.5	Form of February 2016 Forbearance Agreement (1)
10.6	Form of May 2016 Forbearance Agreement (1)
10.7	Form of Amendment No. 1 to Secured Convertible Promissory Note (1)
10.8	Form of Lock-Up Agreement (1)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

  _______________________

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on January 11, 2016, and declared effective on January 20, 2016.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016.

Table of Contents	50

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY QUICK LIGHTING & FANS CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Table of Contents	51