Form 10-Q
period 2016-09-30
SQL Technologies Corp.
filed 2016-11-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2016, the issuer had 47,276,499 shares of common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SQL Technologies Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2016	December 31, 2015
Assets

Current assets:
Cash	$4,997,643	$450,868
Accounts receivable	1,669,322	234,309
Inventory	2,969,766	263,871
Prepaid expenses	21,435	35,769
Other current assets	78,000	210
Total current assets	9,736,166	985,028

Furniture and Equipment - net	118,645	127,521

Other assets:
Patent - net	100,276	83,174
Debt issue costs - net	—	14,605
GE trademark license - net	5,290,970	7,123,746
Other assets	124,765	65,714
Total other assets	5,516,011	7,287,239

Total assets	$15,370,822	$8,399,788

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$2,377,140	$807,798
Convertible debt - net of debt discount $-0- and $474,283 at	1,694,233	3,989,950
September 30, 2016 and December 31, 2015 respectively
Convertible debt - related parties - net of debt discount $-0- and	50,000	50,000
$-0- at September 30, 2016 and December 31, 2015 respectively
Notes payable - current portion	3,118,018	107,944
Notes payable - related party	200,000	—
Derivative liabilities	25,016,860	24,157,838
Other current liabilities	7,180	46,010
Total current liabilities	32,463,431	29,159,540

Long term liabilities:
Notes payable	104,276	193,800
GE royalty obligation	11,409,934	11,795,855
Total long term liabilities	11,514,210	11,989,655

Total liabilities	43,977,641	41,149,195

Table Of Contents	1

Stockholders' deficit:
Preferred stock: $0 par value, 20,000,000 shares authorized;
7,080,000 and -0- shares issued and outstanding
at September 30, 2016 and December 31, 2015 respectively	24,072,000	-
Common stock: $0 par value, 500,000,000 shares authorized;
47,076,499 and 41,501,251 shares issued and outstanding
at September 30, 2016 and December 31, 2015 respectively	11,506,641	2,892,078
Common stock to be issued	-	625,000
Additional paid-in capital	51,487,789	6,472,427
Accumulated deficit	(116,393,807)	(42,703,470)
Total Stockholders' deficit	(28,571,377)	(32,713,965)
Non-controlling interest	(35,442)	(35,442)
Total Deficit	(28,606,819)	(32,749,407)

Total liabilities and stockholders' deficit	$ 15,370,822	$ 8,399,788

        The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	2

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Operations

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months		Nine Months
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales	$ 1,932,312	$ 262,897	$ 5,534,741	$ 2,482,035

Cost of sales	(1,593,926)	(248,675)	(4,848,476)	(2,195,655)

Gross profit	338,386	14,222	686,265	286,380

General and administrative expenses	1,613,880	1,220,844	4,550,323	3,741,198

Loss from operations	(1,275,494)	(1,206,622)	(3,864,058)	(3,454,818)

Other income (expense)
Interest expense	(139,924)	(880,394)	(902,690)	(2,273,951)
Derivative expenses	(2,446,918)	-	(7,410,369)	-
Change in fair value of embedded derivative liabilities	(3,183,183)	(7,993,408)	(38,644,799)	(7,357,719)
Loss on debt extinguishment - net	(22,121,217)	-	(22,121,217)	-
Other income	4,648	-	8,796	-
Total other expense - net	(27,886,594)	(8,873,802)	(69,070,279)	(9,631,670)

Net income (loss) including non-controlling interest	(29,162,088)	(10,080,424)	(72,934,337)	(13,086,489)
Less: net loss attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to SQL Technologies Corp.	$ (29,162,088)	$ (10,080,424)	$ (72,934,337)	$ (13,086,489)

Net loss per share - basic and diluted	$ (0.624)	$ (0.25)	$ (1.634)	$ (0.34)

Weighted average number of common shares outstanding during the year -
basic and diluted	46,702,330	40,479,962	44,830,045	38,131,295

        The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	3

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss attributable to SQL Technologies Corp.	$ (72,934,337)	$ (13,086,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,714	16,471
Amortization of debt issue costs	14,605	117,098
Amortization of debt discount	474,283	1,621,257
Amortization of patent	5,774	3,705
Amortization of GE trademark license	1,832,777	1,826,087
Change in fair value of derivative liabilities	38,644,799	7,357,719
Derivative expense	7,410,369	-
Gain on debt extinguishment	(180,783)	-
Loss on debt extinguishment	22,302,000	-
Stock options issued for services - related parties	193,250	62,500
Change in operating assets and liabilities:
Accounts receivable	(1,435,013)	(116,878)
Prepaid expenses	14,334	11,583
Inventory	(2,705,895)	(514,186)
Royalty payable	(385,922)	(178,043)
Other	(175,671)	(22,999)
Accounts payable & accrued expenses	1,569,345	36,239
Net cash used in operating activities	(5,336,371)	(2,865,936)

Cash flows from investing activities:
Purchase of property & equipment	(10,837)	(3,053)
Payment of patent costs	(22,877)	(28,302)
Net cash used in investing activities	(33,714)	(31,355)

Cash flows from financing activities:
Repayments of convertible notes	(2,770,000)	-
Proceeds from note payable	3,791,576	-
Proceeds from note payable - related party	500,000	-
Stock issued in exchange for interest	158,312	429,646
Stock issued in exchange for principal	1,870,000	-
Repayments of notes	(871,028)	(77,201)
Repayments of notes - related party	(300,000)	-
Proceeds from issuance of stock	7,538,000	1,970,832
Net cash provided by financing activities	9,916,860	2,323,277

(Decrease) Increase cash and cash equivalents	4,546,775	(574,014)
Cash and cash equivalents at beginning of period	450,868	1,241,487
Cash and cash equivalents at end of period	$ 4,997,643	$ 667,473

Table Of Contents	4

Supplementary disclosure of non-cash financing activities:
Reduction in principal balance of notes from escrow balance	$ -	$ -
Debt discount recorded on convertible debt accounted for as a derivative liability	$ -	$ -
Reclassification of derivative liability to additional paid-in-capital	$ 45,015,362	$ -

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$ 75,887	$ 457,297

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	5

SQL Technologies Corp. and Subsidiary

Notes to Condensed Financial Statements

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

The plug is also comprised of a nonconductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug includes a second structural element allowing it to revolve and a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, thereby disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures.

The Company markets consumer friendly, energy saving “plugin” ceiling fans and light fixtures under the General Electric Company (“GE” or “General Electric”) brand as well as “conventional” ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting & Fans LLC (the “Subsidiary”). The Subsidiary was formed in Florida on April 27, 2011, and is in the business of manufacturing the patented device that the Company owns. The Subsidiary had no activity during the periods presented.

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

Principles of Consolidation

The consolidated financial statements include the accounts of SQL Technologies Corp. (f/k/a Safety Quick Lighting and Fans Corp.) and the Subsidiary, SQL Lighting & Fans LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling Interest

In May 2012, in connection with the sale of the Company’s membership units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these membership units in September 2013, increasing the ownership percentage from 94.35% back to 98.8%. During 2014, there was no activity in the Subsidiary. Its pro rata share of the Company’s 2014 and 2015 loss from operations is recognized in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $4,997,643 and $450,868 in money market as of September 30, 2016 and December 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.

Table Of Contents	7

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

The Company’s net balance of accounts receivable for three months ended September 30, 2016 and for the year ended December 31, 2015:

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Accounts Receivable	$1,669,322	$234,309
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$1,669,322	$234,309

All amounts are deemed collectible at September 30, 2016 and December 31, 2015 and accordingly, the Company has not incurred any bad debt expense at September 30, 2016 and December 31, 2015.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At September 30, 2016 and December 31, 2015, the Company had $2,969,766 and $263,871 in inventory, respectively. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2016, and December 31, 2015, the Company has determined that no allowance is required.

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

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5 to 7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Table Of Contents	8

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

GE Trademark Licensing Agreement

The Company entered into a Trademark License Agreement with General Electric on September, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric (the “GE Trademark License”). As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum trademark licensing fee (the “Royalty Obligation”) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in November 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60 months.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Table Of Contents	9

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3. See Note 9.

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

Table Of Contents	10

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 71810502(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 71810S991, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 71810502(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk free rates used. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table Of Contents	11

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 71810502(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 71810502(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of riskfree rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table Of Contents	12

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

Product sold is typically shipped directly to the customer from the third party manufacturer; cost associated with shipping and handling is shown as a component of cost of sales.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the nine months ended September 30, 2016 and 2015, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at September 30, 2016 and December 31, 2015:

Table Of Contents	13

	September 30, 2016	December 31, 2015

Convertible Debt (Exercise price - $0.25/share)	6,976,935	18,056,935
Stock Warrants (Exercise price- $0.375 - $3.00/share)	12,745,651	9,728,984
Stock Options (Exercise price $0.60 - $3.50/share)	1,350,000	200,000
Total	21,072,586	27,985,919

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

Table Of Contents	14

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

Note 3 Furniture and Equipment

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Office Equipment	$146,162	$136,611
Furniture and Fixtures	31,848	30,561
Total	178,010	167,172
Less: Accumulated Depreciation	(59,365)	(39,651)
Property and Equipment - net	$118,645	$127,521

Table Of Contents	15

Depreciation expense amounted to $6,707 and $19,714 for the three and nine months ended September 30, 2016; and $5,603 and $16,471 for the three and nine months ended September 30, 2015, respectively.

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Patents	$126,669	$103,792
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(26,392)	(20,618)
Patents - net	$100,277	$83,174

Amortization expense associated with patents amounted to $2,095 and $5,774 for the three and nine months ended September 30, 2016, respectively, and $1,384 and $3,705 for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, future amortization of intangible assets:

Year Ending December 31
2016	$2,129
2017	8,445
2018	8,445
2019	8,445
2020	8,468
2021 and Thereafter	64,345
$100,277

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(6,709,030)	(4,876,254)
Patents – net	$5,290,970	$7,123,746

Amortization expense associated with the GE Trademark License amounted to $615,385 and $1,832,776 for the three and nine months ended September 30, 2016, respectively, and $615,385 and $1,826,087 for the three and nine months ended September 30, 2015, respectively.

Table Of Contents	16

At September 30, 2016, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2016	$615,385
2017	2,441,472
2018	2,234,113
$5,290,970

Note 6 Notes Payable

At September 30, 2016 and December 31, 2015, the Company had a note payable to a bank in the amount of $216,170 and $301,744, respectively. The note, dated May 2007, is due in monthly payments of $10,000 and carries interest at 4.75%. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company, and is due August 2018.

On April 13, 2016, the company entered in to an agreement with a third party for a $10,000,000 line of credit. The primary purpose of this line of credit is to fund manufacturing and product related obligations. The note carries interest of 8%, due monthly with principal and unpaid interest due December 31, 2017. The note is secured by the assets of the company. The outstanding balance on this note was $3,006,124 at September 30, 2016.

Principal payments due under the terms of this note are as follows:

Principal Due in Next 12 months
2016	$111,894
2017	3,110,400
$3,222,294

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12%. As of September 30, 2016 the outstanding balance is $200,000.

Note 7 Convertible Debt Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

	Third Party	Related Party	Totals
Balance December 31, 2014	$1,911,995	$26,999	$1,938,994
Add: Amortization of Debt Discount	2,077,955	23,001	2,100,956
Balance December 31, 2015	3,989,950	50,000	4,039,950
Add: Amortization of Debt Discount	474,283	—	474,283
Less Repayments/Conversions	(2,770,000)	—	(2,770,000)
Balance June 30, 2016	1,694,233	50,000	1,744,234
Less Current portion	(1,694,233)	(50,000)	(1,744,234)
Long-Term Convertible Debt	$—	$—	$—

Table Of Contents	17

On November 26, 2013, May 8, 2014 and September 25, 2014 the Company completed closings in connection with its offering (the “Notes Offering”) of its 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or its 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $3,574,234 outstanding as of September 30, 2016 and $4,270,100 was outstanding as of December 31, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and September 25, 2014, respectively.

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one year anniversary, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2% for each 30 day period until cured. The principal balance of each Note and all unpaid interest became payable twenty-four (24) months after the date of issuance. The principal and outstanding interest under the Notes are convertible into shares of the Company’s common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on the Company’s intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and September 25, 2014, as applicable, by and between the Company and each Investor.

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

In connection with the Notes Offering, the Company entered into Registration Rights Agreements, each dated as of November 26, 2013, May 8, 2014 and September 25, 2014, and each by and between the Company and each of the Investors (collectively, the “Registration Rights Agreements”), whereby the Company agreed to prepare and file a registration statement with the SEC within sixty (60) days after execution of the applicable Registration Rights Agreement and to have the registration statement declared effective by the SEC within ninety (90) days thereafter.

Because the Company was unable to file a registration statement pursuant to the terms of each Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, the Company was in default under such Registration Rights Agreements (the “Filing Default Damages”), and because the Company was unable to have a registration statement declared effective pursuant to the terms of the Registration Rights Agreements dated as of November 26, 2013, the Company was in default under such Registration Rights agreements (the “Effectiveness Default Damages”). The Filing Default Damages stopped accruing on the date such registration statement was filed, and the Effectiveness Default Damages stopped accruing on the date it was declared effective.

Table Of Contents	18

The Company invited the Investors holding Notes dated November 26, 2013 to extend the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 (the “Interest Due”) to February 24, 2015 and in exchange offered to capitalize the Interest Due at a rate of 12% through payment (the “Additional Interest”), all of which was convertible into the Company’s common stock at a price of $0.25 per share. Through September 30, 2016, the Company has issued in total 2,343,191 shares of its common stock representing $585,798 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages. As of September 30, 2016, all Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages was repaid by the Company.

During 2015, five Investors requested that the Company withhold payments of interest due under their Notes at no cost to the Company, to allow the Company to address working capital needs. Such interest due has been or will be paid to the five Investors, and none of such amounts have been or will be paid in shares of the Company’s capital stock.

In November 2015, the Company invited the holders of Notes dated November 26, 2013, with respect to outstanding principal and interest due under their respective Notes, to (i) receive payment in cash, (ii) convert their Notes into shares of the Company’s common stock, or (iii) forbear an election for three (3) months, or until February 26, 2016, pursuant to a forbearance agreement, during such time interest under their respective Notes would continue to accrue. In February 2016, the Company invited the same holders to extend their forbearance period to make an election to convert or redeem their Notes for an additional three months, or until May 26, 2016, under the same terms as the first forbearance agreement.  In May 2016, the Company invited the holders of all Notes, where such holders had not already made an election to redeem or convert their Notes, to forbear or extend their forbearance period to make an election to convert or redeem their Notes until July 31, 2016, which the Company thereafter extended to August 15, 2016 (the “August 2016 Election”). This also provided a third option to all noteholders, whereby such holders could convert their respective Note(s) into shares of Series A Convertible Preferred Stock (“Preferred Stock”).

Table Of Contents	19

As of September 30, 2016, The Company received elections, in connection with the August 2016 Election, to (i) convert three (3) Notes into 240,000 shares of common stock of the Company representing an aggregate principal balance of $60,000, and (ii) convert 33 Notes into 13,456,936 shares of Preferred Stock representing an aggregate principal balance of $3,364,234. The Company received no elections in connection with the August 2016 Election to redeem Notes. Two (2) Investors holding Notes representing an aggregate principal balance of $100,000 have not responded to the August 2016 Election. Other than the two (2) aforementioned Investors, all Investors had elected to redeem or convert their Notes into shares of common stock or Preferred Stock.

All issuances of capital stock in the August 2016 Election have been or will be made only for principal balances due under the Notes, and all interest has been or will be paid directly to the Investors.

See Note 14, Subsequent Events, for additional information.

(A)	Terms of Debt

The debt carries interest between 12% and 15%, and was due in November 2015, May 2016 and September 2016, as extended to July 31, 2016 pursuant to certain forbearance agreements.

All Notes and Warrants issued in connection with the Notes Offering are convertible at $0.25 and $0.375/share, respectively, subject to the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

(B)	Future Commitments

At September 30, 2016, the Company has outstanding convertible debt of $1,744,233, which is payable within the next twelve months.

(C)	Offer to Convert Debt to Preferred Shares

By letter to each holder of the Notes, dated July 22, 2016, the Company requested that each holder indicate its election to (i) redeem its Note, (ii) convert its Note into the Company’s common stock or (iii) elect to convert its Note into shares of Preferred Stock (the “Preferred Option”), in each case by August 15, 2016.

For those holders electing the Preferred Option, each holder has received or will receive shares of the Preferred Stock on a 1 to 1 ratio to the number of shares of the Company’s common stock which are then convertible under such holder’s respective Note. With respect to interest on junior securities, dividends, distributions or liquidation preference, shares of Preferred Stock will rank senior to shares of the Company’s common stock or other junior securities. Along with other terms customary for a class of convertible preferred stock, the Preferred Stock will be convertible into shares of the Company’s common stock at the same conversion price as the Notes (i.e., USD $0.25 per share), and will pay interest quarterly at a rate of six percent (6%). The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price.

Each holder electing the Preferred Option was required to enter into an amendment to its Note, providing that the Note will be convertible into the Preferred Stock rather than the Company’s common stock, and to thereafter elect to convert their Note, as amended, into Preferred Stock. In addition, each holder will be required to enter into a lockup agreement, whereby the holder will agree not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of the Company’s common stock it then holds, (ii) the shares of Preferred Stock obtained upon conversion of its Note, and (iii) the shares of the Company’s common stock underlying the Preferred Stock. The Note amendments, conversion to Preferred Stock and lockup agreement have been entered into on August 15, 2016. The Note amendments were approved by a majority of the holders of the then outstanding Notes.

Table Of Contents	20

During the quarter ended September 30, 2016, noteholders converted $1,770,000 in convertible debt under the Notes into 7,080,000 of Preferred Stock pursuant to the Preferred Option, and the Company had received elections to convert an additional $1,594,234 in convertible debt under the Notes into 6,376,936 shares of Preferred Stock upon receipt of complete paperwork and original Notes (or in the alternative, a Declaration of Loss of Security) from the respective noteholders. All issuances of Preferred Stock pursuant to the Preferred Option have been or will be made only for principal balances due under the Notes, and all interest has been or will be paid directly to the noteholders.

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	September 30, 2016	December 31, 2015
Balance Beginning of period	$24,157,838	$5,140,758
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	-	(189,613)
Extinguishment of Derivative Liability - Conversion of Interest to Shares	-	(209,604)
Fair value mark to market adjustment - stock options	(743,624)	134,162
Fair value at the commitment date for options granted	2,446,918	-
Fair value mark to market adjustment - convertible debt	39,604,884	18,835,664
Fair value mark to market adjustment - warrants	(1,467,629)	446,471
Fair value at commitment date for warrants issued	4,963,451	-
Debt settlement on the derivative liability associated with interest	(180,783)	-
Reclassification of derivative liability to Additional Paid In Capital due to share reservation	(45,015,362)	-
Fair value mark to market adjustment for interest	1,251,167	-
Balance at end of period	$25,016,860	$24,157,838

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2-5 years	0.00 – 3.24 years
Risk Free Interest Rate	.29%-2.61%	.21%-.88%

Table Of Contents	21

Note 9 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of derivative discount amounted to $4,402,773 as of September 30, 2016 and $4,153,611 for the year ended December 31, 2015.

The Company recorded a change in the value of embedded derivative liabilities income /(expense) of ($3,183,183) and ($7,993,408) for the three months ended September 30, 2016 and 2015, respectively, and ($38,644,799) and ($7,357,719) for the nine months ended September 30, 2016 and 2015, respectively.

The Company recorded derivative expense of ($2,446,918) and $0 for the three months ended and ($7,410,369) and $0 for the nine months ended September 30, 2016 and 2015, respectively.

The Company recorded loss on disposition of debt as a result of conversion to Common Stock and Preferred Stock of ($22,121,217). The loss was a result of the conversion value of the shares received exceeded the face value of the note.

Note 10 Debt Issue Costs

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Debt Issuance Costs	$316,77	$316,77
Total	316,77	316,77
Less: Accumulated Amortization	316,77	(302,192)
Debt Issuance Costs	$—	$14,605

The Company recorded amortization expense of $0 and $39,441 for the three months ended September 30, 2016 and 2015, respectively, and $14,605 and $117,098 for the nine months ended September 30, 2016 and 2015, respectively.

Note 11 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable, however, none were applicable as of September 30, 2016 and December 31, 2015.

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

Table Of Contents	22

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $319,170 and $170,699 for the nine months ended September 30, 2016 and 2015, respectively.

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

Note 12 Stockholders Deficit

(A) Common Stock

For the nine months ended September 30, 2016 and year ended December, 31 2015, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
2015 Equity Transactions

Common stock issued per Waiver and Conversion Agreement	(1)	$1,718,585	$429,646	$0.25

Common stock issued per Employment Agreement of CEO	(2)	750,000	173,688	0.25

Common stock issued per Stock Rights Offering	(3)	3,782,666	2,210,032	0.60

Common stock issued per Stock Rights Offering- to be issued	(4)	500,000	500,000	1.00
December 31 2015		6,751,251	$3,313,366	$0.25-1.00
Common Stock issued Board of Directors Compensation	(5)	62,000	42,000	0.60-1.00

Common stock issued per Waiver and Conversion Agreement	(6)	1,790,092	822,524	0.25-.625

Common Stock offering	(7)	3,155,000	7,538,000	1.00-2.70

Common Stock Award	(8)	25,000	15,000	0.60

Common Stock Issued for Services	(9)	300,000	136,250	0.25-1.00

Common Stock Issued for Conversion of Debt	(10)	243,156	816,789

September 30, 2016		5,575,248	$9,370,563	$0.25-2.65

Table Of Contents	23

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

(6)	Shares Issued in Connection with the Notes or Agreements to Convert

In connection with the Agreement and Waiver and Agreement to Convert, as of the nine months ended September 30, 2016, the Company issued an additional 2,343,191 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $585,798.

Table Of Contents	24

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

In July 2016 the Company completed an offering for 30,000 shares at $2.60 and an additional 150,000 shares at $2.70 in two separate offerings.

(8)	Shares Issued Pursuant to Stock Awards.

In September 2016, the Company issued 25,000 shares in stock awards at $0.60 per share.

(9)	Shares Issued for Services

In September 2016, the Company issued 300,000 shares issued representing $136,250 in services received. The share conversions were in a range of $0.25 to $1.00 per share.

(10)	Shares Issued in Conjunction with Retirement of Debt

In accordance with the Notes, 243,156 shares were issued for the retirement of debt during the period.

(B) Stock Options

The following is a summary of the Company’s stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance- December 31, 2014	200,000	0.375	2.18	$324,829
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- December 31, 2015	200,000	0.375	2.18	$324,829
Exercised	—	—	—	—
Granted	1,150,000	0.835	1.38	$1,700,000
Forfeited/Cancelled	—	—	—	—
Balance- September 30, 2016	1,350,000	0.835	1.38	$1,700,000

Table Of Contents	25

(C) Warrants Issued

The following is a summary of the Company’s stock option activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2014	9,728,984	0.375	3.9
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2015	9,728,984	$0.375	3.2
Issued	3,016,667	$3.45	1.68
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, September 30, 2016	12,745,651	$1.1	3.37

(D) 2015 Stock Incentive Plan

On April 27, 2015, the Board approved the Company’s 2015 Stock Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Board has the sole authority to implement, interpret, and/or administer the Incentive Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the Incentive Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the Incentive Plan to an officer of the Company. The Incentive Plan relates to the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the Incentive Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the Incentive Plan will be nonqualified options not intended to qualify as Incentive Stock Options ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options described.

The Incentive Plan further provides that awards granted under the Incentive Plan cannot be exercised until a majority of the Company’s shareholders have approved the Incentive Plan. The Incentive Plan which became effective July 31, 2016

(D)	Issuance of Convertible Preferred Stock

During the quarter ended the Company offered current note holders the convert their shares to Preferred Stock (see Note 7 (C )). In conjunction with that offered the company issued 7,080,000 shares of Preferred Stock value of $24,072,000. The valuation was based on a share price of $3.40 which was the closing price on the OTC of the Company’s stock on September 1, 2016.

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

The minimum rent obligations are approximately as follows:

Table Of Contents	26

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2016	16,418	-	16,418
2017	65,700	-	65,700
2018	66,508	-	66,508
2019	22,384	-	22,384

Total	$171,010	$-	$171,010

(B)	Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares of the Company’s common stock to him, which vested and were issued as follows: 250,000 shares after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (0.5%) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to one half of one percent (0.5%) of annual sales up to $20 million and one quarter of one percent (0.25%) for annual sales $20 million and 3% of annual net income.

On September 1, 2016, the Company entered into a new employment agreement with Mr. Campi. The agreement provides for a base salary of $150,000; 120,000 shares of The Company’s common stock in a “Sign On Bonus” which will vest December 31, 2017; 0.25% of annual gross sales and 3% of annual adjusted gross income in cash compensation and 0.50% of quarterly net income in options, the strike price to be determined at the time of grant. Such options will expire 5 years after issuance.

For the nine months ended September 30, 2016 and 2015, Mr. Campi earned approximately $23,000 and $11,000 respectively, under this agreement. No stock or options have been issued.

(C)	Chairman Agreement

The Company has a 3 year consulting agreement with a director which expires in November 2016, and carries an annual payment of $150,000 cash, stock or 5 year options equal to one half of one percent (0.5%) of the Company’s annual net sales. For the nine months ended September 30, 2016 and 2015, Mr. Kohen earned approximately $28,000 and $11,000, respectively, under this agreement. No stock or options have been issued.

On September 1, 2016 the Company modified the above agreement. The compensation was changed to $250,000 per annum, an annual grant of the Company’s common stock of 340,000 shares which vest in its entirety January 1, 2019; Stock options equal to .005% of the Company’s gross revenue with 5 year vesting. In addition the Chairman was granted a “Sign On Bonus” of 120,000 shares of the Company’s common stock which will vest January 1, 2020 and a supplemental bonus of options which is tied to the stock performance of the Company.

(D)       Employment Agreement – President

On August 16, 2017 the Company entered into an Employment Agreement with Mark Wells, its new President. Mr . Wells receives a salary of $250,000; 1,025,000 shares in the Company’s common stock which will vest in its entirety January 1, 2019; 0.25% of the Company’s net revenue and a “Sign on Bonus” of 120,000 shares of the Company’s common stock which vests January 1, 2017. For the nine months ended September 30, 2016, Mr. Wells was issued 100,000 shares of the Company’s common stock and earned $10,000 in commissions pursuant to the terms of a Consulting Agreement, dated June 1, 2015, between the Company and Mr. Wells, whereby Mr. Wells provided independent sales consultant services.

(D)	Employment Agreement – Chief Operating Officer

Effective July 1, 2016, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer. Ms. Barron receives a base salary of $120,000 per year  and incentive compensation equal to 0.25% of the Company’s net revenue paid in cash. For the nine months ended September 30, 2016, Ms. Barron earned approximately $5,100 under this agreement.

Table Of Contents	27

Note 14 Subsequent Events

Since October 1, 2016, the Company has issued 5,576,936 shares of Preferred Stock, representing $1,394,234 in Note principal. In total from August 15, 2016 through November 14, 2016, the Company has issued 240,000 shares of its common stock, representing $60,000 in Note principal, and 12,656,936 shares of Preferred Stock, representing $3,164,234 in Note principal, in connection with the August 2016 Election. The Company will issue an additional 800,000 shares of Preferred Stock, representing $200,000 in Note principal, upon receipt of complete paperwork and original Notes (or in the alternative, a Declaration of Loss of Security) from the respective Investors. All issuances of capital stock in the August 2016 Election will be made only for principal balances due under the Notes, and all interest has been or will be paid directly to the Investors.

Table Of Contents	28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Part I, Item 1 of this report.

Forward-Looking Statements

The information set forth in this Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in SQL Technologies Corp’s. revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

Table Of Contents	29

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

Results of Operations – For the Three-Months Ended September 30, 2016 Compared to the Three-Months Ended September 30, 2015

	September 30, 2016	September 30, 2015	$ Change	% Change

Revenue	$1,932,312	$262,897	$1,669,415	635.0%

Cost of sales	(1,593,926)	(248,675)	(1,345,251)	541.0%

Gross loss	338,386	14,222	324,164	2279.3%

General and administrative expenses	(1,613,880)	(1,220,844)	393,036	32.2%

Loss from Operations	(1,275,494)	(1,206,622)	(68,872)	5.7%

Other Income / (Expense)	(27,886,594)	(8,873,802)	(19,012,792)	214.3%

Net Loss	$(29,162,088)	$(10,080,424)	$(19,081,664)	189.3%
				.
Net loss per share - basic and diluted	(0.62)	(0.25)	(0.37)	148.0%

Revenue

We had revenue of $1,932,312 for the three-month period ended September 30, 2016, as compared to revenue of $262,897 for the three-month period ended September 30, 2015.

Cost of Sales

We had a cost of sales of $1,593,926 for the three-month period ended September 30, 2016, as compared to a cost of sales of $248,675 for the three-month period ended September 30, 2015. The increase is associated with the increase in sales.

Gross Profit

We had gross profit of $338,386 for the three-month period ended September 30, 2016, as compared to gross profit of $14,222 for the three-month period ended September 30, 2015. The increase in gross profit as a percent of sales of 17.5% for the current quarter compared with 5.4% in the previous year quarter is attributable to the mix of on-line sales as well as better pricing structure as the Company’s relationships with new customers evolve.

Table Of Contents	30

General and Administrative Expenses

General and administrative expense increased to $1,613,880 during the three-month period ended September 30, 2016, from $1,220,884 for the three-month period ended September 30, 2015.

The increases in the general and administrative expenses were primarily due to additional business activity including:

•	$124,200 Commission expense associated with increased sales
•	$ 63, 200 Warehouse and product quality/production oversite
•	$ 51,000 Payroll and related expenses
•	$ 49,100 Consulting associated with business and web activities
•	$ 47,600 Tooling and trade for manufacturing quality reviews
•	$ 15,732 Insurance for liability, Directors and Officers and Health
•	$ 13,200 Increased travel

Loss from Operations

Loss from operations was $(1,275,494) for the three month period ended September 30, 2016 compared to $(1,206,662) for the same period in the prior year and represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses increased $(19,012,792) to $(27,886,594) for the three-month period ended September 30, 2016, from $(8,873,802) for the three-month period ended September 30, 2015. The change is associated with a $(22,302,013) non-cash loss on the extinguishment of convertible debt to Preferred Stock. In the exchange, the value of the convertible debt and its derivatives was recognized  at that time. This was offset by a $4,180,225 reduction in the change in fair value of the embedded derivative liability of remaining notes and an increase of $(2,446,918) in non-cash derivative expense associated with an increase in the value of the Company’s common  stock from $0.60 to $2.70 per share. This increase was offset by a $740,470 decrease in interest expense.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the three-month period ended September 30, 2016 was approximately $(29,162,088) and $(10,080,424) per share, respectively, as compared to the three-month period ended September 30, 2015, where net loss was approximately $(0.62) and $(0.25) per share, respectively.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the three-month period ended September 30, 2016 was approximately $(29,162,088) and $(10,080,424) per share, respectively, as compared to the three-month period ended September 30, 2015, where net loss was approximately $(0.62) and $(0.25) per share, respectively.

Results of Operations – For the Nine-Months Ended September 30, 2016 Compared to the Nine-Months Ended September 30, 2015

	For the nine months ended
	September 30, 2016	September 30, 2015	$ Change	% Change

Revenue	$5,534,741	$2,482,035	$3,052,706	123.0%

Cost of sales	(4,848,476)	(2,195,655)	(2,652,821)	120.8%

Gross loss	686,265	286,380	399,885	139.6%

General and administrative expenses	4,550,323	3,741,198	809,125	21.6%

Loss from Operations	(3,864,058)	(3,454,818)	(409,240)	11.8%

Other Income / (Expense)	(69,070,279)	(9,631,670)	(59,438,609)	617.1%

Net Loss	$(72,934,337)	$(13,086,489)	$(59,847,848)	457.3%
				.
Net loss per share - basic and diluted	(1.63)	(0.34)	(1.29)	379.4%

Table Of Contents	31

Revenue

We had recorded revenue of $5,534,741 for the nine-month period ended September 30, 2016, as compared to revenue of $2,482,035 for the nine-month period ended September 30, 2015. The 123.0% increase is due to an increase in business with existing customers and the addition of new customers.

Cost of Sales

We had a cost of sales of $4,848,476 for the nine-month period ended September, 30, 2016, as compared to a cost of sales of $2,195,655 for the nine-month period ended September 30, 2015. The increase is associated with the increase in sales.

Gross Profit

We had gross profit of $686,265 for the nine-month period ended September 30, 2016, as compared to gross profit of $286,380 for the nine-month period ended September 30, 2015. The increase in gross profit as a percent of sales to 12.4% compares with 11.4% for the same period in 2015 and is attributable to better pricing strategies and mix of on-line sales to large retailers.

General and Administrative Expenses

General and administrative expense increased $809,125 to $4,550,323 during the nine-month period ended September 30, 2016 from $3,741,198 for the nine-month period ended September 30, 2015.

The increases in the general and administrative expenses were due to the following significant items:

·	$145,000 Warehouse and product quality/production oversite
·	$132,700 increase in sales commissions
·	$108,000 increase in China operations
·	$93,600 Payroll and related expenses
·	$75,500 Legal expenses associated with public company and offering activity
·	$75,100 Consulting associated with business and web activities
·	$72,800 Travel and Tooling for China operations
·	$55,900 Insurance for liability, Directors and Officers and Health
·	$26,800 Rent expense net of sub-lease
·	$23,113 Increased travel associated with sales

Further, decreases in certain items of general and administrative expenses were attributable to the following:

·	$(27,200) Marketing expenses
·	$(18,900) Accounting fees

Loss from Operations

Loss from operations was $(3,864,058) for the nine month period ended September 30, 2016 compared to $(3,454,818) for the same period in the prior year and represents the increase in general and administrative expenses offset by the increase in gross profit on sales for the periods presented.

Table Of Contents	32

Other Income (Expense)

Total other expenses increased $(59,847,848) to $(69,070,279) for the nine-month period ended September 30, 2016, from $(9,631,670) for the nine-month period ended September 30, 2015. The change is associated with a $(38,644,799) increase in the charge for fair value of the embedded derivative liability and an increase of $(7,410,369) non-cash derivative expense associated with an increase in the value of the Company’s common stock from $0.60 to 2.70 per share. The Company recorded a $(22,302,013) non-cash loss on extinguishment of debt. The Company’s recent private placement of common stock impacted the Black Scholes calculation of the intrinsic value of the equity component. This increase was offset by a $1,371,261 decrease in interest expense.

Net Loss and Net Loss per Share

The Company’s net loss for the nine-month period ended September 30, 2016 was $(72,934,337) or $(1.63) per share, as compared to a net loss of $(13,066,489) or $(0.34) per share for the same period in 2015. The net loss includes non-cash derivative related and debt extinguishment expenses of $(68,932,385) and $(7,357,719) for 2016 and 2015, respectively as detailed above.

Interest Expense

The following table details the Company’s interest expense components:

	For the nine months ended September 30,
	2016	2015

Interest accrued on Notes outstanding.	$388,170	$517,748
Interest on Notes Payable	25,632	17,848
TOTAL INTEREST EXPENSE – Notes Payable	413,802	535,596
Amortization of Debt Issue Cost	14,605	117,098
Amortization of Debt Discount	474,283	1,621,257
	$902,690	$2,273,951

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. As a result, the Company has raised additional funds through the sale of its common stock. The Company has also entered into a Line of Credit with a third party which will supply it with $10,000,000 to support its purchase orders, inventory and other working capital needs. As of September 30, 2016 the Company had $6,993,876 available under the Line of Credit. Management believes that with the stock sales consummated and the availability of the working capital Line of Credit, it has sufficient liquidity for the next twelve months.

For the nine-months ended September 30, 2016, the Company used $5,336,371 of cash for operations as compared with $2,865,936 used for the same period in 2015. The increase in cash used for operations was due to an increase in the Company’s net loss of $(72,934,337), offset by non-cash expenses of $38,644,799 change in derivative liability, $7,410,369 loss in derivative expense and $22,302,013 loss in early extinguishment of debt. Net funds used for working capital was $2,334,539 due to an increase in accounts receivable and inventory of $(3,509,844), partially offset by an increase of $1,533,106 in accounts payable.

For the nine-months ended September 30, 2016, cash flows used ($33,714) for investing activities as compared with ($31,355) used for the same period in 2015. The investments were for patents costs and fixed assets.

For the nine months ended September 30, 2016, cash flows provided from financing activities amounted to $9,916,860 in cash equivalents for the nine-months ended September 30, 2016, as compared with $2,323,277 in the same period in 2015.

Table Of Contents	33

As a result of the above operating, investing and financing activities, the Company provided $4,546,775 in cash equivalents for the nine-months ended September 30, 2016, as compared with ($574,014) used during the same period in 2015. The Company had $4,997,643 in cash and cash equivalents at September 30, 2016 as compared to $667,473.

The Company had a working capital deficit of $(22,727,265) as of September 30, 2016, as compared to $(28,174,512) as of December 31, 2015 which includes $(25,016,860) in derivative liabilities and an increase in inventory and accounts receivable, offset by an increase in accounts payable.

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

Table Of Contents	34

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

Table Of Contents	35

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

Table Of Contents	36

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table Of Contents	38

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

Table Of Contents	39

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

Table Of Contents	40

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Table Of Contents	41

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The transactions described below were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering.

On September 22, 2016, the Company issued 100,000 shares of its common stock to Mark J. Wells, the Company’s President, which vested pursuant to the terms of a Consulting Agreement, dated June 1, 2015, between the Company and Mr. Wells, whereby Mr. Wells provided independent sales consultant services. The services were rendered prior to Mr. Well’s becoming the Company’s President.

On September 22, 2016, the Company issued 150,000 shares of its common stock to Mark J. Wells, the Company’s President, pursuant to an Executive Employment Agreement dated August 17, 2016, in exchange for a cash investment made by Mr. Wells of $405,000, for a price per share of $2.70. In connection with the investment, the Company granted purchase options to Mr. Wells to purchase up to 750,000 shares of its common stock exercisable at a price per share of $3.00, which will fully vest on January 1, 2017 and will expire on January 1, 2022.

On or about September 22, 2016, the Company entered into a securities subscription agreement with an accredited investor, as defined under Regulation D, Rule 501 of the Securities Act (the “August Subscription Package”), pursuant to which the Company sold (i) 30,000 shares of the Company’s common stock at a purchase price of USD $2.60 per share, (ii) an option to purchase an additional 30,000 shares of the Company’s common stock at a purchase price of USD $2.60 per share within 90 days of the initial closing, (iii) a three-year common stock purchase warrant to purchase up to 60,000 shares of the Company’s common stock (or 120,000 shares if the option in item (ii) is exercised) at an exercise price ranging between USD $3.00 and USD $3.50 per share (depending on the date of exercise), and (iii) a right to subsequently receive warrants to purchase up to 120,000 shares of the Company’s common stock at USD $3.00 per share, which will become issuable upon (a) the Company meeting specified thresholds based on the Company generating earnings before interest, taxes, depreciation and amortization (EBITDA) ranging from $26.9 million to $76.9 million in a fiscal year during the warrant term, (b) completion of a private placement of a minimum of $15,000,000 at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000, or (c) the sale of at least fifty percent (50%) of its assets at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000 (the “May 2016 Private Placement”). On September 22, 2016, the Company issued 30,000 shares of its common stock to an accredited investor in connection with the foregoing, and received a cash investment of $78,000. Net proceeds were used for the Company’s general working capital. Additional information concerning the use of proceeds from the Stock Offering can be found in the subsection titled “Liquidity and Capital Resources” found in Part I, Item 2 above, which is incorporated by reference into this Part II, Item 2.

The August 2016 Preferred Stock Election

In July 2016, the Company requested the holders of its Secured Convertible Promissory Notes dated November 26, 2013, May 8, 2014 and June 25, 2014 (each a “Note” and collectively, the “Notes”) to indicate its election (the “August 2016 Election”) to (i) redeem its Note, (ii) convert its Note into the Company’s common stock or (iii) the “Preferred Option” to convert its Note into shares of the Company’s Class A Convertible Preferred Stock (“Preferred Stock”), in each case by August 15, 2016.

Prior to the August 2016 Election, several holders of the Notes had previously elected to receive payment in cash, or convert their Notes into shares of the Company’s common stock, but most holders of the Notes had agreed to forbear making an election under their Notes until July 31, 2016, pursuant to one or more forbearance agreements, during such time interest under their respective Notes continued to accrue interest. Because the Company requested that holders make their August 2015 Election by August 15, 2016, the Company extended the period of interest accrual and repaid the interest accrued under such forbearance agreements through August 15, 2016. Pursuant to August 2016 Elections received, the Company thereafter issued shares of the Company’s common stock and Preferred Stock, as applicable, in exchange for the principal balance of the Notes.

Table Of Contents	42

For those holders electing the Preferred Option, each holder received shares of the Preferred Stock on a 1 to 1 ratio to the number of shares of the Company’s common stock which were then convertible as unpaid principal under such holder’s respective Note. The Preferred Stock is convertible into shares of the Company’s common stock at the same conversion price as the Notes (i.e., USD $0.25 per share), and pay interest quarterly at a rate of six percent (6%). The Preferred Stock will be convertible upon the election of the holder thereof.

Each holder electing the Preferred Option entered into an amendment to its Note, providing that the Note is convertible into the Preferred Stock rather than the Company’s common stock (the “Note Amendment”). In addition, each holder entered into a lock-up agreement, whereby the holder agreed not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of the Company’s common stock it then holds, (ii) the shares of Preferred Stock obtained upon conversion of its Note, and (iii) the shares of the Company’s common stock underlying the Preferred Stock (the “Lock-Up Agreement”). More than a majority of the noteholders of the then-outstanding Notes entered into the Note Amendment or otherwise consented to the Note Amendment, and the Note Amendments, conversion to Preferred Stock and Lock-Up Agreement were entered into effective as of August 15, 2016.

As of November 14, 2016, pursuant to all August 2016 Elections, the Company has issued the following:

·	240,000 registered shares of the Company’s common stock, representing $60,000 in outstanding Note principal balance.
·	12,656,935 shares of the Preferred Stock, representing $3,164,234 in outstanding Note principal balance.

Based on August 2016 Elections received, the Company will issue an additional 800,000 shares of Preferred Stock, representing $200,000 in Note principal, upon receipt of complete paperwork and original Notes (or in the alternative, a Declaration of Loss of Security) from the respective Note holders. Two individuals holding Notes representing an aggregate principal balance of $100,000 have not responded to the August 2016 Election. All issuances of capital stock in the August 2016 Election have been or will be made only for principal balances due under the Notes, and all interest under the Notes has been or will be paid directly to the Investors.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On November 7, 2016, the Company’s Board of Directors approved the terms and conditions of an Executive Employment Agreement, dated effective July 1, 2016, between Patricia Barron and the Company (the “COO Agreement”), whereby Ms. Barron will continue to serve as the Chief Operations Officer of the Company.

The COO Agreement provides that Ms. Barron will serve for an initial term of two years (the “Initial Term”), which may be renewed by the mutual agreement of Ms. Barron and the Company. Subject to other customary terms and conditions of such agreements, the COO Agreement provides that Ms. Barron will receive a base salary of $120,000 per year. As further consideration, the COO Agreement includes incentive compensation equal to one quarter of one percent of the Company’s net revenue paid in cash on an annual or quarterly basis. Pursuant to the CEO Agreement, if terminated without cause during the Initial Term, the Company shall pay to Ms. Barron (a) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the Initial Term, and (b) all due but unpaid incentive compensation. For any other termination during the Initial Term, Ms. Barron shall receive payment of salary, at the then current rate, through the date termination is effective and any due but unpaid incentive compensation. The foregoing summary of the COO Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Wells COO Agreement, filed hereto and incorporated herein by reference.

Table Of Contents	43

Ms. Barron has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no family relationships required to be disclosed pursuant to Item 404(d) of Regulation S-K, and the Company has not entered into or adopted a material compensatory plan to which its principal executive officers participate or are a party.

Item 6. Exhibits

(b)       Exhibit Index

No.	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended.	(1)
3.2	The Company’s Bylaws	(2)
10.1	The Company’s Certificate of Designation	(5)
10.2	Form of November 2015 Forbearance Agreement.	(3)
10.3	Form of February 2016 Forbearance Agreement.	(4)
10.4	Form of May 2016 Forbearance Agreement.	(5)
10.5	Form of Amendment No. 1 to Secured Convertible Promissory Note	(5)
10.6	Form of Lock-Up Agreement	(5)
10.7	Executive Employment Agreement, dated August 17, 2016, between the Company and Mark J. Wells	(6)
10.8	Executive Employment Agreement, dated September 1, 2016, between the Company and John P. Campi	(6)
10.9	Chairman’s Agreement, dated September 1, 2016 between the Company and Rani Kohen	(6)
10.10	Executive Employment Agreement, dated July 1, 2016, between the Company and Patricia Barron	(1)
10.11	Form of Securities Subscription Agreement, including the terms to issue Volume Warrants, Form of Option Agreement, and form of Common Stock Purchase Warrant used in the August 2016 Private Placement.	(1)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

_______________________
(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.
(3)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on January 11, 2016, and declared effective on January 20, 2016.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016.

Table Of Contents	44

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Table Of Contents	45