Form 10-K
period 2016-12-31
SQL Technologies Corp.
filed 2017-03-31
CIK 1598981

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

Commission File Number: 333-196735

SQL TECHNOLOGIES CORP.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate value of the registrant’s common stock held by non-affiliates of the registrant was $121,038,692 on June 30, 2016, based on the value per share of common stock in the Company in its most recent private placement of securities on that date, which was $2.60 per share.

As of March 30, 2016, the registrant had 48,943,166 shares of common stock, no par value per share (“Common Stock”), issued and outstanding and 13,256,936 shares of Series A Convertible Preferred Stock, no par value per share (“Series A Preferred Stock”), issued and outstanding.

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

Corporate History and Information

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

The SQL Technology

The SQL Technology is basically characterized as an attachment fitting plug and mounting receptacle used to install lighting fixtures and ceiling fans. The SQL Technology replaces the traditional mounting bar found in existing electrical junction boxes, converting the mounting system into a weight bearing plug with no exposed wires. Our technology could transform the lighting fixture and ceiling fan industry. Using the SQL Technology, anyone can safely install lighting fixtures and ceiling fans in minutes. Professional electricians as well as “Do it Yourself” installers will benefit from our technology. The SQL Technology is Underwriters Laboratories (UL) listed for USA and Canada, is licensed by GE and achieved National Electrical Code (NEC) (or NFPA 70) status in its 2017 edition.

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

In February 2015, we received an updated Underwriters Laboratories (UL) Listing for the SQL Technology, which expanded the type of products that we will be able to use with the SQL Technology. This listing expanded the voltage and amperage that our product is rated for and will allow for additional fixtures, such as heating elements to be incorporated into our ceiling fans.

We have been working with several well established factories producing ceiling fans and lights in Peoples Republic of China. Most, if not all, of these factories have been in business for over 20 years and follow strict human rights and sustainability protocols.

Table Of Contents	1

Smart SQL

The Company is developing smart home technology applications for products using the SQL Technology called “Smart SQL”, which incorporate Bluetooth and Wi-Fi capabilities to enable remote control and automation of such products and appliances. The Company believes that the combination of its quick connect technology, the inclusion of Smart SQL and its growing product lines will uniquely position the Company in the marketplace.

Intellectual Property

We believe the SQL Technology and the forthcoming Smart SQL provides the Company with a competitive advantage in the lighting and ceiling fan fixture marketplace. We protect the SQL Technology through the use of an intellectual property protection strategy that is focused on patent protection. As of July 15, 2016, we have three issued U.S. patents relating to our quick connect device for electrical fixtures. We also have patents in China (two issued patents) and India (one issued patent and one pending patent application), which protects different aspects of the same SQL Technology as the three issued U.S. patents. The Company sought intellectual property protection of the SQL Technology in China due to its current manufacturing operations and prospective sales in China’s market, and sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of the SQL Technology and potential operations of the Company. We intend to maintain this intellectual property protection for the SQL Technology.

The issued patents are directed to various aspects of our plug and socket combination that comprise the quick connect device. The issued patents provide patent protection for our quick connect device, regardless of the electrical fixture used with the quick connect device. As further innovations are developed, we intend to seek additional patent protection to enhance our competitive advantage.

Company Name Change

The development of smart home applications into the SQL Technology inspired management to change the Company’s name to one that better denotes the diversification in its product line introduced by the inclusion of its Smart SQL. The Company’s Board of Directors (the “Board”), and on June 8, 2016, a majority of the shareholders of the Company, approved a name change from Safety Quick Lighting & Fans Corp. to SQL Technologies Corp. Henceforth, further reference to the Company will be “SQL Technologies Corp.” or the “Company”.

Our Business Model and Strategy

Safety Quick Light LLC began marketing the SQL Technology in 2007 for installation in light fixtures and ceiling fans during manufacturing and as a kit for installing the SQL Technology in existing light fixtures and ceiling fans. The Company sold 800,000 units of the SQL Technology OEM (“Original Equipment Manufacturer”) to lighting manufacturers and retailers who installed the socket and plug technology into their lighting fixtures for sale at retail stores. The Company also sold, directly to the retailers, 100,000 ceiling fans with the SQL Technology embedded into the product. With the achievement of the License Agreement (as defined below) with General Electric, our management team determined that it could improve its gross margins if it were to market light fixtures and ceiling fans with the SQL Technology already installed on fixtures, instead of marketing the SQL Technology as an add-on device. Our management team also determined that it might be necessary to offer light fixtures and ceiling fans under the License Agreement without the SQL Technology for initial orders from big box retailers, to achieve acceptance as a supplier and to provide retailers time to determine market demand for the GE labeled products (collectively, our “Business Model”). During the first quarter of 2010, the Company’s management took the first of several steps toward implementing our Business Model and discontinued marketing the SQL Technology as an add-on device. To support the Company’s marketing efforts to its target market, entered into a sales and marketing agreement with Design Solutions International, Inc. (“DSI”), a privately held, lighting industry design and marketing firm, which was acquired by NBG Home, a leading global designer, manufacturer and marketer of home décor products, in 2015. In the latter half of 2016, the Company took further steps to bolster its sales and marketing effort by hiring electronic and lighting industry executives, all of whom had previously worked at General Electric.

The License Agreement

Company management then took the next step in furtherance of our Business Model and sought the endorsement of the SQL Technology from General Electric. During 2010 and 2011, GE tested the SQL Technology and in June 2011, GE and SQL Lighting & Fans, LLC, a subsidiary of the Company, entered into a trademark licensing agreement (the “License Agreement”) under which SQL Lighting & Fans, LLC was licensed to use the GE monogram logo on its devices and certain other trademarks on its ceiling fans and light fixtures through December 31, 2017. The License Agreement requires the Company to pay a percent of revenue generated on our products using the GE monogram logo as a license fee, including a minimum license fee payment during the term, and in exchange, the License Agreement enables the Company to market ceiling fans and light fixtures with and without the SQL Technology using the GE logo. The License Agreement imposes certain manufacturing and quality control conditions that we must maintain. In addition to marketing ceiling fans and light fixtures under the GE logo and trademarks, the Company has the right to offer private label ceiling fans and light fixtures with its technology installed to retailers that market private label products.

Table Of Contents	2

The License Agreement was amended in April 2013 to extend its term through December 31, 2017 and to revise the required minimum license fees, and in July 2014 to remove minimum license fees for 2014. The License Agreement was further amended in August 2014 to, among other things, extend the term through November 30, 2018 and set forth a new royalty calculation beginning December 1, 2013 and continuing through the term of the License Agreement. The current License Agreement provides that royalties due to GE will be tiered, based on a declining percentage of net sales in each Contract Year, paid quarterly, as follows:

Net Sales in Contract Year	Royalty as a Percentage of Net Sales
$0 - $50,000,000	7%
$50,000,001 - $100,000,000	6%
$100,000,001+	5%
Net Sales Made	Quarterly Payment Due Date
December 1 through February 28/29	26-Mar
March 1 through May 30	26-Jun
June 1 through August 31	26-Sep
September 1 through November 30	26-Dec

The Company is obligated to pay to GE a royalty minimum of $12,000,000 in the aggregate during the term of the License Agreement. If, at the end of the term of the License Agreement, the total of all royalty payments paid pursuant to the License Agreement does not total $12,000,000, the Company must pay to GE the difference between $12,000,000 and the amount of royalties actually paid to GE through the end of the term of the License Agreement.

Trade Distribution Channels

In furtherance of our Business Model, the Company sought to establish trade distribution channels with key retailers. In July 2012, the Company entered into a sales and marketing agreement with Design Solutions International, Inc. (“DSI”), a privately held, lighting industry design and marketing firm. In 2015, DSI was acquired by NBG Home, a leading global designer, manufacturer and marketer of home décor products. Under the terms of the DSI Agreement, which remains in effect, DSI serves as the Company’s exclusive sales representative for all its products and goods in the United States and Canada. For its services, DSI receives a commission based on net sales. In addition to DSI’s sales and marketing support, the Company’s products will also be sold through GE’s lighting sales group as a condition of the License Agreement.

With the recent addition of lighting and electronic sales and marketing professionals to its management team, the Company is further strengthening its distribution efforts to key retailers and is launching a distribution effort to commercial entities such as home builders and hotels. In addition, the Company expanded its target market to include commercial entities.

Third Party Manufacturing

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

Line of Credit

On April 13, 2016, the Company entered into a Line of Credit Promissory Note with a third party (the “Line of Credit”) in the principal sum of up to ten million U.S. Dollars (USD $10,000,000). The Line of Credit provides for monthly payments of interest at eight percent (8%) per annum on outstanding principal, and matures on December 31, 2017, at which time the full principal amount and accrued but unpaid interest become due. The Line of Credit is used to fund the production of our products with our third-party manufacturers and is repaid upon the sale or delivery of the product to our customers.

Management and Personnel

Beginning in 2015 and throughout 2016, we began building our sales and marketing team by hiring electronic and lighting industry executives, many of whom had previously worked at General Electric. Michael Perrillo, former CEO from DSI, joined the Company as a full-time consultant to enhance and expand sales objectives, particularly toward construction/builders, hotels and other sales channels that the Company is targeting. In June 2015, Mark Wells joined the Company as a consultant to provide product promotion and other sale consulting services, and in August 2016, Mark Wells was hired as our President. Also during 2016, we hired a Vice President of Retail Sales, Vice President of Commercial Sales and Senior Vice President or Product Development.

Table Of Contents	3

During 2016, the Company continued to expand its staff and team of engineers to develop the SQL Technology and Smart SQL.

Capital Fundraising, Previous Offerings and Stock Sales

In 2013 and 2014, the Company obtained capital resources necessary to begin implementation of its Business Model pursuant to the Notes Offering (as defined below), and during 2015 and 2016, through additional stock offering and private sales, the Company obtained additional capital resources to further implement its Business Model.

The Notes Offering; Issuance of Series A Preferred Stock

From November 2013 through June 2014, the Company raised capital resources pursuant to an offering (the “Notes Offering”) of its 12% and 15% Secured Convertible Promissory Notes, convertible into shares of Common Stock at $0.25 per share (each a “Convertible Note” and collectively, the “Convertible Notes”), and five (5) year common stock warrants to purchase shares of Common Stock at $0.375 per share (each a “Note Warrant” and collectively, the “Note Warrants”). On November 26, 2013, May 8, 2014 and June 25, 2014 we concluded closings of the Notes Offering with certain accredited investors (which in all cases herein, is as defined under Regulation D, Rule 501 of the Securities Act), in the aggregate principal amount of $4,270,100. Investors in the Notes Offering also received registration rights, whereby the Company agreed to prepare and file a registration statement registering the shares underlying the Convertible Notes and Note Warrants within sixty (60) days after the applicable closing, and to cause such registration statement declared effective by the SEC within ninety (90) days thereafter (the “Note RRAs”).

Notes Offering Related Issuances

Pursuant to a letter agreement, dated January 23, 2015, between the Company and most holders of the November 26, 2013 and May 8, 2014 Convertible Notes, the Company issued 2,343,191 shares of Common Stock upon conversion of the following amounts, as applicable, at a price of $0.25 per share: (i) penalties accrued under the Note RRAs, because the Company was unable to file a registration statement and to have it declared effective on time, pursuant to the terms of the Note RRAs dated as of November 26, 2013 or May 8, 2014; (ii) interest accrued pursuant to an Agreement and Waiver, dated December 11, 2014, between the Company and most holders of the November 26, 2013 Convertible Notes, which extended the due date for the first interest payment under such holders’ Convertible Notes for 90 days, in exchange for capitalization of such interest due at a rate of 12% per annum; and (iii) the first interest payment due under each such holder’s November 26, 2013 Convertible Note.

Forbearance

Between November 2015 and July 2016, most holders of the Convertible Notes agreed to forbear making an election under their respective Convertible Notes until (ultimately) August 15, 2016, pursuant to one or more forbearance agreements, as applicable, during such time interest under their respective Convertible Notes continued to accrue. Interest amounts due through August 15, 2016 were paid in full by such date.

The August 2016 Series A Preferred Stock Election

In July 2016, the Company requested that each holder of Convertible Notes indicate its election to (i) redeem its Convertible Note, (ii) convert its Convertible Note into shares of Common Stock or (iii) convert its Convertible Note into shares of Class A Preferred Stock (the “Preferred Option”), in each case by August 15, 2016. For those holders electing the Preferred Option, each holder received shares of Class A Preferred Stock on a 1 to 1 ratio to the number of shares of Common Stock which were then convertible as unpaid principal under such holder’s respective Convertible Note. The Class A Preferred Stock is convertible into shares of Common Stock at the same conversion price as the Convertible Notes (i.e., USD $0.25 per share), and pays interest quarterly at a rate of six percent (6%). The Class A Preferred Stock will be convertible upon the election of the holder thereof.

Each holder electing the Preferred Option entered into an amendment to its Convertible Note, providing that the Convertible Note is convertible into shares of Series A Preferred Stock, rather than shares of Common Stock (the “Note Amendment”). In addition, each holder entered into a lock-up agreement, whereby such holder agreed not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of Common Stock it then held, (ii) the shares of Series A Preferred Stock obtained upon conversion of its Convertible Note, and (iii) the shares of Common Stock underlying the Series A Preferred Stock (the “Note Lock-Up Agreement”). More than a majority of the holders of the then-outstanding Convertible Notes entered into the Note Amendment or otherwise consented to the Note Amendment, and the Note Amendments, conversion to Series A Preferred Stock and Note Lock-Up Agreement were entered into effective as of August 15, 2016.

Table Of Contents	4

Prior to the August 2016 Election, several holders of the Convertible Notes had previously elected to receive payment in cash, or convert their Convertible Notes into shares of Common Stock, but most Convertible Notes remained outstanding. Pursuant to elections received and effective as of August 15, 2016, the Company thereafter redeemed or issued shares of Common Stock or Series A Preferred Stock, as applicable, in exchange for the principal balance of the Convertible Notes, as follows: (i) the payment of, in the aggregate, $200,000 in principal balance of two Convertible Notes; (ii) the issuance of 240,000 shares of Common Stock, representing $60,000 in outstanding Convertible Note principal balance; and (iii) the issuance of 13,256,936 shares of Series A Preferred Stock, representing $3,314,234 in outstanding Convertible Note principal balance.

As of March 30, 2017, one Convertible Note remains outstanding, which will be converted into 200,000 shares of Series A Preferred Stock, subject to receipt of complete paperwork from the respective Convertible Note holder. Interest under all other Convertible Notes has been paid and all such Convertible Notes have been terminated.

The 2015 Stock Offerings

Beginning in May 2015, we conducted an offering of up to $4,000,000 of restricted shares of Common Stock, no par value per share, at $0.60 per share to certain accredited and non-accredited investors (the “May 2015 Stock Offering”), and beginning in November 2015, we conducted an offering of up to $2,000,000 of restricted shares of Common Stock, no par value per share, at $1.00 per share to certain accredited and non-accredited investors (the “November 2015 Stock Offering”). In both offerings, the Company entered into a registration rights agreement with each investor, whereby the Company agreed to, and did, file a registration statement to register the subscribed for shares of Common Stock within one hundred fifty (150) days after the date of such agreement.

Between June 12, 2015 and November 6, 2015, the Company completed three closings of the May 2015 Stock Offering, representing aggregate gross proceeds to the Company of $2,269,600, and issued 3,782,666 shares of Common Stock. Between December 24, 2015 and February 19, 2016, the Company completed two closings of the November 2015 Stock Offering, representing aggregate gross proceeds to the Company of $800,000, and issued 800,000 shares of Common Stock.

The 2016 Stock Sales

On April 4, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold 2,000,000 shares of Common Stock at a purchase price of $2.50 per share, resulting in gross proceeds to the Company of $5,000,000 (the “April 2016 Stock Sale”). In addition, the Company issued to the investor a one-year warrant to purchase up to 1,666,667 shares of Common Stock at an exercise price of $3.00 per share. On March 24, 2017, such warrant was exercised in full, resulting in additional gross proceeds to the Company of $5,000,000, and the Company issued 1,666,667 shares of Common Stock.

On May 10, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold (i) 675,000 shares of Common Stock at a purchase price of $2.60 per share; (ii) a three-year warrant to purchase up to 1,350,000 shares of Common Stock at an exercise price ranging between $3.00 and $3.50 per share (depending on the date of exercise); and (iii) a right to subsequently receive Volume Warrants to purchase up to 1,350,000 shares of Common Stock at $3.00 per share (the “May 2016 Stock Sale”).

On September 22, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold (i) 30,000 shares of Common Stock at a purchase price of $2.60 per share, (ii) an option to purchase an additional 30,000 shares of Common Stock at a purchase price of $2.60 per share within 90 days (which such investor has provided notice of an intent to exercise), (iii) a three-year warrant to purchase up to 60,000 shares of Common Stock (or 120,000 shares if the option in item (ii) is exercised) at an exercise price ranging between $3.00 and $3.50 per share (depending on the date of exercise), and (iii) a right to subsequently receive Volume Warrants to purchase up to 120,000 shares of Common Stock at $3.00 per share (the “September 2016 Stock Sale”).

“Volume Warrants” refer to unissued warrants that will only become issuable upon (i) the Company meeting specified thresholds based on the Company generating earnings before interest, taxes, depreciation and amortization (EBITDA) in a fiscal year during the warrant term, (ii) completion of a private placement of a minimum of $15,000,000 at specified pre-money valuation thresholds, or (iii) the sale of at least fifty percent (50%) of the Company’s assets at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000.

The May 2016 Stock Sale resulted in aggregate gross proceeds to the Company of $1,755,000 and the September 2016 Stock Sale resulted in aggregate gross proceeds to the Company of $78,000. In addition, the Company could receive up to an amount between $4,230,000 and $4,935,000 in gross proceeds upon exercise of warrants issued in both sales, depending on the timing of such exercise, and could receive additional proceeds of up to $4,410,000, if all the Volume Warrants are subsequently issued and fully exercised by the holder thereof.

Also on September 22, 2016, the Company issued 150,000 shares of Common Stock to an accredited investor, in exchange for $405,000 in cash, for a price of $2.70 per share. In connection with the sale, the Company granted warrants to purchase up to 750,000 shares of Common Stock exercisable at a price per share of $3.00 per share, which expire on January 1, 2022.

Table Of Contents	5

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

To further bolster the Company’s competitive position, the Company has engaged the support of DSI, a lighting design and marketing firm whose existing customer base includes Walmart, Costco, The Home Depot, BJ’s Wholesale Club, Sam’s Club and other major retailers throughout North America. In 2015, DSI was acquired by NBG Home, a leading global designer, manufacturer and marketer of home décor products. Under the terms of the DSI Agreement, which remains in effect, DSI serves as the Company’s sales representative for all its products and goods in the United States and Canada. For its services, DSI receives a commission based on net sales. The Company’s products will also be sold through GE’s lighting sales group as a condition of it License Agreement. The Company’s recent addition of lighting and electronic sales and marketing professionals will further strengthen its distribution efforts to key retailers, in addition to launching a marketing program to commercial entities such as home builders and hotels.

Customers

We market our product to retailers and other customers who purchase large quantities of ceiling fans and lighting fixtures.  This includes OEM manufactures, electrical distributors, large “big box” retailers, builders, hotels, casinos and industrial and commercial lighting and fan manufactures.

We believe that this market will benefit from the time saved in installing fixtures and the safety features achieved from the elimination of exposed electrical wires once the SQL Technology socket is installed in the junction box.

Table Of Contents	6

Employees

As of March 25, 2017, we had ten full time employees in the United States of America and six full time employees in the Peoples Republic of China. We have not experienced any work stoppages and consider our relations with our employees to be good.

These salaried employees include the Company’s founder, Executive Chairman and Chairman of our Board, Rani Kohen, who serves as an executive of the Company on operational activities; John Campi, who serves as the Company’s Chief Executive Officer; Mark Wells, who serves as the Company’s President; and Patricia Barron, who serves as the Company’s Chief Operations Officer. In the second half of 201,6 the Company hired three former GE lighting executives: John Poole as Vice President of Retail Sales, David Martinsen as Vice President of Commercial Sales, and Steve Briggs as Senior Vice President of Product Development.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are $1 billion, as adjusted, or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Table Of Contents	7

ITEM 2. PROPERTIES

Our corporate offices are located at 4400 North Point Parkway, Suite 154, Alpharetta, Georgia. The monthly rent related to our leased 1179 square foot facility is currently $1,854.96 per month, subject to increases in subsequent periods. The Company had previously rented office space located at One Buckhead Plaza, 3060 Peachtree Road, Suite 390, Atlanta, Georgia 30305. The Company’s subleasing agreement for this property expired November 30, 2016. The lease expires on this space March 31, 2017. In addition, we share offices with a supplier where the development of our products occurs and where our Executive Chairman works, located at 2855 W. McNab Road, Pompano Beach, FL, for which we pay no rent.

We do not own any property or land. We believe that our facilities are adequate for our current needs and that, if required, we will be able to locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3. LEGAL PROCEEDINGS

We are not party, nor is our property subject, to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table Of Contents	8

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 15, 2015, the Financial Industry Regulatory Authority (“FINRA”) cleared a request to establish a market in shares of our Common Stock. On October 8, 2015, OTC Markets Group announced that the Company was verified for trading on the OTCQB® Venture Market, and shares of our Common Stock are currently quoted under the symbol “SQFL”. Presently, shares of our Common Stock not subject to restriction are eligible for trading in the OTCQB® Venture Market. However, to the Company's knowledge, only a small percentage of our total issued and outstanding shares of Common Stock have been deposited with broker/dealers as of the date of this prospectus, and only a small number of shares of our Common Stock have been offered for sale. Therefore, while our shares of Common Stock are eligible for trading, a liquid public market has not yet developed. We cannot predict the future prices at which our shares will trade, or the liquidity of a public market for our shares of Common Stock, should one develop.

Holders

As of March 30, 2017, there were 107 holders of record of the Common Stock. This number does not include beneficial owners whose shares may be held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends on the shares of our Common Stock. Holders of our Series A Preferred Stock receive interest paid quarterly, at a rate of six percent (6%) per year, and rank senior with respect to interest on junior securities, dividends, distributions or liquidation preference. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 1, 2017, we issued 200,000 shares of Series A Preferred Stock to a holder of our Convertible Notes, in connection with such holder’s Note Amendment and election to convert the full principal balance of its outstanding Convertible Note, at a conversion price of $0.25 per share.

Table Of Contents	9

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2016:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:
2015 Stock Incentive Plan (1)	3,885,000	$0.81	1,115,000
Equity compensation plans approved by security holders	—	—	—
Total	3,885,000	$0.81	1,115,000

(1)	Of the grants authorized by the Board on November 15, 2015, which are discussed in more detail below, options to purchase up to 150,000 shares of Common Stock were granted with an exercise price to be determined by the Company. For the purposes of calculating the weighted-average exercise price, an exercise price of $1.00 per share was assumed, based on the sales price of the Company’s securities in a private placement on or about the time of the grant.

The 2015 Stock Incentive Plan

On April 27, 2015 and on June 8, 2016, our Board and the holders of a majority of our issued and outstanding shares of Common Stock, respectively, approved the Company’s 2015 Stock Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Board has the sole authority to implement, interpret, and/or administer the Incentive Plan unless the Board delegates (i) all or any portion of its authority to implement, interpret, and/or administer the Incentive Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the Incentive Plan to an officer of the Company. The Incentive Plan relates to the issuance of up to 5,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. No single participant under the Incentive Plan may receive more than 25% of all options awarded in a single year.

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

Table Of Contents	10

The exercise price per share for Common Stock of options granted under the Incentive Plan shall be determined by the Committee, but in no case shall be less than one hundred percent (100%) of the fair market value of Common Stock (determined in accordance with the Incentive Plan at the time the option is granted), provided that, with respect to ISOs granted to a person who holds ten percent (10%) or more of the total combined voting power of all classes of stock of the Company, the exercise price per share for Common Stock shall not be less than 110% of the fair market value of the Common Stock. The fair market value of the Common Stock with respect to which ISOs may be exercisable for the first time by any Eligible Person during any calendar year under all such plans of the Company and its affiliates shall not exceed $100,000, or such other amount provided in Section 422 of the Code.

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

Table Of Contents	11

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

Outstanding Equity Awards

On November 15, 2015, the Board authorized the Company to grant certain securities under the Incentive Plan and Directors Compensation Plan, in the aggregate amount of up to 3,810,000 options to purchase shares of Common Stock at exercise prices ranging from $0.60 per share to $1.80 per share, vesting entirely in two years from the date of the grant, and up to 75,000 shares of Common Stock, which vested immediately.

As of March 30, 2017, the Company has entered into Option Award Agreements with thirteen grantees, pursuant to awards granted on November 15, 2015 under the Incentive Plan, consisting of up to 3,660,000 options to purchase shares of Common Stock, of which options to purchase up to 2,010,000 shares of Common Stock vested on November 15, 2015, options to purchase up to 950,000 shares of Common Stock vested on November 15, 2016, and options to purchase up to 850,000 shares of Common Stock will vest on November 15, 2017. In addition, the Company entered into Stock Award Agreements with two grantees to issue 75,000 shares of Common Stock, which vested immediately and were issued by the Company in 2016. As of March 30, 2017, the Company had not yet entered into Option Award Agreements with respect to grants of options to purchase up to 150,000 shares of Common Stock under the Incentive Plan.

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

Table Of Contents	12

We currently manufacture and sell ceiling fans and lighting fixtures branded with the General Electric logo and manufactured under General Electric’s strict guidance, pursuant to the License Agreement between us and General Electric. Our ceiling fans and lighting fixtures are manufactured by several well established factories in the Peoples Republic of China. Most, if not all, of these factories have been in business for over 20 years and follow strict human rights and sustainability protocols. Our ceiling fans and lighting fixtures offer unique designs, and are manufactured with and without the SQL Technology.

We currently manufacture and sell ceiling fans and lighting fixtures branded with the General Electric logo and manufactured under GE’s strict guidance, pursuant to a License Agreement between us and General Electric. Our ceiling fans and lighting fixtures offer unique designs, and are manufactured with and without the SQL Technology.

In December 2016, the SQL Technology was in included the 2017 National Electrical Code (NEC).

The Company is developing smart home technology applications for products using the SQL Technology called “Smart SQL”, which incorporate Bluetooth and Wi-Fi capabilities to enable remote control and automation of such products and appliances. The Company believes that the combination of its quick connect technology, the inclusion of Smart SQL and its growing product lines will uniquely position the Company in the marketplace.

Results of Operations

	For the years ended
	December 31, 2016	December 31, 2015	$ Change	% Change

Revenue	$7,014,978	$2,885,007	$4,129,971	143.2%

Cost of sales	(6,136,395)	(2,477,252)	(3,659,143)	147.7%

Gross Profit	878,583	407,755	470,828	115.5%

General and administrative expenses	(6,866,355)	(5,236,747)	1,629,608	31.1%

Loss from Operations	(5,987,772)	(4,828,992)	(1,158,780)	24.0%

Other Income / (Expense)	(92,460,085)	(22,061,218)	(70,398,867)	319.1%

Net Loss	$(98,447,857)	$(26,890,210)	$(71,557,647)	266.1%
				.
Net loss per share - basic and diluted	(2.60)	(0.76)	(1.85)	243.4%

Revenue

We had recorded revenue of $7,014,978 for the year ended December 31, 2016, as compared to revenue of $2,885,007 for the year ended December 31, 2015. The 143.2% increase in revenue was associated with additional SKU’s offered and increased sales activity with existing customers. Sales increased through all sales channels, including internet sales for our customers.

Cost of Sales

We had a cost of sales of $6,136,395 for the year ended December 31, 2016, as compared to a cost of sales of $2,477,252 for the year ended December 31, 2015. The increase in cost of sales was associated with expanded offering and increase in sales noted above.

Gross Profit

We had gross profit of $878,583 for the year ended December 31, 2016, as compared to gross profit of $407,755 for the year ended December 31, 2015. The gross profit as a percent of sales was 12.5% in 2016, as compared with 14.1% in 2015. This change in gross profit as a percent of sales is primarily due to the introduction of new SKU’s into the market place. Gross Profit as a percent of sales materially improved as the year progressed.

General and Administrative Expenses

General and administrative expense increased $1,629,608 during the year ended December 31, 2016 to $6,866,355, from  $5,236,747 for the year ended December 31, 2015.

Table Of Contents	13

The increases in the general and administrative expenses were primarily due to additional business activity including:

·	$857,100 Consulting expenses, $769,000 paid with equity, for business and web activities
·	$261,300 Warehouse and product quality/production oversite
·	$118,800 Commission expense associated with increased sales
·	$98,400 Tooling and trade for manufacturing quality reviews
·	$85,600 Payroll and related expenses
·	$65,700 Insurance for liability, Directors and Officers and Health
·	$56,000 Facility rent expense
·	$49,800 Increased travel
·	$40,900 Marketing expense

Offsetting the above expenses was a $35,200 decrease in Accounting and Legal fees

Loss from Operations

Loss from operations represents the change in general and administrative expenses offset by the gross profit on sales for the periods presented.

Other Income (Expense)

Total other expenses of $92,460,085 represent the following:

·	($41,129,336) non-cash loss on the conversion of convertible debt to preferred shares and common shares. The shares exchanged for the debt were valued at $3.40 per share, the closing price closest to the conversion option date.
·	($43,634,482) non-cash derivative expense on outstanding warrants, as a result of the share value increasing from $1.00 to $2.00, based on the Company’s recent OTC closing price of common stock and the impact on the Black Scholes calculation of the intrinsic value of the equity component.
·	($9,678,390) in non-cash derivative expense associated with the fair value of options granted and warrants issued during the 2016.

These non-cash charges to Other Income/(Expense) were partially offset by a decrease in interest payments of $1,874,652 due to the maturity of the convertible debt instruments, and by a $2,949,714 non-cash gain on debt extinguishment.

Net Loss and Net Loss per Share

The Company’s net loss and net loss per share for the year ended December 31, 2016 was ($98,447,857), or ($2.60) per share, as compared ($26,890,210), or ($0.76) per share for the year ended December 31, 2015. Given the reasons explained above, our loss increased by ($71,557,647) for the year ended December 31, 2016.

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. As a result, the Company has raised additional funds through the sale of its Common Stock. The Company has also entered into a Line of Credit with a third party which will supply it with $10,000,000 to support its purchase orders, inventory and other working capital needs. As of December 31, 2016, the Company had $6,887,264 available under the Line of Credit, which expires December 31, 2017. In order for the Company to achieve sufficient working capital to support its operations and sales growth, the Company may be required to find additional financing to replace the expiring facility or raise additional capital to fund its working capital needs. It currently has no such financing commitment in place.

For the year ended December 31, 2016, the Company used ($6,460,289) of cash for operations as compared with ($3,767,470) used for the same period in 2015. The increase in cash used for operations was due to the Company’s net loss of ($98,447,857), offset by non-cash expenses of $43,634,481 change in derivative liability, $9,678,390 loss in derivative expense and $41,129,336 loss in extinguishment of debt and by non-cash expenses for depreciation and amortization totaling $2,971,491. Net funds used for working capital was ($3,118,962) due to an increase in accounts receivable (562,515), ($2,142,565) increase in inventory, ($493,432) decrease in GE royalty payable, partially offset by an increase of $252,367 in accounts payable.

For the year ended December 31, 2016, cash flows used ($43,694) for investing activities as compared with ($59,478) used for the same period in 2015. The investments were for patents costs and fixed assets.

Cash flows provided from financing activities amounted to $9,855,160 in cash equivalents for the year ended December 31, 2016, as compared with $3,036,327 during the same period in 2015. The company received $7,460,000 from the proceeds of Common Stock, $3,572,545 from the conversion of notes and interest into Common Stock and preferred stock, $2,997,814 in proceeds from the line of credit, net of repayments, $200,000 in proceeds, net of repayments from a related party. These amounts were offset by ($4,314,233) in repayment of the convertible notes at maturity and ($30,966) in Preferred Stock dividend payments.

As a result of the above operating, investing and financing activities, the Company provided $3,675,020 in cash equivalents for the year ended December 31, 2016, as compared with ($790,621) used during the same period in 2015. The Company had $4,125,888 in cash and cash equivalents at December 31, 2016, as compared to $450,868 at December 31, 2015.

Table Of Contents	14

The Company had a working capital deficit of $(21,419,526) as of December 31, 2016, as compared to $(28,174,512) as of December 31, 2015, which includes $24,083,314 in derivative liabilities.

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

Subsequent Events

On March 24, 2017, the holder of our one-year Common Stock Purchase Warrant, issued on April 4, 2016, to purchase up to 1,666,667 shares of our Common Stock at an exercise price of $3.00 per share, exercised such warrant in full upon tender of $5,000,000 in cash to the Company.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify the accounting for share-based payment award transactions. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, and will be adopted by the Company in the first quarter of fiscal 2017. The Company anticipates the new standard will result in an increase in the number of shares used in the calculation of diluted earnings per share and will add volatility to the Company’s effective tax rate and income tax expense. The magnitude of such impacts will depend in part on whether significant employee stock option exercises occur.

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

Table Of Contents	16

The following are the hierarchical levels of inputs to measure fair value:

·	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
·	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
·	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

The Company has reserved for issuance 27,952,586 shares of Common stock associated with conversion features on Series A Preferred Stock, warrants and options. These shares have been reserved for issuance by the Company’s stock transfer agent, and accordingly, no derivative liability has been calculated on these shares.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

Table Of Contents	17

·	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table Of Contents	18

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

Table Of Contents	19

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2012 through 2016.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2016 and 2015.

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

Table Of Contents	20

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Principal Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Principal Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

Table Of Contents	21

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. Our Principal Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

Table Of Contents	22

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Name	Age	Position
Mr. John P. Campi	72	Chief Executive Officer
Mr. Rani Kohen	51	Director, Executive Chairman
Mr. Mark Wells	46	President
Ms. Patricia Barron	56	Chief Operations Officer
Mr. Phillips Peter	85	Director
Mr. Thomas Ridge	71	Director
Mr. Dov Shiff	69	Director
Mr. Leonard J. Sokolow	60	Director

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

Rani Kohen has served as a Chairman of the Board since November 2012 and as Executive Chairman since September 2016. Mr. Kohen founded the Company and began development of the Company’s power plug technology in 2004. Mr. Kohen served as the Company’s Chief Executive Officer until December 2012. Mr. Kohen has over twenty-five years in the retail lighting industry. He opened his first retail lighting showroom in 1988 in Israel, and built the business into the largest chain of retail lighting showrooms in the country. Our Board believes Mr. Kohen’s qualifications to serve as Chairman of our Board include his deep understanding of the Company’s business and products, his years of experience in the retail lighting industry, and his past experience as the Company’s Chief Executive Officer.

Mark J. Wells has served as the Company’s President since August 2016. Mr. Wells has held various senior leadership positions within the General Electric Company. From December 2007 to June 2011, Mr. Wells was the General Manager of Consumer Lighting. From October 2005 to January 2007, Mr. Wells was the President and Chief Executive Officer for GE Consumer & Industrial for Greater China. Following his MBA studies, from October 2002 to October 2005, Mr. Wells served as Regional Manager for GE Consumer & Industrial’s Southeast Region. Since 2011, Mr. Wells served as the Executive Vice President and General Manager of Independence Medical and Home Healthcare Solutions, now a part of Cardinal Health. In sum, Mr. Wells has over fourteen years of experience in finance, sales and general management with GE. Mr. Wells received his MBA from Case Western Reserve University. Our Board believes Mr. Wells’ qualifications to serve as our President include his extensive industry experience, executive and advisory experience and his expertise in strategic planning.

Patricia Barron has served as the Company’s Chief Operations Officer since June 2007. From April 1989 to June 2007, Ms. Barron was the President and owner of LTG Services, Inc., a company focused on safety consulting services, specializing in the review and compliance of electrical products requiring UL, CSA, and CE certifications. Prior to that, Ms. Barron worked as a consultant and engineer in the lighting, safety and approval industry and from June 1977 to August 1984, worked as an engineering assistant for Underwriters Laboratories in the ceiling fan category. Ms. Barron received her Master’s in Business Administration in International Business from Georgia State University in 1989. Our Board believes Ms. Barron’s qualifications to serve as our Chief Operation Officer include her extensive industry experience and qualifications, executive experience and her decade of demonstrated commitment and leadership with the Company.

Table Of Contents	23

Governor Thomas J. Ridge has served as a director since June 2013. In 2013, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cyber security. In April 2010, Mr. Ridge became a partner in Ridge Policy Group, a bipartisan, full-service government affairs and issue management group. Mr. Ridge has served as President and Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company, since July 2006. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security. Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania from 1995 to 2001, and served as a member of the U.S. House of Representatives from 1983 through 1995. Mr. Ridge currently serves as a member of the board of two public companies, The Hershey Company and Lifelock, and has previously served on the board of five other public companies. Mr. Ridge is Chairman of the Board of the National Organization on Disability, and serves as a board member on the Board of Public Finance Management, the Institute for Defense Analysis, the Center for the Study of the Presidency, and the Oak Ridge National Lab. Our Board believes Mr. Ridge’s qualifications to serve as a member of our Board include his vast experience in both government and industry, his service on other public and private company boards, and his expertise in retail, risk management, and cyber security.

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

Leonard J. Sokolow has served as a director since November 2015. Mr. Sokolow currently serves as CEO & President of Newbridge Financial, Inc. and Chairman of its broker dealer subsidiary, Newbridge Securities Corporation. Mr. Sokolow founded Finance, Inc. in 1997, which merged with National Holdings Corporation (NASDAQ CM: NHLD), where he served as President and Vice Chairman of its Board of Directors. Mr. Sokolow also founded and served as Chairman and CEO of Americas Growth Fund, Inc., a closed-end investment management company (NASDAQ: AGRO) until it was sold. Prior to this, Mr. Sokolow was an executive for Applica, Inc. (formerly Windmere Corporation (NYSE: APN)), where he served as Executive Vice President and General Counsel. Mr. Sokolow, is also a CPA and worked for Ernst Young and KPMG. Mr. Sokolow earned a Bachelor of Arts degree in Economics and a concentration in Accounting. Mr. Sokolow also earned a Juris Doctorate degree from the University of Florida School of Law and a Masters of Law degree in Taxation from the New York University School of Law. Mr. Sokolow is on the board of directors, Chairman of the Audit Committee and a member of the Nominations and Corporate Governance Committees for Consolidated Water Company Ltd. (NASDAQ GS: CWCO). In addition, Mr. Sokolow has served on the board of directors of, and Chairman of the Audit Committee for, Marquee Energy Ltd. (TSXV: MQX). Our Board believes Mr. Sokolow’s qualifications to serve as a member of our Board include his vast education and experience in the financial industry, his service on other public company boards and his history of executive leadership in developing and operating businesses.

Table Of Contents	24

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

On September 6, 2016, we established a Corporate Development Committee, consisting of two members, Rani Kohen and Leonard J. Sokolow. Mr. Kohen is the Chairman of the Corporate Development Committee. The purpose of the Corporate Development Committee is to oversee the implementation of the strategic plan and related initiatives, identify and evaluate corporate development opportunities, develop criteria for use in evaluating potential strategic investments, assist management to identify critical strategic issues facing the Company and assess potential merger and acquisition opportunities.

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

Code of Conduct

The Company does not currently have a Code of Conduct and Ethics to apply to all of our directors, officers and employees. In the near future, our Board intends to adopt a code which intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. Upon approval by the Board, a copy of the Code of Conduct and Ethics will be available at our website www.safetyquicklight.com.

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

Table Of Contents	25

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 4400 North Point Parkway, Suite 154, Alpharetta, Georgia, 30022, Attention: Shareholder Communication. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers, directors and persons who own beneficially more than 10% percent of the Company’s outstanding Common Stock, file reports of ownership and changes in ownership and furnish the Company with copies of all Section 16(a) reports so filed. Based solely on a review of these reports filed with the SEC and certain written representations furnished to the Company, the Company believes that its executive officers and directors complied with all applicable Section 16(a) filing requirements during 2016, other than the following:

Mr. Sokolow filed a Form 3 with the SEC on January 1, 2016 in connection with his appointment to the Board on November 15, 2015. Mr. Shiff filed a Form 4 with the SEC on March 31, 2017, in connection with the conversion of his Convertible Note into shares of Series A Preferred Stock on August 15, 2016. Mr. Wells filed a Form 3 with the SEC on March 29, 2017, in connection with his appointment as President on November 7, 2016, and filed a Form 4 with the SEC on March 29, 2017, in connection with issued and unvested securities in the Wells Agreement dated August 17, 2016. Mr. Kohen filed a Form 4 with the SEC on March 31, 2017 in connection with unvested securities the Chairman’s Agreement dated September 1, 2016. Mr. Campi filed a Form 4 with the SEC on March 30, 2017, in connection with issued and unvested securities the Campi Agreement dated September 1, 2016.

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

Family Relationships

There are no family relationships among the directors and executive officers.

Certain Relationships and Related Transactions

Unless otherwise stated in this Annual Report, none of the following parties has, in our fiscal years ended 2015 and 2016, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·	any of our directors or officers;
·	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of Common Stock; or
·	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

We are currently party to the Chairman’s Agreement (as defined below) with Mr. Rani Kohen, Executive Chairman and Chairman of the Company’s Board, pursuant to which we are required to pay cash compensation in the amount of $250,000 per year. During 2015 and through August 31, 2016, we were a party to the Kohen Consulting Agreement (as defined below) with Mr. Kohen, pursuant to which we paid cash compensation in the amount of $150,000 per year. Both agreements are more fully described in Item 11 of this report, in the subsection entitled “Narrative Disclosure to Summary Compensation and Option Tables”.

Table Of Contents	26

ITEM 11. EXECUTIVE COMPENSATION

As a “smaller reporting company,” we have elected to follow scaled disclosure requirements for smaller reporting companies. Under the scaled disclosure obligations, we are not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor are we required to quantify payments due to the named executives upon termination of employment. Management believes that the scaled disclosure for the Company’s executive compensation policy and practices is appropriate because we will are a small publicly-traded company, have a limited number of employees and executives and have a relatively simple compensation policy and structure.

Named Executive Officers

Our “named executive officers” for the 2016 fiscal year consisted of the following individuals:

·	Rani Kohen, Executive Chairman
·	John P. Campi, our Chief Executive Officer
·	Mark Wells, President
·	Patricia Barron, Chief Operating Officer

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and our two most highly compensated executive officers (the “named executive officers” listed above) at the end of our last fiscal year for all services rendered in all capacities to us during the years during which they served as executive officers. Where a named executive officer is also a director, all compensation related to such individuals position as an officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total
Rani Kohen (2)(3) Executive Chairman, Director	2016	83,333	35,424	—	1,981,504 (4)	35,423	12,000	$2,147,684
	2015	—	—	—	—	14,376	161,640	$176,016
John P. Campi (5)(6) Chief Executive Officer	2016	127,500	—	—	—	31,585	—	$159,085
	2015	102,000	—	187,500 (6)	—	13,376	—	$290,064
Mark Wells (7) President	2016	83,333	—	260,000 (8)	—	3,839	—	$347,172
	2015	—	—	—	—	—	—	—
Patricia Barron (9) Chief Operating Officer	2016	105,000	—	—	988,744 (10)	17,712	—	$1,111,456
	2015	100,000	—	—	—	—	—	$100,000

Table Of Contents	27

(1)	Non-equity Incentive Plan Compensation reflects incentive and bonus compensation or commission payable pursuant to each individual’s respective employment agreement, typically as a percent of the Company’s net revenue or sales earned, and in each case as described below.
(2)	Mr. Kohen was named Executive Chairman on November 7, 2016, effective as of September 1, 2016. Pursuant to the terms of the Chairman’s Agreement (as defined below), Mr. Kohen received or will receive (i) an annual salary of $250,000; (ii) options to purchase up to 340,000 shares of Common Stock each year, will vest in its’ entirety January 1, 2019; (iii) annual incentive compensation of one half of one percent (0.50%) of the Company’s net revenue; (iv) a ‘sign-on bonus’ of 120,000 shares of Common Stock ,which will vest in its’ entirety on January 1, 2020; (v) a supplemental bonus consisting of an option to purchase up to 1,500,000 shares of Common Stock at $3.00 per share, accruing in increments of 500,000 shares, each upon the achievement of the Company’s market capitalization reaching milestones of $300 million, $500 million and $750 million; (vi) a supplemental bonus consisting of an option to purchase up to 1,500,000 shares of Common Stock at $4.00 per share, accruing in increments of 500,000 shares, each upon the achievement of the Company’s market capitalization reaching milestones of $1 billion, $1.5 billion and $2 billion; and (vii) a supplemental bonus consisting of an option to purchase up to 1,000,000 shares of Common Stock at $5.00 per share, accruing in increments of 500,000 shares, each upon the achievement of the Company’s market capitalization reaching milestones of $2.5 billion and $3 billion.
(3)	For the first eight months of 2016, Mr. Kohen was compensated pursuant to a Consulting Agreement, whereby he was paid an annual fee of $150,000, a $1,000 per month automobile allowance, and annual incentive compensation equal to one half of one percent (0.50%) of the Company’s net revenue. All amounts included for 2015 represent the compensation as previously disclosed regarding his role solely as Chairman of the Board, including the amount of “All Other Compensation”, which reflects compensation paid pursuant to the Kohen Consulting Agreement. The amounts included for 2016 include compensation paid to Mr. Kohen in his capacity as Chairman as the Board through August 31, 2016, and as both Executive Chairman and Chairman of the Board thereafter.
(4)	On November 15, 2015, the Board granted Mr. Kohen (i) options to purchase up to 400,000 shares of Common Stock at $0.60, which vested November 15, 2015; (ii) options to purchase up to 300,000 shares of Common Stock at $0.60, which vested November 15, 2016; and (iii) options to purchase up to 400,000 shares of Common Stock at $0.60, which will vest November 15, 2017. The value of the option award was calculated at $2.00 per share; for assumptions made in the valuation of the option awards, see Note 2 to our Audited Consolidated Financial Statements.
(5)	Pursuant to the terms of the Campi Agreement (as defined below), Mr. Campi received or will receive (i) an annual salary of $150,000; (ii) options to purchase up to 120,000 shares of Common Stock as a “sign-on bonus”, which will vest in its’ entirety on December 31, 2017; (iii) an incentive bonus of one quarter of one percent (0.25%) of the Company’s net revenue; (iv) 3% of adjusted net income; and (v) options to purchase a number of shares of Common Stock equal to one half of one percent (0.5%) of the Company’s quarterly net income, at a strike price to be determined by the Board at the time of issuance.
(6)	Pursuant to Mr. Campi’s previous employment agreement, Mr. Campi received (i) a gross annual salary of $102,000 per year; (ii) 750,000 shares of Common Stock, 250,000 shares of which vested on May 20, 2015, and 500,000 shares of which vested on December 31, 2015; and (iii) incentive compensation equal to one half of one percent (0.50%) of the Company’s net revenue. The value of the stock award was $0.25 per share, based on the value of shares sold in connection with the Company’s most recent sale of securities in a private placement as of the time of such agreement.
(7)	Mr. Wells was named President of the Company on November 7, 2016, effective as of August 17, 2016. Pursuant to the terms of the Wells Agreement (as defined below), Mr. Wells received or will receive (i) an annual salary of $250,000; (ii) 1,025,000 shares of Common Stock which will vest in its’ entirety on January 1, 2019; (iii) incentive compensation equal to one quarter of one percent (0.25%) of the Company’s net revenue; and (iv) a “sign-on” bonus of 120,000 shares of Common Stock, which will vest in its’ entirety on January 1, 2018.
(8)	Mr. Well’s received 100,000 shares of Common Stock pursuant to a consulting agreement dated June 1, 2015, which vested on June 1, 2016; the value of the stock award was $2.60 per share, based on the value of shares sold in connection with the Company’s most recent sale of securities in a private placement as of the time of such vesting.
(9)	Pursuant to the terms of the Barron Agreement (as defined below), Ms. Barron will received or will receive an annual salary of $120,000, and incentive compensation equal to one quarter of one percent (0.25%) of the Company’s net revenue.
(10)	Ms. Barron received (i) options to purchase up to 200,000 shares of Common Stock at $0.60 per share, which vested November 15, 2015; (ii) options to purchase up to 150,000 shares of Common Stock at $1.20 per share, which vested November 15, 2016; and (iii) options to purchase up to 150,000 shares of Common Stock at $1.80 per share, which will vest November 15, 2017. The value of the option award was calculated at $2.00 per share; for assumptions made in the valuation of the option awards, see Note 2 to our Audited Consolidated Financial Statements.

Table Of Contents	28

Outstanding Equity Awards at December 31, 2016 Fiscal Year End

As of December 31, 2016, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards

	Option Awards					Stock Awards
Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options not exercisable	Option exercise or base price per share	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

John P. Campi Chief Executive Officer	—	—	—	—	120,000	$ 240,000	—	$ 240,000

Rani Kohen Executive Chairman	700,000	300,000	$0.60	11/15/2025	1,140,000	$ 2,280,000	—	$ 2,876,286

Mark J. Wells President	—	—	—	—	1,145,000	$ 2,290,000	—	$ 2,290,000

Patricia Barron Chief Operating Officer	200,000	—	$0.60	11/15/2025	—	—	—	$ 395,193
	150,000	—	$1.20	11/15/2025	—	—	—	$ 296,246
	—	150,000	$1.80	11/15/2025	—	—	—	$ 297,306

Narrative Disclosure to Summary Compensation and Option Tables

John P. Campi

In connection with Mr. Wells’ appointment as President of the Company, Mr. Campi withdrew from his position as the Company’s President effective upon Mr. Well’s appointment, and has continued in his position as the Company’s Chief Executive Officer.

Effective September 1, 2016, the Company entered into a new Executive Employment Agreement with Mr. Campi (the “Campi Agreement”), to serve as the Company’s Chief Executive Officer, which superseded and replaced the executive employment agreement between the Company and Mr. Campi dated November 21, 2014. The Campi Agreement provides that Mr. Campi will serve for an initial term of one year, which may be renewed by the mutual agreement of Mr. Campi and the Company. Subject to other customary terms and conditions of such agreements, the Campi Agreement provides that Mr. Campi will receive (i) a base salary of $150,000 per year; (ii) a sign-on bonus of 120,000 shares of Common Stock, which shall vest in its entirety on December 31, 2017; (iii) incentive compensation equal to (a) one quarter of one percent (0.25%) of the Company’s gross revenue and (b) three percent (3%) of the Company’s annual net income paid in cash on an annual basis; and (iv) five-year options to purchase shares of Common Stock in an amount equal to one half of one percent (0.50%) of the Company’s quarterly net income, the exercise price of which will be determined at the time such options are granted.

Table Of Contents	29

Pursuant to the Campi Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Campi (i) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the initial term, and (ii) all unpaid incentive compensation then in effect on a pro rata basis. In addition, the sign-on shares of Common Stock shall immediately vest. For any other termination during the initial term, Mr. Campi shall receive an amount calculated by multiplying fifty percent of the monthly salary, in effect at the time of such termination, times the number of months remaining in the initial, and shall not be entitled to incentive compensation payments then in effect, prorated or otherwise.

Mark J. Wells

Effective August 17, 2016, the Company entered into an Executive Employment Agreement with Mr. Wells (the “Wells Agreement”), to serve as the Company’s President. The Wells Agreement provides that Mr. Wells will serve for an initial term of three years, which may be renewed by the mutual agreement of Mr. Wells and the Company. Subject to other customary terms and conditions of such agreements, the Wells Agreement provides that Mr. Wells will receive (i) a base salary of $250,000 per year, which may be adjusted each year at the discretion of the Board; (ii) 1,025,000 shares of Common Stock, which shall vest on January 1, 2019 (the “Wells Compensation Shares”); (iii) a sign-on bonus of 120,000 shares of Common Stock, with shall vest in its entirety to Mr. Wells on January 1, 2018; and (iv) incentive compensation equal to one quarter of one percent (0.25%) of the Company’s net revenue, paid in cash on an annual basis.

Pursuant to the Wells Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Wells (i) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the Initial Term, and (ii) all unpaid incentive compensation then in effect. In addition, the sign-on bonus shares of Common Stock shall immediately vest, and the Wells Compensation Shares shall vest on a pro rata basis based on the number of days served under the Wells Agreement and the number of days in the vesting period. For any other termination during the initial term, Mr. Wells shall receive payment of salary, at the then current rate, and all due but unpaid incentive compensation through the date termination is effective.

Rani Kohen

On November 25, 2013, we entered into a Consulting Agreement with our founder and the Chairman or our Board, Rani Kohen (the “Kohen Consulting Agreement”). The term of the Consulting Agreement was for three (3) years, beginning on December 1, 2013. Subject to the customary terms and conditions of such agreements, the Consulting Agreement provided that Mr. Kohen would receive an annual consulting fee of $150,000, incentive compensation in the form cash, stock and/or options (i) equal to one-half a one percent (0.50%) of our annual gross revenue; and (ii) to be determined by our Board on a project-by-project basis.

Effective September 1, 2016, the Company entered into a Chairman Agreement with Mr. Kohen (the “Chairman’s Agreement”), to serve as the Company’s Executive Chairman and Chairman of the Board, which supersedes and replaced the Consulting Agreement.

The Chairman’s Agreement provides that Mr. Kohen will serve for an initial term of three years, which may be renewed by the mutual agreement of Mr. Kohen and the Company. Subject to other customary terms and conditions of such agreements, the Chairman’s Agreement provides that Mr. Kohen will receive (i) a base salary of $250,000 per year, which may be adjusted each year at the discretion of the Board; (ii) stock compensation equal to 340,000 shares of Common Stock per year, which shall vest on January 1 of the following year (the “Chairman Compensation Shares”); (iii) a sign-on bonus of 120,000 shares of Common Stock, with shall vest in its entirety on January 1, 2020; (iv) supplemental bonus compensation of stock options to purchase up to 4,000,000 shares of Common Stock at an exercise price ranging between $3.00 and $5.00 per share, determined based on the achievement of specified market capitalizations of the Company; and (v) incentive compensation equal to one half of one percent (0.50%) of the Company’s gross revenue paid in cash, stock or options on an annual basis.

Pursuant to the Chairman’s Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Kohen (i) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the initial term, and (ii) all unpaid incentive compensation then in effect. In addition, the sign-on shares of Common Stock shall immediately vest, and the Chairman Compensation Shares shall vest on a pro rata basis based on the number of days served under the Chairman’s Agreement and the number of days from the beginning of the initial term through August 31, 2019. For any other termination during the initial term, Mr. Kohen shall receive payment, at the then current rate, through the date termination is effective.

Table Of Contents	30

Patricia Barron

Ms. Barron entered into a three-year Executive Employment Agreement, effective as of September 1, 2016 (the “Barron Agreement”). Under the terms of the Barron Agreement, Ms. Barron will receive (i) an annual salary of $120,000, and (ii) incentive compensation equal to one-quarter of one percent (0.25%) of net revenue. In addition, The Board granted Ms. Barron (a) options to purchase up to 200,000 shares of Common Stock at $0.60 per share, which vested on November 15, 2015; (b) options to purchase up to 150,000 shares of Common Stock at $1.20, which vested on November 15, 2016; and (c) options to purchase up to 150,000 shares of Common Stock at $1.80, which will vest on November 15, 2017.

Director Compensation

We do not pay cash compensation to our directors for service on our Board.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members, and in accordance with our Director Compensation Policy.

Director Compensation Table

The following table shows for the fiscal year ended December 31, 2016, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Rani Kohen (1)	$—	$—	$—	$—
Phillips Peter (2)	$—	$—	$—	$—
Thomas Ridge (2)	$—	$—	$—	$—
Dov Shiff (2)	$—	$—	$—	$—
Leonard Sokolow (2)(3)	$—	$12,000	$—	$12,000

(1)	Mr. Kohen has served as a Chairman of the Board since November 2012. Fees earned in 2016 in connection with his role as Executive Chairman and as Chairman of the Board have been reported as Executive Compensation.
(2)	Messrs. Ridge, Peter, Shiff and Sokolow have each served as a member of our Board since June 2013, November 2012, February 2014, and November 2015, respectively.
(3)	The Company issued 12,000 shares of Common Stock pursuant to the Director Compensation Policy in connection with Mr. Sokolow’s appointment as the Chairman of our Audit Committee on January 5, 2016. The value of the shares was based on the value of shares sold in connection with the Company’s recent sale of securities in a private placement as of the time of issuance, which was $1.00 per share.

Director Compensation Policy

On November 15, 2015, our Board approved the Company’s Director Compensation Policy (the “Director Compensation Policy”) applicable to members of the Board who are not employees of the Company (each, an “Eligible Director”). Under the Director Compensation, upon election to the Board, a new Eligible Director shall be entitled to a grant of 50,000 shares of Common Stock and an option to purchase up to 150,000 shares of Common Stock, vested monthly and fully vested after one year, at a price per share determined as of the date of grant, based on (i) the prior days’ closing price if there is a public market for Common Stock, or (ii) if there is no public market for Common Stock, the price per share in our most recently completed private placement of Common Stock or convertible securities (“Director Options”). The amount of shares and Director Options shall be prorated based on the date of a new Eligible Director’s appointment relative to the term remaining, if applicable.

Eligible Directors will also receive Director Options to purchase either (i) 10,000 shares of Common Stock for each Board meeting in which such Eligible Director attends in person, or (ii) 5,000 shares of Common Stock for each Board meeting in which such Eligible Director attends telephonically. Eligible Directors will also receive Director Options to purchase 25,000 shares of Common Stock following each year in which he or she has served on the Board. Director Options will vest monthly over the course of the year following the date such Director Options are granted, and must be exercised within five years of the grant date.

Table Of Contents	31

In addition, the Director Compensation Policy provides that (i) the chairperson of the Board will receive Director Options to purchase 100,000 shares of Common Stock as an annual retainer, payable quarterly, unless otherwise provided by an independent compensation agreement; (ii) the chairperson of the Corporate Governance and Nominating Committee of the Board, if applicable, will receive Director Options to purchase 25,000 shares of Common Stock as an annual retainer, payable quarterly; (iii) the chairperson of the Audit Committee of the Board, if applicable, will receive a number of shares of Common Stock equal to $12,000, based on the same price per share method applied to Director Options, and Director Options to purchase 50,000 shares of Common Stock, both as an annual retainer, payable quarterly; (iv) the chairperson of the Compensation Committee of the Board, if applicable, will receive Director Options to purchase 30,000 shares of Common Stock as an annual retainer, payable quarterly; (v) other members of the Audit Committee of the Board, if applicable, will receive Director Options to purchase 15,000 shares of Common Stock as an annual retainer, payable quarterly; and (vi) other members of the Corporate Governance Committee and Nominating and Compensation Committee of the Board, if applicable, will receive Director Options to purchase 10,000 shares of Common Stock as an annual retainer, payable quarterly.

Narrative Disclosure to Summary Compensation and Option Tables

As of March 30, 2017, the Company has issued shares of Common Stock and Director Options under the Director Compensation Policy only to Mr. Sokolow. On January 25, 2016, the Company issued to Mr. Sokolow 50,000 shares of Common Stock in connection with his appointment to the Board on November 15, 2016 and Director Options to purchase up to 150,000 shares of Common Stock at $0.60 per share in connection with his appointment to the Board on November 15, 2016. All such amounts were reported as paid in 2015.

In connection with Mr. Sokolow’s appointment as the Chairman of our Audit Committee on January 5, 2016, we issued 12,000 shares of Common Stock pursuant to the Director Compensation Policy, the value of which was based on the value of shares sold in connection with the Company’s recent sale of securities in a private placement as of the time of issuance, which was $1.00 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of Common Stock by: (i) each director, (ii) each of the executive officers of the Company, (iii) all current directors and executive officers as a group, and (iv) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 15, 2015. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 30, 2017, and the address for each director and executive officer of the Company is: c/o 4400 North Point Parkway, Suite 154, Alpharetta, GA 30022. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

Table Of Contents	32

Directors and Named Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
KRNB Holdings LLC (2)	8,703,969	17.43%

Mr. Phillips Peter (3)	500,000	1.02%

Mr. Thomas Ridge (4)	1,225,000	2.57%

Mr. Dov Shiff (5)	14,964,618	28.11%

Mr. Leonard Sokolow (6)	262,000	0.55%

Mr. John P. Campi (7)	1,050,000	2.15%

Mr. Mark J. Wells (8)	1,000,000	2.01%

Ms. Patricia Barron (9)	450,000	*

All Directors and Officers as a Group (8 persons)	28,155,587	50.43%

 Stockholders with 5% Beneficial Ownership

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Motek 7 SQL LLC (10) 19101 Mystic Pointe Drive Apt. 2808 Aventura, FL 33180	7,771,566	15.88%

David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 (11) 99 Coast Boulevard, Unit 21 DE LaJolla, CA 92037	3,615,865	6.92%

Pitch Energy Corporation (12) P.O. Box 400 Ruidoso, NM 88355	3,666,667	7.49%

Mr. Steven Siegelaub (13) 2801 N. University Dr. Suite 301 Coral Springs, FL 33065	4,677,875	9.02%

* Less than 1%

Table Of Contents	33

(1)	Applicable percentages are based on 48,943,166 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. Shares of Series A Preferred Stock are convertible, at any time at the holder’s election, into an equal number of shares of Common Stock.
(2)	Mr. Rani Kohen beneficially owns these 8,703,969 shares of Common Stock as Manager of KRNB Holdings LLC, which includes (i) 8,003,969 shares of Common Stock held by KRNB Holdings LLC and (ii) 700,000 shares of Common Stock issuable upon exercise of options issued under the Incentive Plan and held by KRNB Holdings LLC.
(3)	Mr. Phillips Peter beneficially owns 500,000 shares of Common Stock, including (i) 200,000 shares of Common Stock, and (ii) 300,000 shares of Common Stock issuable upon exercise of options held by Mr. Peter.
(4)	Mr. Thomas Ridge beneficially owns 1,225,000 shares of Common Stock, including (i) 875,000 shares of Common Stock, (ii) 100,000 shares of Common Stock issuable upon exercise of options held by Mr. Thomas Ridge, (iii) 50,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (iv) 200,000 shares of Common Stock issuable upon conversion of the convertible notes issued pursuant to the Notes Offering.
(5)	Mr. Dov Shiff beneficially owns 14,964,618 shares of Common Stock, including (i) 10,674,618 shares of Common Stock, (ii) 1,690,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Notes Offering, and (iii) 2,600,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.
(6)	Mr. Leonard J. Sokolow beneficially owns 262,000 shares of Common Stock, including (i) 62,000 shares of Common Stock, (ii) 50,000 shares of Common Stock obtained pursuant to the November 2015 Stock Offering, and (iii) 150,000 shares of Common Stock issuable upon the exercise of Director Options.
(7)	Mr. John P. Campi beneficially owns 1,050,000 shares of Common Stock, including (i) 750,000 shares of Common Stock, (ii) 250,000 shares of Common Stock obtained pursuant to the May 2015 Stock Offering, and (iii) 50,000 shares of Common Stock obtained pursuant to the November 2015 Stock Offering.
(8)	Mr. Mark J. Wells beneficially owns 1,000,000 shares of Common Stock, including (i) 100,000 shares of Common Stock obtained pursuant to that certain consultant agreement between Mr. Wells and the Company, dated June 1, 2015, (ii) 150,000 shares of Common Stock purchased by Mr. Wells pursuant to the Wells Agreement, and (iii) 750,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Wells Agreement.
(9)	Ms. Patricia Barron beneficially owns 450,000 shares of Common Stock, including (i) 100,000 shares of Common Stock, (ii) 350,000 shares of Common Stock issuable upon the exercise of options issued under the Incentive Plan.
(10)	Mr. Hillel Bronstein beneficially owns these shares of Common Stock as Manager of Motek 7 SQL LLC.
(11)	The David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 beneficially owns 3,615,865 shares of Common Stock, including (i) 315,865 shares of Common Stock, (ii) 1,300,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Notes Offering, and (iii) 2,000,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.
(12)	Mr. Johnny Gray and Mr. T L Chandler, as Trustees of the J C Gray Trust and T L Chandler Trust, respectively, have joint voting and dispositive control over these shares of Common Stock, as such trusts are equal 50% shareholders of Pitch Energy Corporation.
(13)	Mr. Steven Siegelaub, in his personal capacity and as the Managing Member of 301 Office Ventures, LLC, Enterprise 2013, LLC, Investment 2013, LLC, and Safety Investors 2014, LLC beneficially owns 4,577,875 shares of Common Stock, including (i) 83,333 shares of Common Stock held by him and his wife personally; (ii) 875,000 shares of Common Stock owned by 301 Office Ventures, LLC; (iii) 762,254 shares of Common Stock beneficially owned by Enterprise 2013, LLC, consisting of (a) 577,046 shares of Common Stock and (b) 185,208 shares of Common Stock issuable upon exercise of warrants owned by Enterprise 2013, LLC; (iv) 1,189,972 shares of Common Stock beneficially owned by Investment 2013, LLC, consisting of (a) 219,303 shares of Common Stock, (b) 194,134 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Notes Offering, and (c) 776,535 shares of Common Stock issuable upon conversion of Series A Preferred Stock; (v) 1,667,316 shares of Common Stock beneficially owned by Safety Investors 2014, LLC, consisting of (a) 17,316 shares of Common Stock, (b) 650,000 shares of Common Stock issuable upon exercise of Warrants issued pursuant to the Notes Offering, and (c) 1,000,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock; and (vi) 100,000 shares of Common Stock issuable upon the exercise of options issued under the Incentive Plan and held by Mr. Siegelaub.

Table Of Contents	34

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended December 31, 2015 and December 31, 2016, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, any of our directors or officers, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of Common Stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We are currently party to the Chairman’s Agreement with Mr. Rani Kohen, Executive Chairman and Chairman of the Company’s Board, pursuant to which we are required to pay cash compensation in the amount of $250,000 per year. During 2015 and through August 31, 2016, we were a party to the Kohen Consulting Agreement with Mr. Kohen, pursuant to which we paid cash compensation in the amount of $150,000 per year. Both agreements are more fully described in Item 11 of this report, in the subsection entitled “Narrative Disclosure to Summary Compensation and Option Tables”.

In February 2016, Mr. Dov Shiff, a member of our Board, loaned $500,000 to the Company pursuant to an unsecured promissory note. Subject to other customary terms, the note is payable on demand and accrues interest at a rate or 12% per annum. As of December 31, 2016, the outstanding balance under the note was $200,000.

Director Independence

We are not currently subject to any listing standards of any national exchange. However, were we to apply the standards of the New York Stock Exchange, Messrs. Kohen and Shiff would not be considered “independent” under such standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2015 and December 31, 2016 by our independent auditors, L&L CPAS, PA, f/k/a Bongiovanni & Associates, PA:

	2016	2015
Audit Fees	$35,000	$25,000
Audit-Related Fees	16,500	16,000
Tax Fees
Other Fees
Totals	$51,500	$41,000

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

The audit committee of the Company approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Table Of Contents	35

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

Audited Consolidated Statements of Operations for the Year Ended December 31, 2015 and 2014

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, and 2014

Audited Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and 2014

Notes to Audited Financial Statements

Table Of Contents	36

(b) Exhibit Index

Exhibit No.	Description of Exhibit	Footnote
3.1	Articles of Incorporation of Registrant, as amended.	(9)
3.2	Bylaws of Registrant.	(2)
4.1	Form of Common Stock Certificate.	(2)
10.1	GE Trademark License Agreement, dated as of June 15, 2011, by and between GE Trademark Licensing, Inc. and SQL Lighting & Fans, LLC, as amended.	(2)
10.2	Form of 2013 Director Stock Option Agreement.	(2)
10.3	Forms of Security Purchase Agreement, Registration Rights Agreement, Note Subscription Agreement, Common Stock Purchase Warrant and Secured Convertible Promissory Note for the Notes Offering closed November 26, 2013, May 8, 2014 and June 25, 2014.	(2)
10.4	Forms of Agreement and Waiver, dated December 10, 2014, between the Registrant and 2012 Investors, Letter Agreement to Convert, dated January 23, 2014, between the Registrant and holders of Notes dated November 26, 2013 and May 8, 2014.	(4)
10.5	Form of November 2015 Election Letter and Forbearance Agreement.	(5)
10.6	Form of February 2016 Forbearance Agreement.	(6)
10.7	Form of May 2016 Forbearance Agreement.	(8)
10.8	Forms of Subscription Agreements for U.S. Persons and Non-US Persons ad Registration Rights Agreement utilized in the May 2015 Stock Offering.	(5)
10.9	Forms of Subscription Agreements and Registration Rights Agreement utilized in the November 2015 Stock Offering	(6)
10.10	Form of Securities Subscription Agreement and Common Stock Purchase Warrant used in the April 2016 Stock Sale.	(11)
10.11	Form of Securities Subscription Agreement, including the terms to issue Volume Warrants, and form of Common Stock Purchase Warrant used in the May 2016 Stock Sale.	(7)
10.12	Form of Securities Subscription Agreement, including the terms to issue Volume Warrants, and form of Common Stock Purchase Warrant used in the August 2016 Stock Sale.	(9)
10.13	Form of Amendment No. 1 to Secured Convertible Promissory Note	(8)
10.14	Form of Lock-Up Agreement	(8)
	Office Lease dated October 24, 2014 between the Company and Highwoods DLF 98/29, LLC.	(4)
10.15	Executive Employment Agreement, dated August 17, 2016 between the Company and Mark J. Wells. *	(10)
10.16	Executive Employment Agreement, dated September 1, 2016 between the Company and John P. Campi. *	(10)
10.17	Chairman’s Agreement, dated September 1, 2016 between the Company and Rani Kohen. *	(10)
10.18	Executive Employment Agreement, dated July 1, 2016 between the Company and Patty Barron. *	(9)
10.19	Director Compensation Policy. *	(5)
10.22	The 2015 Stock Incentive Plan. *	(6)
21.1	List of Subsidiaries.	(6)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations, (iii) the Audited Statements of Stockholders’ Equity (Deficit), (iv) the Audited Statements of Cash Flows, and (iv) the Notes to the Audited Financial Statements.	(1)

*       Indicates management contract or compensatory plan or arrangement.

Table Of Contents	37

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.
(3)	Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on November 26, 2014.
(4)	Incorporated by reference from the Company’s annual report on Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on January 11, 2016, and declared effective on January 20, 2016.
(6)	Incorporated by reference from the Company’s annual report on Form 10-K filed with the SEC on March 30, 2016.
(7)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on May 16, 2016.
(8)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on August 15, 2016.
(9)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on November 14, 2016.
(10)	Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on November 8, 2016.

(11)       Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 7, 2016.

Table Of Contents	38

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Signatures	Title	Date

/s/ John P. Campi	Chief Executive Officer	March 31, 2017
John P. Campi

/s/ Rani Kohen	Executive Chairman, Director	March 31, 2017
Rani Kohen

/s/ Phillips Peter	Director	March 31, 2017
Phillips Peter

/s/ Tom Ridge	Director	March 31, 2017
Tom Ridge

/s/ Dov Shiff	Director	March 31, 2017
Dov Shiff

/s/ Leonard Sokolow	Director	March 31, 2017
Leonard Sokolow

Table Of Contents	39

FINANCIAL STATEMENTS

 SAFETY QUICK LIGHTING & FANS CORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Table Of Contents	40

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Safety Quick Lighting & Fans Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of SQL Technologies Corp. and Subsidiary (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ L&L CPAS, PA

L&L CPAS, PA

F.K.A. Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

March 31, 2016

SQL Technologies Corp. and Subsidiary

Consolidated Balance Sheets

(Audited)

	December 31, 2016	December 31, 2015
Assets

Current assets:
Cash	$4,125,888	$450,868
Accounts receivable	796,824	234,309
Inventory	2,401,048	263,871
Prepaid expenses	41,229	35,769
Other current assets	—	210
Total current assets	7,364,989	985,028

Furniture and Equipment - net	113,605	127,521

Other assets:
Patent - net	106,342	83,174
Debt issue costs - net	—	14,605
GE trademark license - net	4,675,585	7,123,746
Other assets	202,346	65,714
Total other assets	4,984,273	7,287,239

Total assets	$12,462,867	$8,399,788

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,060,163	$807,798
Convertible debt - net of debt discount $-0- and $474,283 at	150,000	3,989,950
December 31, 2016 and December 31, 2015 respectively
Convertible debt - related parties - net of debt discount $-0- and	50,000	50,000
$-0- at December 31, 2016 and December 31, 2015 respectively
Notes payable - current portion	3,225,961	107,944
Notes payable - related party	200,000	—
Derivative liabilities	24,083,314	24,157,838
Other current liabilities	15,077	46,010
Total current liabilities	28,784,515	29,159,540

Long term liabilities:
Convertible debt	—	—
Convertible debt - related parties - net	—	—
Notes payable	73,598	193,800
GE royalty obligation	11,302,423	11,795,855
Total long term liabilities	11,376,021	11,989,655

Total liabilities	40,160,536	41,149,195

Commitments and contingent liabilities:
Redeemable preferred stock - subject to redemption: $0 par value;
20,000,000 shares authorized; 13,056,932 and -0- shares issued and outstanding at December 31, 2016 and December 31, 2015
respectively	44,393,569	—

Stockholders' deficit:
Common stock: $0 par value, 500,000,000 shares authorized;
47,276,499 and 41,501,251 shares issued and outstanding
at December 31, 2016 and December 31, 2015 respectively	12,294,391	2,892,078
Common stock to be issued	—	625,000
Additional paid-in capital	56,910,107	6,472,427
Subscription receivable	(78,000)	—
Accumulated deficit	(141,182,294)	(42,703,470)
Total Stockholders' deficit	(72,055,796)	(32,713,965)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(72,091,238)	(32,749,407)

Total liabilities, redeemable preferred stock, and stockholders' deficit	$12,462,867	$8,399,788

        The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,

(Audited)

(Unaudited)

	2016	2015
Sales	$7,014,978	$2,885,007

Cost of sales	(6,136,395)	(2,477,252)

Gross profit	878,583	407,755

General and administrative expenses	6,866,355	5,236,747

Loss from operations	(5,987,772)	(4,828,992)

Other income (expense)
Interest expense	(980,867)	(2,855,519)
Derivative expenses	(9,678,390)	—
Change in fair value of embedded derivative liabilities	(43,634,482)	(19,416,295)
Loss on debt extinguishment	(41,129,336)	—
Other income	13,275	992

Gain on Debt Extinguishment	2,949,714	209,604
Total other income (expense) - net	(92,460,086)	(22,061,218)

Net loss including noncontrolling interest	(98,447,858)	(26,890,210)
Less: net loss attributable to noncontrolling interest	—	—
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(98,447,858)	$(26,890,210)

Net loss per share - basic and diluted	$(2.60)	$(0.76)

Weighted average number of common shares outstanding during the year -
basic and diluted	37,916,952	35,409,521

        The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statement of Stockholders' Deficit

Years Ended December 31, 2016 and December 31, 2015

 (Audited)

	Common Stock, $0 Par Value			Subscription	Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	To Be Issued	Amount	Receivable	Capital	Deficit	Interest	Deficit

Balance, December 31, 2014	35,750,000	13,812	$189,900	—	$6,282,814	$(15,813,260)	$(35,442)	$(9,362,177)

Common stock issued in exchange for interest due ($0.25/share)	1,718,585		429,646	—	—	—	—	429,646

Common stock issued per mutual release and waiver	250,000	111,188	62,500	—	—	—	—	173,688

Reclassification of derivative liability related to penalty and Interest					189,613			189,613

Common stock issued ($0.60/share), net of issuance cost	3,782,666		2,210,032	—	—	—	—	2,210,032

Common stock issued ($1.00/share), net of issuance cost	—	500,000	—	—	—	—	—	500,000

Net loss	—		—	—	—	(26,890,210)	—	(26,890,210)

Balance, December 31, 2015	41,501,251	625,000	$2,892,078	$—	$6,472,427	$(42,703,470)	$(35,442)	$(32,749,407)

Common stock issued in exchange for interest due	1,000,000	(625,000)	625,000	—	—	—	—	—

Common stock issued, net of issuance cost	3,155,000	—	7,538,000	(78,000)	—	—	—	7,460,000

Common stock issued for services rendered	265,000	—	769,000	—	—	—	—	769,000

Common stock issued pursuant to stock award	25,000	—	65,000	—	—	—	—	65,000

Pursuant Director Compensation Policy, appointment to Board and Chair of Audit Committee	62,000	—	62,000	—	—	—	—	62,000

Common stock issued in exchange for principal and interest due	790,092	—	197,524	—	—	—	—	197,524

Conversion of convertible notes to common stock	443,156	—	110,789	—	—	—	—	110,789

Reclassification of derivative liability related to convertible notes	—	—	—	—	45,161,472	—	—	45,161,472

Reclassification of derivative liability related to interest payable	—	—	—	—	4,798,750	—	—	4,798,750

Reclassification of derivative liability related to options	—	—	—	—	477,458	—	—	477,458

Dividends Paid	—	—	—	—	—	(30,966)	—	(30,966)

Net loss	—	—	—	—	—	(98,447,858)	—	(98,447,858)

Balance, December 31, 2016	47,276,499	—	$12,294,391	$(78,000)	$56,910,107	$(147,182,294)	$(35,442)	$(72,091,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,

(Audited)

	2016	2015
Cash flows from operating activities:
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(98,447,858)	$(26,890,210)
Net loss attributable to noncontrolling interest	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26,483	22,464
Amortization of debt issue costs	14,605	147,341
Amortization of debt discount	474,283	2,100,957
Amortization of patent	7,958	5,347
Amortization of GE trademark license	2,448,162	2,441,471
Change in fair value of derivative liabilities	43,634,481	19,416,295
Derivative expense	9,678,390	—
Loss on debt extinguishment	41,129,336	—
Loss (Gain) on debt forgiveness	(2,949,714)	(209,604)
Stock options issued for services - related parties	931,000	173,688
Change in operating assets and liabilities:
Accounts receivable	(562,515)	(234,309)
Prepaid expenses	(5,460)	(6,126)
Inventory	(2,137,177)	(263,871)
Deferred royalty	—	—
Royalty payable	(493,432)	(204,147)
Other	(167,356)	(32,822)
Deferred rent	—	—
Accounts payable & accrued expenses	252,367	(233,944)
Net cash used in operating activities	(6,166,446)	(3,767,470)

Cash flows from investing activities:
Purchase of property & equipment	(12,567)	(17,376)
Payment of patent costs	(31,127)	(42,102)
Net cash used in investing activities	(43,694)	(59,478)

Cash flows from financing activities:
Repayments of convertible notes	(4,314,233)	—
Reduction of Notes converted to Preferred Stock	3,264,233	—
Proceeds from note payable	5,293,016	—
Proceeds from note payable - related party	500,000	—
Stock issued in exchange for interest	158,312	429,646
Stock issued in exchange for principal	150,000	—
Dividends paid	(30,966)	—
Repayments of note payable	(2,295,202)	(103,351)
Repayments of note payable - related party	(300,000)	—
Proceeds from issuance of stock	7,460,000	2,710,032
Net cash provided by financing activities	9,885,160	3,036,327

(Decrease) cash and cash equivalents	3,675,020	(790,621)
Cash and cash equivalents at beginning of period	450,868	1,241,489
Cash and cash equivalents at end of period	$4,125,888	$450,868

Supplementary disclosure of non-cash financing activities:
Reclassification of derivative liability to additional paid-in-capital	$50,437,681	$189,613
Gain on debt extinguishment	$2,949,714	$209,604

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$315,631	$563,637

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

Non-controlling Interest

In May 2012, in connection with the sale of the Company’s membership units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these membership units in September 2013, increasing the ownership percentage from 94.35% back to 98.8%. During 2016 and 2015, there was no activity in the Subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $4,125,888 and $450,868 in money market as of December 31, 2016, and December 31, 2015, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $3,366,685.

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

The Company’s net balance of accounts receivable for years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Accounts Receivable	$796,824	$234,309
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$796,824	$234,309

All amounts are deemed collectible at December 31, 2016 and December 31, 2015 and accordingly, the Company has not incurred any bad debt expense at December 31, 2016 and December 31, 2015.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At December 31, 2016 and December 31, 2015, the Company had $2,401,048 and $263,871 in inventory, respectively. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2016, and December 31, 2015, the Company has determined that no allowance is required.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees expected exercise and post vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk free rates used. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Stock Based Compensation – Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

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

Pursuant to ASC paragraph 505-50-257, if fully vested, no forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra equity by the grantor of the equity instruments.

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

Product sold is typically shipped directly to the customer from the third-party manufacturer; cost associated with shipping and handling is shown as a component of cost of sales.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the years ended December 31, 2016 and 2015, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Convertible Debt (Exercise price - $0.25/share)	800,000	18,056,935
Stock Warrants (Exercise price - $0.001 - $3.00/share)	13,555,651	9,728,984
Stock Options (Exercise price $0.35 - $3.50/share)	1,350,000	200,000
Total	15,705,651	27,985,919

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (Section 740-10-25). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2016 and 2015

Related Parties

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify the accounting for share-based payment award transactions. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, and will be adopted by the Company in the first quarter of fiscal 2017. The Company anticipates the new standard will result in an increase in the number of shares used in the calculation of diluted earnings per share and will add volatility to the Company’s effective tax rate and income tax expense. The magnitude of such impacts will depend in part on whether significant employee stock option exercises occur.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Topic 83530): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has reclassified debt issuance costs from prepaid expenses and other current assets and other assets as a reduction to debt in the condensed consolidated balance sheets.

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

Note 3 Furniture and Equipment

Property and equipment consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Office Equipment	$9,327	$8,096
Furniture and Fixtures	33,578	30,561
Tooling and Production	136,835	128,515
Total	179,740	167,172
Less: Accumulated Depreciation	(66,135)	(39,651)
Property and Equipment - net	$113,605	$127,521

Depreciation expense amounted to $26,483 and $22,430 for the twelve months ended December 31, 2016 and 2015, respectively.

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Patents	$134,919	$103,792
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(28,575)	(20,618)
Patents - net	$106,344	$83,174

Amortization expense associated with patents amounted to $7,958 and $5,347 for the twelve months ended December 31, 2016 and 2015, respectively.

At December 31, 2016, future amortization of intangible assets:

Year Ending December 31
2017	$8,995
2018	8,995
2019	8,995
2020	8,995
2021	8,995
2022 and Thereafter	61,369
$106,344

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	December 31, 2016	December 31, 2015
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(7,324,415)	(4,876,254)
Patents – net	$4,675,585	$7,123,746

Amortization expense associated with the GE Trademark License amounted to $2,448,161 and $2,441,472 for the twelve months ended December 31, 2016 and 2015, respectively

At December 31, 2016, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2017	2,441,472
2018	2,234,113
$4,675,585

Note 6 Notes Payable

At December 31, 2016 and December 31, 2015, the Company had a note payable to a bank in the amount of $186,823 and $301,744, respectively. The note, dated May 2007, is due in monthly payments of $10,000 and carries interest at 4.75%. The note is secured by certain assets of the Company compensating balances, and is due August 2018.

On April 13, 2016, the company entered in to an agreement with a third party for a $10,000,000 line of credit. The primary purpose of this line of credit is to fund manufacturing and product related obligations. The note carries interest of 8%, due monthly with principal and unpaid interest due December 31, 2017. The note is secured by the assets of the company. The outstanding balance on this note was $3,112,737 at December 31, 2016.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12%. As of December 31, 2016, the outstanding balance is $200,000.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 months
2017	$3,425,961
2018	73,598
$3,422,294

Note 7 Convertible Debt Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

	Third Party	Related Party	Totals
Balance December 31, 2014	$1,911,995	$26,999	$1,938,994
Add: Amortization of Debt Discount	2,077,955	23,001	2,100,956
Balance December 31, 2015	3,989,950	50,000	4,039,950
Add: Amortization of Debt Discount	474,283	—	474,283
Less Repayments/Conversions	(4,314,233)	—	(4,314,233)
Balance December 31, 2016	150,000	50,000	200,000
Less Current portion	(150,000)	(50,000)	(200,000)
Long-Term Convertible Debt	$—	$—	$—

On November 26, 2013, May 8, 2014 and September 25, 2014 the Company completed closings in connection with its offering (the “Notes Offering”) of its 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or its 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. The entire aggregate principal amount of the Notes of $3,574,234 outstanding as of December 31, 2016 and $4,270,100 was outstanding as of December 31, 2015, such amount being exclusive of securities converted into the Notes separate from the Notes Offering. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and September 25, 2014, respectively.

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

The Company invited the Investors holding Notes dated November 26, 2013 to extend the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 (the “Interest Due”) to February 24, 2015 and in exchange offered to capitalize the Interest Due at a rate of 12% through payment (the “Additional Interest”), all of which was convertible into the Company’s common stock at a price of $0.25 per share. Through December 31, 2016, the Company has issued in total 2,343,191 shares of its common stock representing $585,798 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages. As of December 31, 2016, all Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages was repaid by the Company.

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

Through December 31, 2016, the Company received elections, in connection with the August 2016 Election, to (i) convert three (3) Notes into 240,000 shares of common stock of the Company representing an aggregate principal balance of $60,000, and (ii) convert 31 Notes into 13,056,936 shares of Preferred Stock representing an aggregate principal balance of $3,264,234. Also through December 31, 2016, the Company received no elections in connection with the August 2016 Election to redeem Notes and four (4) Investors holding Notes representing an aggregate principal balance of $200,000 had not responded to the August 2016 Election. Other than the three (3) aforementioned Investors, all Investors had elected to redeem or convert their Notes into shares of common stock or Preferred Stock. (See Note 7(c))

During 2016 six (6) notes with an aggregate principal balance of $900,000 were repaid in accordance the agreement, in each case prior to the August 2016 Election.

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

At December 31, 2016, the Company has outstanding convertible debt of $150,000 and $50,000 from a related party which will be repaid when the appropriate documentation is received from the Noteholder, within the next twelve months.

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

Each holder electing the Preferred Option was required to enter into an amendment to its Note, providing that the Note will be convertible into the Preferred Stock rather than the Company’s common stock, and to thereafter elect to convert their Note, as amended, into Preferred Stock. In addition, each holder will be required to enter into a lockup agreement, whereby the holder will agree not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of the Company’s common stock it then holds, (ii) the shares of Preferred Stock obtained upon conversion of its Note, and (iii) the shares of the Company’s common stock underlying the Preferred Stock. The Note amendments, conversion to Preferred Stock and lockup agreement have been entered into on August 15, 2016. The Note amendments were approved by a majority of the holders of the then outstanding Notes. See above for more details related to the results of that offering

Note 8 Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued in 2013 and 2014 and warrants attached to stock purchases in 2016. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. Additionally, the Company has issued options that have vested to purchase stock through our Incentive Plan. Shares have not been reserved with our transfer agent, therefore, they are considered “tainted” and should be accounted for at fair value, as a derivative liability,

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	December 31, 2016	December 31, 2015
Balance Beginning of period	$24,157,838	$5,140,758
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	—	(189,613)
Extinguishment of Derivative Liability - Conversion of Interest to Shares	—	(209,604)
Fair value mark to market adjustment - stock options	(268,098)	134,162
Fair value at the commitment date for options granted	4,625,002	—
Fair value mark to market adjustment - convertible debt	34,088,543	18,835,664
Fair value mark to market adjustment – warrants	6,264,132	446,471
Fair value at commitment date for warrants issued	5,053,387	—
Debt settlement on the derivative liability associated with interest	3,549,904	—
Reclassification of derivative liability to Additional Paid in Capital due to share reservation	(50,437,681)	—
Gain on debt settlement	(2,949,714)	—

Balance at end of period	$24,083,313	$24,157,838

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2-5 years	0.00 – 2.48 years
Risk Free Interest Rate	.29%-2.61%	1.20%-.1.47%

 Note 9 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of derivative discount amounted to $4,402,773 as of December 31, 2016 and $4,153,611 for the year ended December 31, 2015.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of ($43,634,482) and ($19,416,295) for the twelve months ended December 31, 2016 and 2015, respectively.

The Company recorded derivative expense of ($2,268,021) and $0 for the three months ended and ($9,678,390) and $0 for the twelve months ended December 31, 2016 and 2015, respectively.

The Company recorded loss on disposition of debt as a result of conversion to Common Stock and Preferred Stock of ($47,879,109). The loss was a result of the conversion value of the shares received exceeded the face value of the note.

Note 10 Debt Issue Costs

	December 31, 2016	December 31, 2015

Debt Issuance Costs	$316,797	$316,797
Total	316,797	316,797
Less: Accumulated Amortization	(316,797)	(302,192)
Debt Issuance Costs	$—	$14,605

The Company recorded amortization expense of $14,605 and $117,098 for the twelve months ended December 31, 2016 and 2015, respectively.

Note 11 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable; however, none were applicable as of December 31, 2016, and December 31, 2015.

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

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $489,108 and $196,800 for the twelve months ended December 31, 2016 and 2015, respectively.

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

At December 31, 2016, the Company has a net operating loss carryforward of approximately $15,465,000 available to offset future taxable income expiring through 2036. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016, and 2015.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2016 and December 31, 2015 are approximately as follows:

	December 31, 2016	December 31, 2015
Net operating loss carryforward	$(15,512,000)	$(9,248,000)
Gross Deferred Tax Assets	6,64,000	3,745,000
Less Valuation Allowance	(6,264,000)	(3,745,000)
Total Deferred Tax Assets – Net	$—	$—

There was no income tax expense for the years ended December 31, 2015 and 2014 due to the Company’s net losses

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2015 and December 31, 2014 (computed by applying the Federal Corporate tax rate of 35% to loss before taxes and 5.5% for Florida State Corporate Taxes, are approximately as follows:

	December 31, 2016	December 31, 2015
Computed "expected" tax expense (benefit) – Federal	$(34,457,000)	$(9,411,000)
Computed "expected" tax expense (benefit) - State	(5,415,000)	(1,479,000)
Derivative expense	3,920,000	7,871,000
Change in Fair Value of Embedded Derivative	17,672,000	—
Loss/(Gain) on Debt Extinguishment	16,657,000	(85,000)
Change in valuation allowance	1,623,000	3,104,000
	$—	$—

Note 13 Stockholders Deficit

(A) Common Stock

For the twelve months ended December 31, 2016 and year ended December, 31 2015, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
2015 Equity Transactions

Common stock issued per Waiver and Conversion Agreement	(1)	1,718,585	$429,646	$0.25

Common stock issued per Employment Agreement of CEO	(2)	750,000	173,688	0.25

Common stock issued per Stock Rights Offering	(3)	3,782,666	2,210,032	0.60

Common stock issued per Stock Rights Offering- to be issued	(4)	500,000	500,000	1.00
December 31 2015		6,751,251	$3,313,366	$0.25-1.00
Common Stock issued Board of Directors Compensation	(5)	62,000	62,000	1.00

Common stock issued per Waiver and Conversion Agreement	(6)	1,790,092	822,524	0.25-0.625

Common Stock offering	(7)	3,155,000	7,538,000	1.00-2.70

Common Stock Award	(8)	25,000	65,000	2.60

Common Stock Issued for Services	(9)	300,000	804,000	1.00-3.40

Common Stock Issued for Conversion of Debt	(10)	443,156	110,789	0.25

December 31, 2016		5,575,248	$9,370,563	$0.25-2.70

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

(6)	Shares Issued in Connection with the Notes or Agreements to Convert

In connection with the Agreement and Waiver and Agreement to Convert, as of the twelve months ended December 31, 2016, the Company issued an additional 2,343,191 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $1,210,798. Of this amount, $625,000 is prior year stock awards/grants not issued until 2016.

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

In July 2016, the Company completed an offering for 30,000 shares at $2.60 and an additional 150,000 shares at $2.70 in two separate offerings.

(8)	Shares Issued Pursuant to Stock Awards.

In September 2016, the Company issued 25,000 shares in stock awards at $0.60 per share.

(9)	Shares Issued for Services

In September 2016, the Company issued 300,000 shares issued representing $136,250 in services received. The share conversions were in a range of $0.25 to $1.00 per share.

(10)	Shares Issued in Conjunction with Retirement of Debt

In accordance with the Notes, 443,156 shares were issued for the retirement of debt during the period.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock Activity

Transaction Type	Quantity	Valuation	Range of Value per Share
2015 Preferred Stock Transactions
	—	$—	$—

December 31 2015	—	$—	$—

Common stock issued per Waiver and Conversion Agreement	13,056,932	44,393,469	$3.40

December 31, 2016	5,575,248	$44,393,469	$$3.40

In accordance with the Company’s Convertible Notes Payable Preferred Option offering (Note 7 (C) ) 13,056,932 shares of 6% Preferred Stock. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity The stock was valued based upon the value of Common Shares publicly traded nearest the conversion date. During the year ended December 31, 2016, the Company distributed $30,966 to the Preferred Stock shareholders.

(C) Stock Options

The following is a summary of the Company’s stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance- December 31, 2014	200,000	0.375	2.18	$324,829
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance- December 31, 2015	200,000	0.375	2.18	$324,829
Exercised	—	—	—	—
Granted (1)	1,150,000	0.835	1.38	$1,700,000
Forfeited/Cancelled	—	—	—	—
Balance- December 31, 2016	1,350,000	0.835	1.38	$1,700,000

(1)	The Company has issued options that have vested to purchase stock through our Incentive Plan. Shares have not been reserved with our transfer agent, therefore, they are considered “tainted”. The Company has determined that they should be accounted for at fair value, as a derivative liability, see Note 8 for further details.

(D) Warrants Issued

The following is a summary of the Company’s stock option activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2014	9,728,984	0.375	2.2
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2015	9,728,984	$0.375	2.2
Issued	3,826,667	$3.28	2.0
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2016 (1)	13,555,651	$1.20	2.5

(1)	The Company identified conversion features embedded within warrants attached to stock purchases in 2016. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. See Footnote 8 for further details.

During 2016, the Company issued warrants to four (4) different groups totaling 3,826,667. These warrants had lives ranging from one to five years at strike prices between $3.0 and $3.50 per share.

(E) 2015 Stock Incentive Plan

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

The Incentive Plan further provides that awards granted under the Incentive Plan cannot be exercised until a majority of the Company’s shareholders have approved the Incentive Plan. The Incentive Plan which became effective July 31, 2016.

Note 14 Commitments

(A)	Operating Lease

In January 2014, the Company executed a 39 month lease for a corporate headquarters. The Company paid a security deposit of $27,020. The lease expires April, 2017

In October, 2014, the Company executed a 53 month lease for a new corporate headquarters with a base rent of $97,266 escalating annually through 2019. The Company paid a security deposit of $1,914.

In September, 2015 the Company amended the current lease for a smaller space at the same terms.

In October, 2014, the Company entered into a sublease agreement to sublease its previous office space through November 2016. In connection with the sublease, the Company collected $34,981 as a security deposit.

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2017	44,463	-	44,463
2018	22,989	-	22,989
2019	7,872	-	7,872
Total	$75,324	$-	$75,324

(B)	Employment Agreement – Chief Executive Officer

In November 2014, the Company entered into an employment agreement with its new Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares of the Company’s common stock to him, which vested and were issued as follows: 250,000 shares after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to one half of one percent (0.5%) of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to one half of one percent (0.5%) of annual sales up to $20 million and one quarter of one percent (0.25%) for annual sales $20 million and 3% of annual net income. These 750,000 shares were issued in 2016 and valued at $0.625 per share.

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

For the twelve months ended December 31, 2016 and 2015, Mr. Campi earned approximately $31,600 and $14,400 respectively, under this agreement. No stock or options have been issued.

(C)	Chairman Agreement

The Company has a 3-year consulting agreement with a director which expires in November 2016, and carries an annual payment of $150,000 cash, stock or 5 year options equal to one half of one percent (0.5%) of the Company’s annual net sales. For the twelve months ended December 31, 2016 and 2015, Mr. Kohen earned approximately $35,400 and $14,400, respectively, under this agreement. No stock or options have been issued.

On September 1, 2016, the Company modified the above agreement. The compensation was changed to $250,000 per annum, an annual grant of the Company’s common stock of 340,000 shares which vest in its entirety January 1, 2019; Stock options equal to 0.50% of the Company’s gross revenue with 5-year vesting. In addition, the Chairman was granted a “Sign on Bonus” of 120,000 shares of the Company’s common stock which will vest January 1, 2020 and a supplemental bonus of options which is tied to the stock performance of the Company.

(D)	Employee Agreement - President

On August 17, 2016, the Company entered into an Employment Agreement with Mark Wells, its new President. Mr Wells receives a salary of $250,000; 1,025,000 shares in the Company’s common stock which will vest in its entirety January 1, 2019; 0.25% of the Company’s net revenue and a “Sign on Bonus” of 120,000 shares of the Company’s common stock which vests January 1, 2017. For the twelve months ended December 31, 2016, Mr. Wells earned $3,800 under his employment agreement and $10,000 in commissions pursuant to the terms of a Consulting Agreement, dated June 1, 2015, between the Company and Mr. Wells, whereby Mr. Wells provided independent sales consultant services.

(D)	Employment Agreement – Chief Operating Officer

Effective July 1, 2016, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer. Ms. Barron receives a base salary of $120,000 per year and incentive compensation equal to 0.25% of the Company’s net revenue paid in cash. For the twelve months ended December 31, 2016, Ms. Barron earned approximately $17,700 under this agreement.

Note 15 Subsequent Events

On March 24, 2017, the holder of our one-year Common Stock Purchase Warrant, issued on April 4, 2016, to purchase up to 1,666,667 shares of our Common Stock at an exercise price of $3.00 per share, exercised such warrant in full upon tender of $5,000,000 in cash to the Company.

From January 1, 2017 through March 31, 2017, in response to the August 2016 Election, (i) holders of two (2) outstanding Notes totaling a principal balance of $100,000 elected to redeem their Notes, and the Company repaid the principal balance of such Notes in full, and (ii) a holder of one (1) outstanding Note totaling a principal balance of $50,000 elected to convert the full principal balance of its outstanding Note into Preferred Stock, and the Company thereafter issued 200,000 shares of Series A Preferred Stock to such holder.

