Form 10-Q
period 2017-03-31
SQL Technologies Corp.
filed 2017-05-15
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2017

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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As May 10, 2017, the issuer had 49,012,833 shares of common stock issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2017	December 31, 2016
Assets

Current assets:
Cash	$7,742,209	$4,125,888
Accounts receivable	1,723,293	796,824
Inventory	2,310,093	2,401,048
Prepaid expenses	56,306	41,229
Total current assets	11,831,901	7,364,989

Furniture and Equipment - net	107,058	113,605

Other assets:
Patent - net	134,361	106,342
GE trademark license - net	4,073,577	4,675,585
Other assets	365,875	202,346
Total other assets	4,573,813	4,984,273

Total assets	$16,512,772	$12,462,867

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,925,586	$1,060,163
Convertible debt - net of debt discount $-0- and $-0- at
March 31, 2017 and December 31, 2016 respectively	50,000	150,000
Convertible debt - related parties - net of debt discount $-0- and
$-0- at March 31, 2017 and December 31, 2016 respectively	50,000	50,000
Notes payable - current portion	2,658,466	3,225,961
Notes payable - related party	200,000	200,000
Derivative liabilities	38,691,928	24,083,314
Other current liabilities	40,433	15,077
Total current liabilities	43,616,413	28,784,515

Long term liabilities:
Notes payable	42,677	73,598
GE royalty obligation	11,125,184	11,302,423
Total long term liabilities	11,167,861	11,376,021

Total liabilities	54,784,274	40,160,536

Table Of Contents	1

Commitments and contingent liabilities:
Redeemable preferred stock - subject to redemption: $0 par value;
20,000,000 shares authorized; 13,256,932 and -0- shares issued and outstanding at March 31, 2017 and December 31, 2016
respectively	45,073,569	44,393,569

Stockholders' deficit:
Common stock: $0 par value, 500,000,000 shares authorized;
48,943,166 and 47,276,499 shares issued and outstanding
at March 31, 2017 and December 31, 2016 respectively	17,294,391	12,294,391
Common stock to be issued	159,000	—
Additional paid-in capital	57,880,073	56,910,106
Subscription receivable	—	(78,000)
Accumulated deficit	(158,643,093)	(141,182,294)
Total Stockholders' deficit	(83,309,629)	(72,055,796)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(83,345,071)	(72,091,238)

Total liabilities, redeemable preferred stock, and stockholders' deficit	$16,512,772	$12,462,867

       The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	2

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

(Unaudited)

	2017	2016
Sales	$2,613,816	$1,748,061

Cost of sales	(2,004,841)	(1,564,045)

Gross profit	608.975	184,016

General and administrative expenses	1,759,491	1,427,779

Loss from operations	(1,150,516)	(1,243,763)

Other income (expense)
Interest expense	(58,000)	(366,040)
Derivative expenses	(2,061,159)	—
Change in fair value of embedded derivative liabilities	(13,517,422)	1,996,863
Loss on debt extinguishment	(630,000)	—
Other income	4,412	—
Total other income (expense) - net	(16,262,169)	1,630,823

Net income (loss) including non-controlling interest	(17,412,685)	387,060
Less: net loss attributable to non-controlling interest	—	—
Net income (loss) attributable to Safety Quick Lighting & Fans Corp.	$(17,412,685)	$387,060

Net income (loss) per share - basic and diluted	$(0.45)	$0.01

Weighted average number of common shares outstanding during the year -
basic and diluted	38,462,209	35,946,332

        The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	3

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to Safety Quick Lighting & Fans Corp.	$(17,412,685)	$387,060
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,547	6,413
Amortization of debt issue costs	—	8,569
Amortization of debt discount	—	276,951
Amortization of patent	2,277	1,777
Amortization of GE trademark license	602,007	608,696
Change in fair value of derivative liabilities	13,517,422	(1,996,863)
Derivative expense	2,061,159	—
Loss on debt extinguishment	630,000	—
Stock options issued for services - related parties	—	42,000
Change in operating assets and liabilities:
Accounts receivable	(926,469)	(760,513)
Prepaid expenses	(15,077)	(8,041)
Inventory	90,955	64,385
Royalty payable	(177,239)	(116,298)
Other	(138,172)	(2,292)
Accounts payable & accrued expenses	865,421	434,255
Net cash used in operating activities	(893,854)	(1,053,901)

Cash flows from investing activities:
Purchase of property & equipment	—	(8,320)
Payment of patent costs	(30,295)	(6,595)
Net cash used in investing activities	(30,295)	(14,915)

Cash flows from financing activities:
Repayments of convertible notes	(100,000)	(340,000)
Payments of contingent consideration	50,000	—
Proceeds from note payable	269,448	—
Proceeds from note payable - related party	—	500,000
Stock issued in exchange for interest	—	157,523
Stock issued in exchange for principal	—	40,000
Dividends paid	(48,114)	—
Repayments of note payable	(867,864)	(27,073)
Proceeds from the exercise of warrants	5,000,000	—
Proceeds from issuance of stock	237,000	300,000
Net cash provided by financing activities	4,540,470	630,450

(Decrease) cash and cash equivalents	3,616,321	(438,366)
Cash and cash equivalents at beginning of period	4,125,888	450,868
Cash and cash equivalents at end of period	$7,742,210	$12,502

Supplementary disclosure of non-cash financing activities:
Reclassification of derivative liability to additional paid-in-capital	$969,967	$—

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$79,552	$121,232

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

Table Of Contents	4

SQL Technologies Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

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

The Company markets consumer friendly, energy saving “plugin” ceiling fans and light fixtures under the General Electric Company (“GE” or “General Electric”) brand as well as “conventional” ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting& Fans LLC (the “Subsidiary”). The Subsidiary was formed in Florida on April 27, 2011, and is in the business of manufacturing the patented device that the Company owns. The Subsidiary had no activity during the periods presented.

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

Non-controlling Interest

In May 2012, in connection with the sale of the Company’s membership units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these membership units in September 2013, increasing the ownership percentage from 94.35% back to 98.8%. During the three-months ended March 31, 2017 and the twelve-months ended December 31, 2016, there was no activity in the Subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $7,742,209 and $4,125,888 in money market as of March 31, 2017, and December 31, 2016, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $6,980,079 at March 31, 2017.

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

The Company’s net balance of accounts receivable for the three-months ended March 31, 2017 and December 31, 2016:

	March 31, 2017 Unaudited	December 31, 2016 Audited

Accounts Receivable	$1,723,293	$796,824
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$1,723,293	$796,824

Table Of Contents	6

All amounts are deemed collectible at March 31, 2017 and December 31, 2016 and accordingly, the Company has not incurred any bad debt expense for the three-months ended March 31, 2017 and twelve-months ended December 31, 2016.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At March 31, 2017 and December 31, 2016, the Company had $2,310,093 and $2,401,048 in inventory, respectively. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2017, and December 31, 2016, the Company has determined that no allowance was required.

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

Table Of Contents	7

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees expected exercise and post vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

Table Of Contents	9

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk free rates used. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

Table Of Contents	10

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table Of Contents	11

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

Product sold is typically shipped directly to the customer from the third-party manufacturer; costs associated with shipping and handling is shown as a component of cost of sales.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three-months ended March 31, 2017 and 2016, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at March 31, 2017 and December 31, 2016:

	March 31, 2016 Unaudited	December 31, 2016 Audited
Convertible Debt (Exercise price - $0.25/share)	600,000	800,000
Stock Warrants (Exercise price - $0.001 - $3.00/share)	11,888,984	13,555,651
Stock Options (Exercise price $0.35 - $3.50/share)	3,705,000	1,350,000
Total	16,193,984	15,705,651

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

Table Of Contents	12

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

Table Of Contents	13

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 3 Furniture and Equipment

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017 Unaudited	December 31, 2016 Audited

Office Equipment	$9,327	$9,327
Furniture and Fixtures	33,578	33,578
Tooling and Production	136,835	136,835
Total	179,740	179,740
Less: Accumulated Depreciation	(72,682)	(66,135)
Property and Equipment - net	$107,058	$113,605

Depreciation expense amounted to $6,547 and $6,413 for the three-months ended March 31, 2017 and 2016, respectively.

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017 Unaudited	December 31, 2016 Audited

Patents	$165,214	$134,919
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(30,853)	(28,577)
Patents - net	$134,361	$106,342

Amortization expense associated with patents amounted to $2,276 and $1,777 for the three-months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, future amortization of intangible assets for the years ending follows:

Year Ending December 31
2017	$8,298
2018	11,014
2019	11,014
2020	11,044
2021	11,014
2022 and Thereafter	81,977
$134,361

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Table Of Contents	14

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	March 31, 2017 Unaudited	December 31, 2016 Audited
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(7,926,423)	(7,324,415)
GE Trademark License – net	$4,073,577	$4,675,585

Amortization expense associated with the GE Trademark License amounted to $602,007 and $608,696 for the three-months ended March 31, 2017 and 2016, respectively

At March 31, 2017, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2017	1,840,466
2018	2,233,111
$4,073,577

Note 6 Notes Payable

At March 31, 2017 and December 31, 2016, the Company had a note payable to a bank in the amount of $157,233 and $186,823, respectively. The note, dated May 2007, is due in monthly payments of $10,000 and carries interest at 4.75%. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company, and is due August 2018.

On April 13, 2016, the Company entered in to an agreement with a third party for a $10,000,000 line of credit. The primary purpose of this line of credit is to fund manufacturing and product related obligations. The amounts outstanding under the line of credit promissory note carries interest of 8%, due monthly with principal and unpaid interest due December 31, 2017. The note is secured by the assets of the Company. The outstanding balance on this note was $2,543,910 and $3,112,737 at March 31, 2017 and December 31, 2016, respectively.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12% and carried a balance of $200,000 at March 31, 2017 and December 31, 2016, respectively.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 months
2017	$2,858,466
2018	42,677
$2,901,143

Table Of Contents	15

Note 7 Convertible Debt Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

	Third Party	Related Party	Totals
Balance December 31, 2015	$3,989,950	$50,000	$4,039,950
Add: Amortization of Debt Discount	474,283	—	474,283
Less Repayments/Conversions	(4,314,233)	—	(4,314,233)
Balance December 31, 2016	150,000	50,000	200,000
Add: Amortization of Debt Discount	—	—	—
Less Repayments/Conversions	(100,000)	—	(100,000)
Balance March 31, 2017	50,000	50,000	100,000
Less Current portion	(50,000)	(50,000)	(100,000)
	$—	$—	$—

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

Table Of Contents	16

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

During 2015, five Investors requested that the Company withhold payments of interest due under their Notes at no cost to the Company, to allow the Company to address working capital needs. Such interest due has been or will be paid to the five Investors in cash or simple non-interest bearing promissory notes, and none of such amounts have been or will be paid in shares of the Company’s capital stock.

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

In May 2016, the Company invited the holders of all Notes, where such holders had not already made an election to redeem or convert their Notes, to forbear or extend their forbearance period to make an election to convert or redeem their Notes until July 31, 2016, which the Company thereafter extended to August 15, 2016 (the “August 2016 Election”). This also provided a third option to all noteholders, whereby such holders could convert their respective Note(s) into shares of Series A Convertible Preferred Stock (“Preferred Stock”). (See Note 7(c)).

Prior to the August 2016 Election, several Investors had previously elected to receive payment in cash, or convert their Notes into shares of the Company’s common stock, but most Notes remained outstanding.

From January 1, 2017 through March 31, 2017, one Investor redeemed $50,000 in principal balance of one Note and one Investor was issued 200,000 shares of Preferred Stock in connection with its August 2016 Election. These shares were issued subsequent to March 31, 2017. Pursuant to August 2016 Elections received and effective as of August 15, 2016, through March 31, 2017 the Company redeemed or issued shares of the Company’s common stock or Preferred Stock, as applicable, in exchange for the principal balance of the Notes, as follows: (i) the payment of, in the aggregate, $50,000 in principal balance of one Note; (ii) the issuance of 240,000 shares of Common Stock, representing $60,000 in outstanding Note principal balance; and (iii) the issuance of 13,256,936 shares of Series A Preferred Stock, representing $3,314,234 in outstanding Note principal balance.

As of March 31, 2017, two notes remained outstanding, to be converted into 400,000 shares of Preferred Stock or cash repayment, subject to receipt of complete paperwork from the respective Investor. On April 7, 2017, repayment in cash of $50,000 was made to one Investor, per their request. On April 11, 2017, the Company issued 200,000 shares of Preferred Stock to one Investor, per their request.

As of May 12, 2017, all Notes have been re-paid in cash, separate debt obligation or by conversion, and all such Notes have been terminated. All issuances of capital stock in the August 2016 Election were made only for principal balances due under the Notes, and all interest was paid directly to the Investors.

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

Table Of Contents	17

(B)	Future Commitments

At March 31, 2017, the Company has outstanding convertible debt of $100,000, of which $50,000 is from a related party. See (A) above for further discussion. These amounts have been settled in full as the date of this filing.

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

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

Table Of Contents	18

	March 31, 2017 Unaudited	December 31, 2016 Audited

Balance Beginning of period	$24,083,313	$24,157,837
Fair value mark to market adjustment - stock options	2,036,541	(268,098)
Fair value at the commitment date for options granted	724,253	4,625,002
Fair value mark to market adjustment - convertible debt	8,671,310	42,664,939
Fair value mark to market adjustment - warrants	2,809,570	(1,972,844)
Fair value at commitment date for warrants issued	1,336,908	5,053,387
Debt settlement on the derivative liability associated with interest	—	3,204,363
Reclassification of derivative liability to Additional Paid In Capital due to share reservation and conversion	(969,967)	(50,431,559)
Gain on Settlement of Debt	—	(2,949,714)
Balance at end of period	$38,691,928	$24,083,313

 Note 9 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of derivative discount amounted to $4,402,773 as of March 31, 2017 and December 31, 2016. During the three-months ended March 31, 2017 and 2016 the Company recorded $0 and ($276,951) in amortization of debt discount expense, respectively.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of ($13,517,422) and $1,996,863 for the three-months ended March 31, 2017 and 2016, respectively.

The Company recorded derivative expense of ($2,061,159) and $0 for the three-months ended March 31 2017 and 2016, respectively.

The Company recorded loss on disposition of debt as a result of conversion to Common Stock and Preferred Stock of ($630,000) during the three-months ended March 31, 2017. The loss was a result of the conversion value of the shares received exceeded the face value of the note.

Note 10 Debt Issue Costs

	March 31, 2017 Unaudited	December 31, 2016 Audited

Debt Issuance Costs	$316,797	$316,797
Total	316,797	316,797
Less: Accumulated Amortization	(316,797)	(316,797)
Debt Issuance Costs- net	$—	$—

The Company recorded amortization expense of $0 and $8,569 for the three-months ended March 31, 2017 and 2016, respectively.

Note 11 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable; however, none were applicable as of the periods presented.

In August 2014, the Company entered into a second amendment to the License Agreement pertaining to its royalty obligations. Under the terms of the amendment, the Company agreed to pay a total of $12,000,000 by November 2018 for the rights assigned in the original contract. In case the Company does not pay GE a total of at least $12,000,000 in cumulative royalties over the term of the License Agreement, the difference between $12,000,000 and the amount of royalties actually paid to GE is owed in December 2018. As of March 31, 2017 and December 31, 2016 there was $11,125,184 and $11,302,423 outstanding under the agreement, respectively.

Table Of Contents	19

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $137,084 and $92,914 for the three-months ended March 31, 2017 and 2016, respectively.

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

Note 13 Stockholders Deficit

(A)	Common Stock

For the three-months ended March 31, 2017 and twelve-months ended December, 31 2016, the Company issued the following common stock:

Transaction Type		Quantity	Valuation	Range of Value per Share
2016 Equity Transactions
Common Stock issued Board of Directors Compensation	(1)	62,000	$42,000	$0.60-1.00

Common stock issued per Waiver and Conversion Agreement	(2)	1,790,092	822,524	0.25-0.625

Common Stock Offering	(3)	3,155,000	7,538,000	1.00-2.70

Common Stock Award	(4)	25,000	15,000	0.60

Common Stock Issued for Services	(5)	300,000	136,250	0.25-1.00

Common Stock Issued for Conversion of Debt	(6)	443,156	110,789	0.25

December 31, 2016		5,775,248	$8,664,563	$0.25-2.65
2017 Equity Transactions
Common Stock Offering	(7)	83,000	237,000	2.60-3.00

Common Stock Issued per Exercise of Warrants	(8)	1,666,667	5,000,000	3.00
March 31, 2017		1,749,667	$5,237,000	$2.60-3.00

The following is a more detailed description of the Company’s stock issuance from the table above:

(1)	Shares issued to Board of Directors

The Company added a new Director in November 2015. The Company issued the Director 50,000 shares of Common Stock at $0.60 per share as compensation in February 2016. In addition, this Director agreed to serve as the Company’s Audit Committee Chair, and received 12,000 shares of Common Stock at $1.00 per share as compensation for these additional responsibilities.

Table Of Contents	20

(2)	Shares Issued in Connection with the Notes or Agreements to Convert

In connection with the Agreement and Waiver and Agreement to Convert, as of the twelve-months ended December 31, 2016, the Company issued an additional 2,343,191 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $1,210,798. Of this amount, $625,000 is prior year stock awards/grants not issued until 2016.

(3)	Shares Issued in Connection with Offering

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

In July 2016, the Company completed an offering for 30,000 shares at $2.60 and an additional 150,000 shares at $2.70 in two separate offerings.

(4)	Shares Issued Pursuant to Stock Awards.

In September 2016, the Company issued 25,000 shares in stock awards at $0.60 per share.

(5)	Shares Issued for Services

In September 2016, the Company issued 300,000 shares issued representing $136,250 in services received. The share conversions were in a range of $0.25 to $1.00 per share.

(6)	Shares Issued in Conjunction with Retirement of Debt

In accordance with the Notes, 443,156 shares were issued for the retirement of debt during the year ended December 31, 2016.

(7)	Shares Issued for Common Stock

During the three-months ended March 31, 2017, the Company received proceeds from the issuance of 83,000 shares of common stock to three individuals at prices between $2.60 and $3.00 per share.

(8)	Shares issued Pursuant to Warrants Exercised

In March 2017, warrants were exercised at $3.00 per share (see 3 above) for 1,666,667 shares.

(B)	Preferred Stock

The following is a summary of the Company’s Preferred Stock Activity

Transaction Type	Quantity	Valuation	Range of Value per Share
2016 Preferred Stock Transactions

Common Stock Issued per Waiver and Conversion Agreement	13,056,936	44,393,469	$3.40

December 31, 2016 Activity	13,056,936	$44,393,469	$$3.40
2017 Preferred Stock Transactions
Common Stock Issued per Waiver and Conversion Agreement	200,000	680,000	$3.40
March 31, 2017 Activity	200,000	$680,000	$$3.40

Table Of Contents	21

In accordance with the Company’s Convertible Notes Payable Preferred Option offering (Note 7 (C) ) 13,256,936 shares of 6% Preferred Stock. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity The stock was valued based upon the value of Common Shares publicly traded nearest the conversion date. During the three-months ended March 31, 2017 the Company paid dividends in the amount of $48,114 to the Preferred Stock shareholders.

(C)	Stock Options

The following is a summary of the Company’s stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
2016 Activity
Exercised	—	—	—	—
Granted	1,150,000	$0.835	10.00	$1,700,000
Forfeited/Cancelled	—	—	—	—
Total 2016 Activity	1,150,000	$0.835	8.66	$1,700,000

2017 Q1 Activity
Exercised	—	—	—	—
Granted	2,355,000	.838	7.80	$4,500,000
Forfeited/Cancelled	—	—	—	—
Total Q1 2017 Activity	2,355,000	$0.838	7.80	$4,500,000

(1)	The Company has issued options that have vested to purchase stock through our Incentive Plan. Shares have not been reserved with our transfer agent, therefore, they are considered “tainted”. The Company has determined that they should be accounted for at fair value, as a derivative liability, see Note 8 for further details.

(D)	Warrants Issued

The following is a summary of the Company’s stock option activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	9,728,984	$0.289	2.1
Issued	3,826,667	3.28	2.0
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2016	13,555,651	$0.72	2.0
Issued	-	-	-
Exercised	(1,666,667)	3.00	—
Cancelled/Forfeited	—	—	—
Balance, March 31, 2017	11,888,984	$0.69	1.9

During 2016, the Company issued warrants to four (4) different groups totaling 3,826,667. These warrants had lives ranging from one to five years at strike prices between $3.00 and $3.50 per share.

In March 2017, 1,666,667 warrants were exercised at $3.00 per share.

Table Of Contents	22

(E)	2015 Stock Incentive Plan

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

In January 2014, the Company executed a 39-month lease for a corporate headquarters. The Company paid a security deposit of $27,020. The lease expires April, 2017

In October, 2014, the Company executed a 53-month lease for a new corporate headquarters with a base rent of $97,266 escalating annually through 2019. The Company paid a security deposit of $1,914.

In September, 2015, the Company amended the current lease for a smaller space at the same terms.

In October, 2014, the Company entered into a sublease agreement to sublease its previous office space through November 2016. In connection with the sublease, the Company collected $34,981 as a security deposit.

The minimum rent obligations are approximately as follows:

	Minimum	Sublease	Net
Year	Obligation	Rentals	Obligation
2017	16,750	—	16,750
2018	22,989	—	22,989
2019	7,872	—	7,872
Total	$47,611	$—	$47,611

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

For the twelve-months ended December 31, 2016 and 2015, Mr. Campi earned approximately $31,600 and $14,400, respectively, under this agreement. No stock or options have been issued.

Table Of Contents	23

(B)	Chairman Agreement

The Company entered into a 3-year consulting agreement with a director which was terminated effective September 1, 2016, and carries an annual payment of $150,000 cash, stock or five-year options equal to one half of one percent (0.5%) of the Company’s annual net sales. For the three-months ended March 31, 2017 and 2016, Mr. Kohen earned approximately $13,180 and $8,464, respectively, under this agreement. No stock or options have been issued.

On September 1, 2016, the Company modified the above agreement. The compensation was changed to $250,000 per annum, an annual grant of the Company’s common stock of 340,000 shares which vest in its entirety January 1, 2019, and stock options equal to 0.50% of the Company’s gross revenue with 5-year vesting. In addition, the Chairman was granted a “Sign on Bonus” of 120,000 shares of the Company’s common stock which will vest January 1, 2020 and a supplemental bonus of options which is tied to the stock performance of the Company.

(C)	Employee Agreement – President

On August 17, 2016, the Company entered into an Employment Agreement with Mark Wells, its new President. Mr. Wells receives a salary of $250,000; 1,025,000 shares in the Company’s common stock which will vest in its entirety January 1, 2019; 0.25% of the Company’s net revenue and a “Sign-on Bonus” of 120,000 shares of the Company’s common stock which vests January 1, 2017. For the twelve-months ended December 31, 2016, Mr. Wells earned $6,590 under this employment agreement for the three-months ended March 31, 2017.

(D)	Employment Agreement – Chief Operating Officer

Effective July 1, 2016, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer. Ms. Barron receives a base salary of $120,000 per year and incentive compensation equal to 0.25% of the Company’s net revenue paid in cash. For the twelve-months ended December 31, 2016, Ms. Barron earned approximately $6,590 and $4,232 for the three-months ended March 31, 2017 and 2016, respectively.

Note 15 Subsequent Events

On April 7, 2017, the Company repaid $50,000 in convertible debt in connection with such holder’s Note as issued and previously amended on August 15, 2016, and election to receive the full principal balance of the outstanding Note in cash.

On April 11, 2017, the Company issued 200,000 shares of its Series A Convertible Preferred Stock to a related party Investor, in connection with such holder’s Note as issued and previously amended on August 15, 2016, and election to convert the full principal balance of the outstanding Note into Series A Convertible Preferred Stock, at a conversion price of $0.25 per share.

On April 11, 2017, the Company entered into a securities subscription agreement with an accredited investor, whereby such investor subscribed for and received 16,666 shares of our common stock for $3.00 per share and a five-year option to purchase up to 50,000 shares of the Company’s common stock at $3.00 per share. On April 4, 2017, the Company received gross proceeds of $50,000 from the subscriber, and on May 2, 2017, the Company issued 16,666 shares of its common stock pursuant thereto.

On April 11, 2017 the Company increased the number of shares reserved for options awarded and issued under the Incentive Plan to 3,660,000 shares, to cover options issued during the quarter ended March 31, 2017. The reservation of these shares eliminated the need to record any shares as a derivative liability.

Table Of Contents	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Part I, Item 1 of this report.

Forward-Looking Statements

The information set forth in this Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in SQL Technologies Corp.’s revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

Table Of Contents	25

In December 2016, the SQL Technology was in included the 2017 National Electrical Code (NEC).

The Company is also developing smart home technology applications for products using the SQL Technology called “Smart SQL”, which incorporate Bluetooth and Wi-Fi capabilities to enable remote control and automation of such products and appliances. The Company believes that the combination of its quick connect technology, the inclusion of Smart SQL and its growing product lines will uniquely position the Company in the marketplace.

Results of Operations – For the Three-Months Ended March 31, 2017 Compared to the Three-Months Ended March 31, 2016

	For the three-months ended
	March 31, 2017	March 31, 2016	$ Change	% Change

Revenue	$2,613,816	$1,748,061	$865,755	49.5%

Cost of Sales	(2,004,841)	(1,564,045)	(440,796)	28.2%

Gross Profit	608,975	184,016	424,959	230.9%

General and Administrative Expenses	1,759,491	1,427,779	331,712	23.2%

Loss from Operations	(1,150,516)	(1,243,763)	93,247	(7.5)%

Other Income / (Expense)	(16,262,169)	1,630,823	(17,892,992)	(1,097.2)%

Net Income (Loss)	$(17,412,865)	$387,060	$(17,799,925)	(4,598.8)%
				.
Net Income (Loss) per share - basic and diluted	(0.45)	0.01	(0.46)	(4,600.0)%

Revenue

We had recorded revenue of $2,613,816 for the three-month period ended March 31, 2017, as compared to revenue of $1,748,061 for the three-month period ended March 31, 2016. The 49.5% increase is due to the addition of customer accounts consistent with the Company’s business plan and represents increased volume and product offering expansion to our existing clients.

Cost of Sales

We had a cost of sales of $2,004,841 for the three-month period ended March 31, 2017, as compared to a cost of sales of $1,564,045 for the three-month period ended March 31, 2016. The increase is associated with the increase in sales and increased product offering.

Gross Profit

We had gross profit of $608,975 for the three-month period ended March 31, 2017 as compared to gross profit of $184,016 for the three-month period ended March 31, 2016. As a percent of sales, gross profit was 23.4% and 10.5% for the three months ended March 31, 2017 and 2016, respectively. The increase in gross profit as a percent of sales is attributable to improved pricing and better volume discounts on the cost of sales.

Table Of Contents	26

General and Administrative Expenses

General and administrative expense (G&A) increased $331,772 to $1,759,491 during the three-month period ended March 31, 2017, from $1,427,779 for the three-month period ended March 31, 2016.

The increases in the general and administrative expenses were due to additional business activity including:

·	$211,500 Payroll and related expenses due to additional personnel compared with last year
·	$130,000 Commission expense associated with increased sales
·	$83,000 Marketing costs due to additional campaigns for new products

These increases were offset by a $102,900 reduction in legal expense.

Loss from Operations

Loss from operations decreased $93,247 to $1,150,516 due to an increase in gross profit on sale, which was partially offset by an increase in general and administrative expenses.

Other Income (Expense)

Total other expenses increased ($17,892,992) to ($16,262,169) for the three-month period ended March 31, 2017, from a net other income of $1,630,823 for the three-month period ended March 31, 2016. The change is associated with a ($15,514,285) increase in the fair value of the embedded derivative liability and an increase of ($2,061,159) non-cash derivative expense associated with an increase in the value of the Company’s common stock from $1.00 to $3.00 per share, and a ($630,000) loss on the extinguishment of debt. The Company’s recent private placement of common stock impacted the Black Scholes calculation of the intrinsic value of the equity component. This increase was partially offset by a $308,040 decrease in interest expense.

Net Income (Loss) and Net Income (Loss) per Share\

The Company’s net loss and net loss per share for the three-month period ended March 31, 2017 was approximately ($17,412,685) and ($0.45) per share, respectively, as compared to the three-month period ended March 31, 2016, where net income was approximately $387,600 and $0.01 per share, respectively.

Liquidity and Capital Resources

To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. As a result, the Company has raised additional funds through the sale of its common stock. The Company has also entered into a Line of Credit with a third party which will supply it with $10,000,000 to support its purchase orders, inventory and other working capital needs. As of March 31, 2017, the Company had $7,546,090 available under the Line of Credit, which expires December 31, 2017. In order for the Company to achieve sufficient working capital to support its operations and sales growth, the Company may be required to find additional financing to replace the expiring facility or raise additional capital to fund its working capital needs. It currently has no such financing commitment in place.

For the three-months ended March 31, 2017, cash flows used for operations was ($893,854) as compared with ($1,053,901) used for the same period in 2016. The Company’s decrease in cash used in operations was due to the ($17,412,685) net loss, $(926,469) increase in accounts receivable, a ($177,239) increase in royalty obligations payable on increased sales pursuant to the License Agreement. These amounts were offset by an increase in an increase of $13,517,422 in non-cash change in derivative liabilities, a $2,061,159 increase in non-cash derivative expense, a $630,000 increase in Loss on Debt Extinguishment, and an $865,421 increase in accounts payable and accrued expenses.

For the three-months ended March 31, 2017, the Company used ($30,295) in investing activities as compared with ($14,915) used for the same period in 2016. The difference was due to securing patents.

For the three-months ended March 31, 2017, cash flows provided $4,540,470 from financing activities as compared to $630,450 for the same period in 2016. The Company received proceeds of $5,000,000 from the exercise of warrants, $237,000 from the issuance of shares of common stock, $169,448 in net proceeds from convertible notes. These amounts were offset by ($967,864) in principal repayments of certain convertible promissory notes of the Company and ($48,114) paid in dividends to Preferred Shareholders.

Table Of Contents	27

As a result of the above operating, investing and financing activities, the Company provided $3,616,321 in cash equivalents for three-months ended March 31, 2017, as compared with ($438,366) used in the same period in 2016, the Company had $7,742,210 and $12,502 in cash equivalents for the three months ended March 31, 2017 and 2016, respectively.

The Company had a working capital deficit of ($31,784,512) as of March 31, 2017, as compared to $(21,419,526) as of December 31, 2016, which includes $38,691,928 and $24,083,314 in derivative liabilities for the periods, respectively.

The Company acquired and is holding $2,310,093 in inventory on its balance sheet at March 31, 2017. This inventory is to support e-commerce activity on internet sales platforms of the Company’s customers. The inventory is located with a third-party logistics firm.

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

Table Of Contents	28

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

Table Of Contents	29

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

As of May 10, 2017, the Company has reserved for issuance 29,485,920 shares of common stock associated with conversion features on Series A Preferred Stock, warrants and options. These shares have been reserved for issuance by the Company’s stock transfer agent, and accordingly, no derivative liability has been calculated on these shares.

Table Of Contents	30

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Table Of Contents	31

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

32

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

Table Of Contents	33

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Principal Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Principal Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Table Of Contents	34

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The transactions described below were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering. All proceeds from the subscriptions for common stock and warrants to purchase common stock noted below will be used for general working capital purposes.

On February 21, 2017, the Company entered into a securities subscription agreement with an accredited investor, whereby such investor subscribed for and received 20,000 shares of our common stock for $3.00 per share and a five-year option to purchase up to 100,000 shares of our common stock at $3.00 per share. On February 23, 2017, the Company received gross proceeds of $60,000 from the subscriber, and on May 2, 2017, the Company issued 20,000 shares of our common stock pursuant thereto. The Company did not utilize the services of, or pay any commissions to, a broker-dealer or third party in connection with the transaction.

On March 1, 2017, the Company issued 200,000 shares of our Series A Convertible Preferred Stock to a noteholder, in connection with such holder’s note as issued and previously amended on August 15, 2016, and election to convert the full principal balance of the outstanding note into Series A Convertible Preferred Stock, at a conversion price of $0.25 per share.

On March 24, 2017, the Company entered into a securities subscription agreement with an accredited investor, whereby such investor subscribed for and received 33,000 shares of our common stock for $3.00 per share and a five-year option to purchase up to 165,000 shares of our common stock at $3.00 per share. On March 24, 2017, the Company received gross proceeds of $99,000 from the subscriber, and on May 2, 2017, the Company issued 33,000 shares of our common stock pursuant thereto. The Company did not utilize the services of, or pay any commissions to, a broker-dealer or third party in connection with the transaction.

On March 24, 2017, the Company issued 1,666,667 shares of our common stock to pursuant to the full exercise of a Common Stock Purchase Warrant, dated April 5, 2016, by the holder thereof, at an exercise price of $3.00 per share. The Company received gross proceeds of $5,000,000.

On April 11, 2017, the Company issued 200,000 shares of our Series A Convertible Preferred Stock to a noteholder, in connection with such holder’s note as issued and previously amended on August 15, 2016, and election to convert the full principal balance of the outstanding note into Series A Convertible Preferred Stock, at a conversion price of $0.25 per share.

On April 11, 2017, the Company entered into a securities subscription agreement with an accredited investor, whereby such investor subscribed for and received 16,666 shares of our common stock for $3.00 per share and a five-year option to purchase up to 50,000 shares of our common stock at $3.00 per share. On April 4, 2017, the Company received gross proceeds of $50,000 from the subscriber, and on May 2, 2017, the Company issued 16,666 shares of our common stock pursuant thereto. The Company did not utilize the services of, or pay any commissions to, a broker-dealer or third party in connection with the transaction.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Table Of Contents	35

Item 6. Exhibits

No.	Description of Exhibit	Note
3.1	Articles of Incorporation of the Company, as amended.	(3)
3.2	The Company’s Bylaws	(2)
10.1	Form of Stock Option Agreement used in connection with the stock subscriptions dated February 21, 2017, March 24, 2017 and April 11, 2017.	(1)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

_______________________
(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.
(2)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on November 14, 2016.
Table Of Contents	36

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Table Of Contents	37