Form 10-Q
period 2017-06-30
SQL Technologies Corp.
filed 2017-08-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

(770) 754-4711

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As August 11, 2017, the issuer had 49,042,833 shares of common stock issued and outstanding and 13,456,936 shares of Series A Convertible Preferred Stock, no par value per share, issued and outstanding.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash	$7,200,560	$4,125,888
Accounts receivable, net of allowance	1,282,792	796,824
Inventory	2,627,381	2,401,048
Prepaid expenses	56,840	41,229
Total current assets	11,167,573	7,364,989

Furniture and Equipment - net	167,021	113,605

Other assets:
Patent - net	137,673	106,342
GE trademark license - net	3,462,540	4,675,585
Other assets	28,934	202,346
Total other assets	3,629,147	4,984,273

Total assets	$14,963,741	$12,462,867

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,350,288	$1,060,163
Convertible debt - net of debt discount $-0- and $-0- at June 30, 2017 and December 31, 2016 respectively	—	150,000
Convertible debt - related parties - net of debt discount $-0- and $-0- at June 30, 2017 and December 31, 2016 respectively	—	50,000
Notes payable - current portion	3,453,822	3,225,961
Notes payable - related party	200,000	200,000
Derivative liabilities	32,296,078	24,083,314
Other current liabilities	29,707	15,077
Total current liabilities	37,329,895	28,784,515

Long term liabilities:
Notes payable	12,649	73,598
GE royalty obligation	10,946,406	11,302,423
Total long term liabilities	10,959,055	11,376,021

Total liabilities	48,288,950	40,160,536

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,932 and 13,056,932 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	45,753,569	44,393,569

Stockholders’ Deficit:
Common stock: $0 par value, 500,000,000 shares authorized; 49,042,833 and 47,276,499 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	17,581,391	12,294,391
Common stock to be issued	—	—
Additional paid-in capital	63,971,540	56,910,106
Subscription receivable	—	(78,000)
Accumulated deficit	(160,596,267)	(141,182,294)
Total Stockholders’ deficit	(79,043,336)	(72,055,796)
Non-controlling interest	(35,442)	(35,442)
Total Deficit	(79,078,778)	(72,091,238)

Total Liabilities and Stockholders’ deficit	$14,963,741	$12,462,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three and Six-Months Ended June 30, 2017 and 2016

(Unaudited)

	Three-Months		Six-Months
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales	$2,504,751	$1,854,368	$5,122,097	$3,602,429

Cost of sales	(1,969,977)	(1,690,505)	(3,981,226)	(3,254,550)

Gross profit	534,774	163,863	1,140,871	347,879

General and administrative expenses	2,048,351	1,508,663	3,801,433	2,936,443

Loss from operations	(1,513,577)	(1,344,800)	(2,660,562)	(2,588,564)

Other income (expense)
Interest expense	(80,769)	(396,725)	(142,298)	(762,766)
Derivative expenses	(197,869)	(4,963,451)	(2,259,028)	(4,963,451)
Change in fair value of embedded derivative liabilities	502,252	(37,458,479)	(13,015,170)	(35,461,616)
Loss on debt extinguishment - net	(630,000)	—	(1,260,000)	—
Other income	4,419	4,147	8,831	4,148
Total other expense - net	(401,967)	(42,814,508)	(16,667,665)	(41,183,685)

Net income (loss) including non-controlling interest	(1,915,544)	(44,159,308)	(19,328,227)	(43,772,249)
Less: net loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to SQL Technologies Corp.	$(1,915,544)	$(44,159,308)	$(19,328,227)	$(43,772,249)

Net loss per share - basic and diluted	$(0.04)	$(0.98)	$(0.40)	$(1.00)

Weighted average number of common shares outstanding during the year - basic and diluted	48,996,955	45,098,621	48,427,152	43,897,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Six-Months Ended June 30, 2017 and 2016

(Unaudited)

	Six-Months
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss attributable to SQL Technologies Corp.	$(19,328,227)	$(43,772,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,404	13,006
Allowance for doubtful accounts	18,996	—
Amortization of debt issue costs	—	14,605
Amortization of debt discount	—	474,283
Amortization of patent	5,105	3,679
Amortization of GE trademark license	1,213,044	1,217,392
Change in fair value of derivative liabilities	13,015,171	35,461,616
Derivative expense	2,259,028	4,963,451
Loss on debt extinguishment	1,260,000	—
Stock options issued for services - related parties	—	133,250
Change in operating assets and liabilities:
Accounts receivable	(504,964)	(1,079,819)
Prepaid expenses	(15,611)	(4,560)
Inventory	(226,333)	(2,175,029)
Royalty payable	(356,017)	(243,869)
Other	188,043	(8,115)
Accounts payable & accrued expenses	290,121	533,603
Net cash used in operating activities	(2,166,240)	(4,468,756)

Cash flows from investing activities:
Purchase of property & equipment	(68,820)	(10,837)
Payment of patent costs	(36,435)	(19,455)
Net cash used in investing activities	(105,255)	(30,292)

Cash flows from financing activities:
Repayments of convertible notes	(200,000)	(940,000)
Payments of contingent consideration	100,000	—
Proceeds from note payable	1,665,178	2,653,625
Proceeds from note payable - related party	—	500,000
Stock issued in exchange for interest	—	157,523
Stock issued in exchange for principal	—	40,000
Dividends paid	(85,745)	—
Repayments of notes	(1,498,266)	(55,835)
Repayments of notes - related party	—	(300,000)
Proceeds from the exercise of options	78,000	—
Proceeds from the exercise of warrants	5,000,000	—
Proceeds from issuance of stock	287,000	7,055,000
Net cash provided by financing activities	5,346,167	9,110,313

Increase cash and cash equivalents	3,074,672	4,611,265
Cash and cash equivalents at beginning of period	4,125,888	450,868
Cash and cash equivalents at end of period	$7,200,560	$5,062,133

Supplementary disclosure of non-cash financing activities:
Reduction in principal balance of notes from escrow balance	$—	$—
Debt discount recorded on convertible debt accounted for as a derivative liability	$—	$—
Reclassification of derivative liability to additional paid-in-capital	$7,061,434	$—

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$138,881	$220,485

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

Non-controlling Interest

In May 2012, in connection with the sale of the Company’s membership units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these membership units in September 2013, increasing the ownership percentage from 94.35% back to 98.8%. During the six-month ended June 30, 2017 and the twelve-months ended December 31, 2016, there was no activity in the Subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $7,200,560 and $4,125,888 in money market as of June 30, 2017, and December 31, 2016, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $6,700,557 at June 30, 2017.

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

The Company’s net balance of accounts receivable for the six-months ended June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Accounts Receivable	$1,301,788	$796,824
Allowance for Doubtful Accounts	(18,996)	—
Net Accounts Receivable	$1,282,792	$796,824

For the six-months ended June 30, 2017, the Company increased the Allowance for Doubtful Accounts to $18,996 reflecting amounts deemed potentially uncollectable. For the three and six-months ended June 30, 2017 the Company recorded $18,996 in bad debt expense. The Company recorded no bad debt expense in 2016.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first in, first out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At June 30, 2017 and December 31, 2016, the Company had $2,627,381 and $2,401,048 in inventory, respectively. The Company will maintain an allowance based on specific inventory items that have shown no activity over a twenty-four month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2017, and December 31, 2016, the Company has determined that no allowance was required.

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

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 3 to 7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Intangible Asset Patent

The Company developed a patent for an installation device used in light fixtures and ceiling fans. Costs incurred for submitting the applications to the United States Patent and Trademark Office for these patents have been capitalized. Patent costs are being amortized using the straight-line method over the related 15-year lives. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
●	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Stock Based Compensation – Nonemployees

Equity Issued to Parties Other Than Employees for Acquiring Goods or Services

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black Scholes option pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f) (2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-257, if fully vested, no forfeitable equity instruments are issued at the date the grantor and grantee enter an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra equity by the grantor of the equity instruments.

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

Cost of Sales

Cost of sales represents costs directly related to the production and third-party manufacturing of the Company’s products.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the six-month ended June 30, 2017 and 2016, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Convertible Debt (Exercise price $0.25/share)	—	800,000
Stock Warrants (Exercise price $0.001 - $3.00/share)	11,948,984	13,555,651
Stock Options (Exercise price $0.375 - $3.00/share)	3,725,000	1,350,000
Total	15,673,984	15,705,651

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify the accounting for share based payment award transactions. The new standard will modify several aspects of the accounting and reporting for employee share based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, and will be adopted by the Company in the first quarter of fiscal 2017. The Company anticipates the new standard will result in an increase in the number of shares used in the calculation of diluted earnings per share and will add volatility to the Company’s effective tax rate and income tax expense. The magnitude of such impacts will depend in part on whether significant employee stock option exercises occur.

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

Note 3 Furniture and Equipment

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2017
	(Unaudited)	(Audited)

Office Equipment	$9,327	$9,327
Furniture and Fixtures	33,578	33,578
Tooling and Production	178,975	136,835
Leasehold Improvements	26,680	—
Total	248,560	179,740
Less: Accumulated Depreciation	(81,539)	(66,135)
Property and Equipment net	$167,021	$113,605

Depreciation expense amounted to $8,857 and $15,404 for the three and six-month ended June 30, 2017, respectively; and $6,593 and $13,006 for the three-months and six-months ended June 30, 2016, respectively.

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Patents	$171,354	$134,919
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(33,681)	(28,577)
Patents net	$137,673	$106,342

Amortization expense associated with patents amounted to $2,828 and $5,105 for the three-months and six-months ended June 30, 2017, respectively; and $1,902 and $3,679 for the six-months ended June 30, 2016, respectively.

At June 30, 2017, future amortization of intangible assets for the years ending follows:

Year Ending December 31:
2017		$5,759
2018		11,424
2019		11,424
2020		11,455
2021		11,424
	2022 and Thereafter	86,187
		$137,673

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)

GE Trademark License	$12,000,000	$12,000,000
Less: Impairments	—	—
Less: Accumulated Amortization	(8,537,460)	(7,324,415)
GE Trademark License – net	$3,462,540	$4,675,585

Amortization expense associated with the GE Trademark License amounted to $611,037 and $1,213,043 for the three-months and six-months ended June 30, 2017 and $608,695 and $1,217,391 for the three-months and six-months ended 2016, respectively.

At June 30, 2017, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31:
2017	$1,222,074
2018	2,240,466
$3,462,540

Note 6 Deferred Lease Credits

Cash or rent abatements received upon entering into certain office leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion is included in Deferred Lease Credits, which are included in other long-term liabilities. As of June 30, 2017, and December 31, 2016 the long-term deferred credits were $29,707 and $13,034 respectively. Deferred Rent amortization was $3,875 and $(16,673) for the three-months and six-months ended June 30, 2017 and $2,292 and $4,584 for the three-months and six-months ended 2016, respectively.

Note 7 Notes Payable

At June 30, 2017 and December 31, 2016, the Company had a note payable to a bank in the amount of $128,581 and $186,823, respectively. The note bears interest at prime plus 1.5% (5.5% as of June 30, 2017) and matures on August 28, 2018. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company.

On April 13, 2016, the Company entered in to an agreement with a third party for a $10,000,000 line of credit. The primary purpose of this line of credit is to fund manufacturing and product related obligations. The amounts outstanding under the line of credit promissory note carries interest of 8%, due monthly with principal and unpaid interest due December 31, 2017. The note is secured by the assets of the Company. The outstanding balance on this note was $3,337,889 and $3,112,737 at June 30, 2017 and December 31, 2016, respectively.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12% and carried a balance of $200,000 at June 30, 2017 and December 31, 2016, respectively.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 Months
2017	$3,623,793
2018	42,677
$3,666,470

Interest expense under the above agreements amounted to $72,644 and $130,644 for the three-months and six-months ended June 30, 2017, respectively and $193,358 and $273,879 for the three-months and six-months ended June 30, 2016, respectively.

Note 8 Convertible Debt Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 9.

	Third Party	Related Party	Totals
Balance December 31, 2015	$3,989,950	$50,000	$4,039,950
Add: Amortization of Debt Discount	474,283	0	474,283
Less Repayments/Conversions	(4,314,233)	—	—
Balance December 31, 2016	150,000	50,000	200,000
Add: Amortization of Debt Discount	—	—	—
Less Repayments/Conversions	(150,000)	(50,000)	(200,000)
Balance June 30, 2017	$—	$—	$—

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

In addition to the terms customarily included in such instruments, the Notes began accruing interest on the date that each Investor submitted the principal balance of such Investor’s Note, with the interest thereon becoming due and payable on the one-year anniversary, and quarterly thereafter. Upon a default of the Notes, the interest rate will increase by 2% for each 30-day period until cured. The principal balance of each Note and all unpaid interest became payable twenty-four (24) months after the date of issuance. The principal and outstanding interest under the Notes are convertible into shares of the Company’s common stock at $0.25 per share and are secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on the Company’s intellectual property and all substitutes, replacements and proceeds of such intellectual property) pursuant to the terms of a Security Purchase Agreement, dated as of November 26, 2013, May 8, 2014 and September 25, 2014, as applicable, by and between the Company and each Investor.

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

The Company invited the Investors holding Notes dated November 26, 2013 to extend the first interest payment that was scheduled to be paid pursuant to the Notes dated November 26, 2013 (the “Interest Due”) to February 24, 2015 and in exchange offered to capitalize the Interest Due at a rate of 12% through payment (the “Additional Interest”), all of which was convertible into the Company’s common stock at a price of $0.25 per share (the “Agreement and Waiver and Agreement to Convert”). Through December 31, 2016, the Company has issued in total 2,343,191 shares of its common stock representing $585,798 in Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages. As of December 31, 2016, all Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages was repaid by the Company.

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

In May 2016, the Company invited the holders of all Notes, where such holders had not already made an election to redeem or convert their Notes, to forbear or extend their forbearance period to make an election to convert or redeem their Notes until July 31, 2016, which the Company thereafter extended to August 15, 2016 (the “August 2016 Election”). This also provided a third option to all noteholders, whereby such holders could convert their respective Note(s) into shares of Series A Convertible Preferred Stock (“Preferred Stock”). (See Note 8(B)).

Prior to the August 2016 Election, several Investors had previously elected to receive payment in cash, or convert their Notes into shares of the Company’s common stock, but most Notes remained outstanding.

For the six-months ended June 30, 2017, one Investor redeemed $50,000 in principal balance of one Note and one Investor was issued 200,000 shares of Preferred Stock in connection with its August 2016 Election. Pursuant to the August 2016 Elections received and effective as of August 15, 2016, through June 30, 2017 the Company redeemed or issued shares of the Company’s common stock or Preferred Stock, as applicable, in exchange for the principal balance of the Notes, as follows: (i) the payment of, in the aggregate, $50,000 in principal balance of one Note; (ii) the issuance of 240,000 shares of the Company’s common stock, representing $60,000 in outstanding Note principal balance; and (iii) the issuance of 13,456,936 shares of Preferred Stock, representing $3,364,234 in outstanding Note principal balance.

As of June 30, 2017, all Notes have either been re-paid in cash, separate debt obligation or by conversion, and all such Notes have been terminated. All issuances of capital stock in the August 2016 Election were made only for principal balances due under the Notes, and all interest was paid directly to the Investors.

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

(B) Offer to Convert Debt to Preferred Shares

By letter to each holder of the Notes, dated July 22, 2016, the Company requested that each holder indicate its election to (i) redeem its Note, (ii) convert its Note into the Company’s common stock or (iii) elect to convert its Note into shares of Preferred Stock (the “Preferred Option”), in each case by August 15, 2016.

For those holders electing the Preferred Option, each holder has received shares of the Preferred Stock on a 1 to 1 ratio to the number of shares of the Company’s common stock which are then convertible under such holder’s respective Note. With respect to interest on junior securities, dividends, distributions or liquidation preference, shares of Preferred Stock will rank senior to shares of the Company’s common stock or other junior securities. Along with other terms customary for a class of convertible preferred stock, the Preferred Stock will be convertible into shares of the Company’s common stock at the same conversion price as the Notes (i.e., USD $0.25 per share), and will pay interest quarterly at a rate of six percent (6%). The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price.

Each holder electing the Preferred Option was required to enter into an amendment to its Note, providing that the Note will be convertible into the Preferred Stock rather than the Company’s common stock, and to thereafter elect to convert their Note, as amended, into Preferred Stock. In addition, each holder entered into a lockup agreement, whereby the holder agreed not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of the Company’s common stock it then holds, (ii) the shares of Preferred Stock obtained upon conversion of its Note, and (iii) the shares of the Company’s common stock underlying the Preferred Stock, for a period of twelve (12) months following the date of such agreement. The Note amendments, conversion to Preferred Stock and lockup agreement have been entered into on August 15, 2016. The Note amendments were approved by a majority of the holders of the then outstanding Notes. See above for more details related to the results of that offering

Note 9 Derivative Liabilities

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	June 30, 2017	December 31, 2016
	Unaudited	Audited

Balance Beginning of period	$24,083,313	$24,157,837
Fair value mark to market adjustment - stock options	1,761,071	(268,098)
Fair value at the commitment date for options granted	778,902	4,625,002
Fair value mark to market adjustment - convertible debt	8,482,239	42,664,939
Fair value mark to market adjustment - warrants	2,771,860	(1,972,844)
Fair value at commitment date for warrants issued	1,480,126	5,053,387
Debt settlement on the derivative liability associated with interest	—	3,204,363
Reclassification of derivative liability to Additional Paid-in-Capital due to share reservation	(7,061,433)	(50,431,559)
Gain on Settlement of Debt	—	(2,949,714)
Balance at end of period	$32,296,078	$24,083,313

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $502,252 and $(13,015,170) for the three-months and six-months ended June 30, 2017, respectively;and $(37,458,479) and $(35,461,616) for the three-months and six-months ended June 30, 2016, respectively .

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2-5 years	1.41 – 4.76 years
Risk Free Interest Rate	0.29%-2.61%	1.38%-1.89%

The Company recorded derivative expense of $(197,869) and $(4,963,451) for the three-months and six-months ended June 30, 2017 and $(2,259,028) and $(4,963,451) for the three-months and six-months ended June 30, 2016, respectively.

The Company recorded loss on disposition of debt as a result of conversion to the Company’s common stock and Preferred Stock of $(1,260,000) during the six-months ended June 30, 2017. The loss was a result of the conversion value of the shares received exceeded the face value of the note.

Note 10 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of derivative discount amounted to $4,402,773 as of June 30, 2017 and December 31, 2016.

The Company recorded $197,332 and $474,283 amortization of debt discount expense for the three-months and six-months ended June 30 2016, respectively. The Debt Discount was fully amortized as of June 30, 2017 and no expense was incurred for the periods presented.

Note 11 Debt Issue Costs

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)

Debt Issuance Costs	$316,797	$316,797
Total	316,797	316,797
Less: Accumulated Amortization	(316,797)	(316,797)
Debt Issuance Costs net	$—	$—

The Company recorded amortization expense of $0 for the three-months and six-months ended June 30, 2017 and $ $8,569, and $14,609 for three-months and six-months ended June 30, 2016, respectively.

Note 12 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable; however, none were applicable as of the periods presented.

In August 2014, the Company entered into a second amendment to the License Agreement pertaining to its royalty obligations. Under the terms of the amendment, the Company agreed to pay a total of $12,000,000 by November 2018 for the rights assigned in the original contract. In case the Company does not pay GE a total of at least $12,000,000 in cumulative royalties over the term of the License Agreement, the difference between $12,000,000 and the amount of royalties actually paid to GE is owed in December 2018. As of June 30, 2017, and December 31, 2016 there was $10,946,406 and $11,302,423 outstanding under the License Agreement, respectively.

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $218,933 and $356,016 for the three-months and six-months ended June 30, 2017, respectively, and $127,570 and $220,483 for the three-months and six-months ended June 30, 2016, respectively.

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

Note 13 Stockholders Deficit

(A)	Common Stock

For the six-months ended June 30, 2017 and twelve-months ended December 31 2016, the Company issued the following common stock:

Transaction Type		Quantity (shares)	Valuation ($)	Range of Value Per Share

2016 Equity Transactions
Common Stock issued Board of Directors Compensation	(1)	62,000	$42,000	0.60-1.00

Common stock issued per Agreement and Waiver and Agreement to Convert	(2)	1,790,092	822,524	0.25-.625

Common Stock Offering	(3)	3,155,000	7,538,000	1.00-2.70

Common Stock Award	(4)	25,000	15,000	0.60

Common Stock Issued for Services	(5)	300,000	136,250	0.25-1.00

Common Stock Issued for Conversion of Debt	(6)	443,156	110,789	0.25

Total 2016 Equity Transactions		5,775,248	$8,664,563	0.25-2.65

2017 Equity Transactions (through June 30, 2017)
Common Stock Offering	(7)	69,667	$209,000	3.00

Commons Stock Issued per Exercise of Warrants	(8)	1,666,667	5,000,000	3.00

Common Stock Issued per Exercise of Options	(9)	30,000	78,000	2.60

Total 2017 Equity Transactions (through June 30, 2017)		1,766,334	$5,287,000	$2.60-3.00

The following is a more detailed description of the Company’s stock issuance from the table above:

(1)	Shares Issued to Board of Directors

The Company appointed a new director in November 2015. Pursuant to the Company’s Director Compensation Policy (the “Director Compensation Policy”), the Company issued the director 50,000 shares of the its common stock valued at $0.60 per share in connection with the director’s appointment. The stock award was granted on November 15, 2015, but the shares were not issued by the Company until February 2016. In January 2016, this director agreed to serve as the Company’s Audit Committee Chair, and the Company issued the director 12,000 shares of the its common stock valued at $1.00 per share as compensation for the additional responsibilities, pursuant to the Director Compensation Policy.

(2)	Shares Issued in Connection with the Notes or Agreements to Convert

In connection with the Agreement and Waiver and Agreement to Convert, as of the twelve-months ended December 31, 2016, the Company issued an additional 2,343,191 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages, representing payment to Investors of $1,210,798. Of this amount, $625,000 represents prior year stock awards/grants that were not issued until 2016.

(3)	Shares Issued in Connection with Offering

On February 19, 2016, the Company completed a second closing of its offering of shares of its common stock, which first closed on December 24, 2015, representing aggregate gross proceeds to the Company of $300,000, and thereafter issued 300,000 shares of its common stock.

In April 2016, the Company completed an offering of 2,000,000 shares of its common stock at an offering price of $2.50 per share, and 1,666,667 in warrants having a conversion price of $3.00 per share.

In May 2016, the Company completed an offering of 675,000 shares of its common stock at an offering price of $2.60 per share, and 1,350,000 of warrants having conversion price between $3.00 and $3.50 over the next three anniversary dates.

In July 2016, the Company completed an offering of 30,000 shares of its common stock at an offering price of $2.60 per share, and an additional 150,000 shares of its common stock at $2.70 per share in two separate offerings.

(4)	Shares Issued Pursuant to Stock Awards.

In September 2016, the Company issued 25,000 shares of its common stock in stock awards granted on November 15, 2015, at $0.60 per share.

(5)	Shares Issued for Services

In September 2016, the Company issued 300,000 shares of its common stock representing $136,250 in services received in 2015. The share conversions were in a range of valuations between $0.25 and $1.00 per share, based on the dates of the agreements and when the services were rendered.

(6)	Shares Issued in Conjunction with Retirement of Debt

In accordance with the Notes, the Company issued 443,156 shares of its common stock for the retirement of debt during the year-ended December 31, 2016.

(7)	Shares Issued for Common Stock

During the six-months ended June 30, 2017, the Company received gross proceeds of $209,000 from the issuance of 69,667 shares of its common stock to three individuals at $3.00 per share. In connection therewith, the Company issued five-year options to purchase up to 315,000 shares of its common stock at an exercise price of $3.00 per share.

(8)	Shares Issued Pursuant to Warrants Exercised

In March 2017, the Company issued 1,666,667 shares of its common stock upon exercise in full of a warrant having an exercise price of $3.00 per share, and the Company received gross proceeds of $5,000,000.

(9)	Shares Issued Pursuant to Options Exercised

In April 2017, the Company issued 30,000 shares of its common stock upon exercise in full of an option having an exercise price of $2.60 per share, and the Company received gross proceeds of $78,000.

(B)	Preferred Stock

The following is a summary of the Company’s Preferred Stock Activity:

Transaction Type	Quantity	Valuation	Range of Value per Share

2016 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	13,056,932	$44,393,569	$3.40

Total 2016 Preferred Stock Transactions	13,056,932	$44,393,569	$3.40

2017 Preferred Stock Transactions (through June 30, 2017)

Preferred Stock Issued per August 2016 Election	400,000	$1,360,000	$3.40

Total 2017 Preferred Stock Transactions (through June 30, 2017)	400,000	$1,360,000	3.40

In accordance with the August 2016 Elections (see Note 8(B)), the Company has issued 13,456,932 shares of 6% Preferred Stock in exchange for Notes having a principal balance of $3,364,234. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The stock was valued based upon the value of Common Shares publicly traded nearest the conversion date. During the six-month ended June 30, 2017 the Company paid dividends in the amount of $85,745 to the Preferred Stock shareholders.

(C)	Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
2016 Activity
Exercised	—	$—	$—	$—
Granted	1,150,000	0.835	10.00	3,404,000
Forfeited/Cancelled	—	—	—	—
Balance- December 31, 2016	1,150,000	0.835	8.16	$3,404,000
Exercised	(30,000)	2.60	—	(78,000)
Granted	3,105,000	0.883	8.38	$6,220,850
Forfeited/Cancelled	—	—	—	—
Balance- June 30, 2017	3,075,000	$0.883	8.00	$6,142,850

The Company has issued options that have vested to purchase stock through our Incentive Plan. The Company has issued 4,425,000 common stock options in conjunction with all option plans. The Company has reserved 4,140,000 shares with the transfer agent for the future issuance for shares associated with common stock options issued. As a result, 285,000 shares have not been reserved and are included in the calculation of derivative liability (See Note 9).

(D)	Warrants Issued

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	9,728,984	$0.289	1.7
Issued	3,826,667	3.28	1.8
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2016	13,555,651	$0.72	1.7

Issued	60,000	3.00	2.9
Exercised	(1,666,667)	3.00	—
Cancelled/Forfeited	—	—	—
Balance, June 30, 2017	11,948,984	$0.83	1.9

During 2016, the Company issued warrants to four (4) different groups totaling 3,826,667. These warrants had lives ranging from one to five years at strike prices between $3.00 and $3.50 per share.

In March 2017, 1,666,667 warrants were exercised at $3.00 per share.

In May 2017, 60,000 warrants were issued at price between $3.00 and $3.50 per share contingent on the date of exercise.

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

In January 2014, the Company executed a thirty-nine month lease for a corporate headquarters. The Company paid a security deposit of $27,020. The lease expires in April 2017

In October 2014, the Company executed a fifty-three month lease for a new corporate headquarters with a base rent of $97,266 escalating annually through 2019. The Company paid a security deposit of $1,914.

In September 2015, the Company amended the current lease for a smaller space at the same terms.

In October 2014, the Company entered into a sublease agreement to sublease its previous office space through November 2016. In connection with the sublease, the Company collected $34,981 as a security deposit.

One June 20, 2017, the Company extended the operating lease for its corporate headquarters in conjunction with the acquisition of additional space. The new lease is effective on July 1, 2017 and expires on September 30, 2020.

The minimum rent obligations are approximately as follows:

Minimum
Year	Obligation
2017	$18,764
2018	76,179
2019	78,467
2020	60,320
$233,731

(B)	Chief Executive Officer Agreement

In November 2014, the Company entered into an employment agreement with John Campi, its Chief Executive Officer. In addition to salary, the agreement provided for the issuance of 750,000 restricted shares of the Company’s common stock to him, which vested and were issued as follows: 250,000 shares after the first 6 months of employment and 500,000 additional shares at December 31, 2015. Under terms of the agreement the executive would receive additional compensation in the form of stock options to purchase shares of Company stock equal to 0.5% of quarterly net income. The strike price of the options will be established at the time of the grant. The options will vest in twelve months and expire after sixty months. In addition to the stock options compensation, the executive will receive cash compensation equal to 0.5% of annual sales up to $20 million and 0.25% for annual sales $20 million and 3% of annual net income. The 750,000 shares were issued in 2016 and valued at $0.625 per share.

On September 1, 2016, the Company entered into a new employment agreement with its Chief Executive Officer. The agreement provides for a base salary of $150,000; 120,000 shares of The Company’s common stock in a “Sign on Bonus” which will vest December 31, 2017; 0.25% of annual gross sales and 3% of annual adjusted gross income in cash compensation and 0.50% of quarterly net income in options, the strike price to be determined at the time of grant. Such options will expire 5 years after issuance.

For the three-months and six-months ended June 30, 2017 Mr. Campi earned approximately $4,660 and $10,990, respectively, and for the three-months and six-months ended June 30, 2016 $9,112 and $17,575, respectively, under this and the predecessor agreement associated with performance pay as noted above.

(C)	Executive Chairman Agreement

The Company entered into a three year consulting agreement with a director which was terminated effective September 1, 2016, and carries an annual payment of $150,000 cash, stock or five year options equal to 0.5% of the Company’s annual net sales. For the three-months and six-months ended June 30, 2017, Mr. Kohen earned approximately $9,321 and $21,981, respectively, and for the three-months and six-months ended June 30, 2016, he earned $9,112 and $17,575, respectively, under this and the predecessor agreement associated with performance pay as noted above. No stock or options have been issued in association with this agreement.

On September 1, 2016, the Company modified the above consulting agreement. The compensation was changed to $250,000 per annum, an annual grant of 340,000 shares of the Company’s common stock, which vest in its entirety January 1, 2019, and stock options equal to 0.50% of the Company’s gross revenue with five year vesting. In addition, the Chairman was granted a “Sign on Bonus” of 120,000 shares of the Company’s common stock which will vest January 1, 2020, and a supplemental bonus of options which is tied to the performance of the Company’s common stock.

(D)	Employee Agreement – President

On August 17, 2016, the Company entered into an Employment Agreement with Mark Wells, its President. Mr. Wells receives a salary of $250,000; 1,025,000 shares in the Company’s common stock which will vest in its entirety January 1, 2019; 0.25% of the Company’s net revenue and a “Sign-on Bonus” of 120,000 shares of the Company’s common stock which vests January 1, 2018. Mr. Wells earned $4,660 and $10,990 for the three-months and six-months ended June 30, 2017, respectively, under this employment agreement associated with performance pay as noted above.

(E)	Employee Agreement – Chief Operating Officer

Effective July 1, 2016, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer. Ms. Barron receives a base salary of $120,000 per year and incentive compensation equal to 0.25% of the Company’s net revenue paid in cash. Ms. Barron earned approximately $4,660 and $10,990 for the three-months and six-months ended June 30, 2017, respectively associated, with performance pay as noted above.

Note 15 Subsequent Events

On April 19, 2017, the Company’s Board of Directors authorized the Company to grant certain securities under the Company’s 2015 Incentive Plan, or any successor plan, consisting of, in the aggregate, options to purchase up to 2,150,000 shares of our common stock at exercise prices ranging from $3.00 per share to $5.00 per share, vesting on June 30, 2017, December 31, 2017, December 31, 2018 and December 31, 2019. As of June 30, 2017, the Company had not yet entered into award agreements with the grantees of such grants, and therefore had not issued options to purchase shares of the Company’s common stock pursuant to such grants. On August 2, 2017, the Company entered into Stock Option Agreements with two of the grantees thereby issuing, in the aggregate, options to purchase up to 350,000 shares of the Company’s common stock, with 175,000 of such options vested and having an exercise price of $3.00 per share and 175,000 of such options vesting on December 31, 2017 and having an exercise price of $4.00 per share. As of August 11, 2017, the Company had not yet entered into Stock Option Agreements with the other grantees.

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

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation of light fixtures and ceiling fans, into ceilings and walls by the use of a weight bearing power plug. Our patented technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The combined socket and plug technology is referred to as the “SQL Technology” throughout this prospectus.

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

Results of Operations - For the Three-Months Ended June 30, 2017 Compared to the Three-Months Ended June 30, 2016

	For the Three-Months Ended-Unaudited
	June 30, 2017	June 30, 2016	$ Change	% Change

Revenue	$2,504,751	$1,854,368	$650,383	35.1%

Cost of Sales	(1,969,977)	(1,690,505)	(279,472)	16.5%

Gross Profit	534,774	163,863	370,911	226.4%

General and Administrative Expenses	2,048,351	1,508,663	539,688	35.8%

Loss from Operations	(1,513,577)	(1,344,800)	(168,777)	12.6%

Other Income / (Expense)
Derivative expenses	(197,869)	(4,963,451)	4,765,582	(96.0)%
Change in fair value of embedded derivative liabilities	502,252	(37,458,479)	37,960,731	(101.3)%
Interest Expense, Gain (Loss) on debt extinguishment, Other	(706,350)	(392,578)	(313,772)	79.9%
Total other expense - net	(401,967)	(42,814,508)	42,412,541	(99.1)%

Net Income / (Loss)	$(1,915,544)	$(44,159,308)	$42,243,764	(95.7)%

Net Income / (Loss) Per Share - basic and diluted	$(0.04)	$(0.98)	$0.94	(95.9)%

Revenue

We recorded revenue of $2,504,751 for the three-month period ended June 30, 2017, as compared to revenue of $1,854,368 for the three-month period ended June 30, 2016. The increase is due to the addition of customer accounts consistent with the Company’s business plan and represents increased volume and product offering expansion to our existing customers.

Cost of Sales

We had a cost of sales of $1,969,977 for the three-month period ended June 30, 2017, as compared to a cost of sales of $1,690,505 for the three-month period ended June 30, 2016. The increase is associated with the increase in sales and increased product offering.

Gross Profit

We had gross profit of $534,774 for the three-month period ended June 30, 2017 as compared to gross profit of $163,863 for the three-month period ended June 30, 2016. As a percent of sales, gross profit was 21.4% and 8.8% for the three-months ended June 30, 2017 and 2016, respectively. The increase in gross profit as a percent of sales is attributable to improved pricing and better volume discounts on the cost of sales.

General and Administrative Expenses

General and administrative expense (G&A) increased $539,688 to $2,048,351 during the three-month period ended June 30, 2017, from $1,508,663 for the three-month period ended June 30, 2016.

The increase in the general and administrative expenses were due to additional business activity including:

■	$223,000 Payroll and related expenses due to additional personnel.
■	$107,300 Product development and testing for innovation and quality.
■	$77,500 Marketing costs due to additional campaigns for new products.
■	$76,500 Travel associated with operations and quality control.
■	$63,800 Direct selling expenses for channel partners.
■	$42,900 Commission expense associated with increased sales.
■	$22,200 Insurance related expenses.

These increases were offset by the following decreases:

■	$(69,900) China operation expenses due to improved sourcing.
■	$(32,300) Legal, outside accounting and professional expenses .

Loss from Operations

Loss from operations increased $168,777 to $1,513,577 during the three-month period ended June 30, 2017, from $1,344,800 for the three-month period ended June 30, 2016. The increase was due to an increase in general and administrative expenses, which was partially offset by a decrease in gross profit on sale.

Other Income (Expense)

Total other expenses decreased $42,412,541 to $401,967 for the three-month period ended June 30, 2017, from a net other expense of $42,814,508 for the three-month period ended June 30, 2016. The change is associated with a $37,960,731 decrease in the fair value of the embedded derivative liability and a decrease of $4,765,582 non-cash derivative expense associated with an increase in the value of the Company’s common stock from $1.00 to $3.00 per share, and a $630,000 loss on the extinguishment of debt related to the conversion of the Company’s debentures into shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock was valued at $3.40 per share. This increase was partially offset by a $315,956 decrease in interest expense.

Net Income (Loss) and Net Income (Loss) per Share

The Company’s net loss and net loss per share for the three-month period ended June 30, 2017 was approximately $(1,915,544) and $(0.04) per share, respectively, as compared to the three-month period ended June 30, 2016, where net loss was approximately $(44,159,308) and $(0.98) per share, respectively.

Results of Operations - For the Six-Months ended June 30, 2017 Compared to the Six-Months Ended June 30, 2016

	For the Six-Months Ended- Unaudited
	June 30, 2017	June 30, 2016	$ Change	% Change

Revenue	$5,122,097	$3,602,429	$1,519,668	42.2%

Cost of Sales	(3,981,226)	(3,254,550)	(726,676)	22.3%

Gross Profit	1,140,871	347,879	792,992	228%

General and Administrative Expenses	3,801,433	2,936,443	864,990	29.5%

Loss from Operations	(2,660,562)	(2,588,564)	(71,998)	2.8%

Other Income / (Expense)
Derivative expenses	(2,259,028)	(4,963,451)	2,704,423	(54.5)%
Change in fair value of embedded derivative liabilities	(13,015,170)	(35,461,616)	22,446,446	(63.3)%
Interest Expense, Gain (Loss) on debt extinguishment, Other	(1,393,467)	(758,618)	(1,634,849)	83.7%
Total other expense - net	(16,667,665)	(41,183,685)	24,516,020	(59.5)%

Net Income / (Loss)	$(19,328,227)	$(43,772,249)	$24,444,022	(55.8)%

Net Income / (Loss) Per Share - basic and diluted	$(0.40)	$(1.00)	$0.60	(60.0)%

Revenue

We recorded revenue of $5,122,097 for the six-month period ended June 30, 2017, as compared to revenue of $3,602,429 for the six-month period ended June 30, 2016. The increase is due to the addition of customer accounts consistent with the Company’s business plan and represents increased volume and product offering expansion to our existing clients.

Cost of Sales

We had a cost of sales of $3,981,226 for the six-month period ended June 30, 2017, as compared to a cost of sales of $3,254,550 for the six-month period ended June 30, 2016. The increase is associated with the increase in sales and increased product offering.

Gross Profit

We had gross profit of $1,140,871 for the six-month period ended June 30, 2017 as compared to gross profit of $347,879 for the six-month period ended June 30, 2016. As a percent of sales, gross profit was 22.3% and 9.7% for the six-months ended June 30, 2017 and 2016, respectively. The increase in gross profit as a percent of sales is attributable to improved pricing and better volume discounts on the cost of sales.

General and Administrative Expenses

General and administrative expense (G&A) increased $864,990 to $3,801,433 during the six-month period ended June 30, 2017, from $2,936,443 for the six-month period ended June 30, 2016.

The increase in the general and administrative expenses were due to additional business activity including:

■	$437,000 Payroll and related expenses due to additional personnel.
■ ■	$197,000 Commission and direct selling expense associated with increased sales. $128,800 Travel associated with operations, product development and quality.
■ ■ ■ ■ ■

$119,000 Marketing costs due to additional campaigns for new products.

$90,000 Trade show participation.

$57,600 Product development, innovation and quality control.

$36,700 Warehouse expense associated with increased inventory.

$30,200 Rent expense associated with former headquarters.

These increases were offset by the following decreases:

■	$(153,900) Legal expense, outside accounting and professional fees.
■	$(103,600) China expenses due to improved sourcing.

Loss from Operations

Loss from operations increased $71,998 to $2,660,562 during the six-month period ended June 30, 2017, from $2,588,564 for the six-month period ended June 30, 2016. The increase was due to an increase in general and administrative expenses, which was partially offset by an increase in gross profit on sale.

Other Income (Expense)

Total other expenses decreased $24,516,020 to $16,667,665 for the six-month period ended June 30, 2017, from a net other expense of $41,183,685 for the six-month period ended June 30, 2016. The change is associated with a $22,446,446 decrease in the fair value of the embedded derivative liability and a decrease of $2,704,423 non-cash derivative expense associated with an increase in the value of the Company’s common stock from $1.00 to $3.00 per share, and a $1,260,000 loss on the extinguishment of debt. The Company’s recent private placement of common stock impacted the Black Scholes calculation of the intrinsic value of the equity component. This increase was partially offset by a $620,468 decrease in interest expense.

Net Income (Loss) and Net Income (Loss) per Share

The Company’s net loss and net loss per share for the six-month period ended June 30, 2017 was approximately $(19,328,227) and $(0.40) per share, as compared to the six-month period ended June 30, 2016, where the net loss was approximately $(43,772,249) and $(1.00) per share, respectively.

Liquidity and Capital Resources

As of June 30, 2017 the Company had $7,200,560 in cash on hand. To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. As a result, the Company has raised additional funds through the sale of its common stock. The Company has also entered into a Line of Credit with a third party which will supply it with $10,000,000 to support its purchase orders, inventory and other working capital needs. As of June 30, 2017, the Company had $6,662,111 available under the Line of Credit, which expires December 31, 2017. In order for the Company to achieve sufficient working capital to support its operations and sales growth, the Company may be required to find additional financing to replace the expiring facility or raise additional capital to fund its working capital needs. It currently has no such financing commitment in place.

For the six-months ended June 30, 2017, cash flows used for operations was $(2,166,240) as compared with $(4,468,756) used for the same period in 2016. The Company’s decrease in cash used in operations was due to the higher revenue and higher gross profit margin, a $356,017 increase in royalty obligations payable on increased sales pursuant to the License Agreement, which were partially offset by a $504,964 increase in accounts receivable. These amounts were further offset by a decrease of $13,015,171 in non-cash change in derivative liabilities, a $2,259,028 increase in non-cash derivative expense, a $1,260,000 increase in Loss on Debt Extinguishment, and a $290,121 increase in accounts payable and accrued expenses.

For the six-months ended June 30, 2017, the Company used $(105,255) in investing activities as compared with $(30,292) used for the same period in 2016. The difference was due to the costs of securing patents and acquisition of fixed assets.

For the six-months ended June 30, 2017, cash flows provided $5,346,167 from financing activities as compared to $9,110,313 for the same period in 2016. The Company received proceeds of $5,000,000 from the exercise of warrants, $78,000 from the exercise of options, $287,000 from the issuance of shares of common stock. These amounts were offset by $200,000 in principal repayments of certain convertible promissory notes of the Company and $85,745 paid in dividends to holders of our Preferred Stock.

As a result of the above operating, investing and financing activities, the Company provided $3,074,672 in cash equivalents for six-months ended June 30, 2017, as compared with $4,611,265 provided in the same period in 2016. The Company had $7,200,560 and $5,062,133 in cash equivalents for the six-months ended June 30, 2017 and 2016, respectively.

The Company had a working capital deficit of $(26,162,322) as of June 30, 2017, as compared to $(21,419,526) as of December 31, 2016, which includes $32,296,078 and $24,083,314 in derivative liabilities for the periods, respectively.

The Company acquired and is holding $2,627,381 in inventory on its balance sheet at June 30, 2017. This inventory is to support e-commerce activity on internet sales platforms of the Company’s customers. The inventory is located with a third-party logistics firm.

A majority of the Company’s sales do not require the Company to take delivery of inventory. Production of the SQL Technology and electrical fixtures will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which the products become the property of the customer.

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

The following are the hierarchical levels of inputs to measure fair value:

■	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
■	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
■	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

As of August 11, 2017, the Company has reserved for issuance 29,485,920 shares of common stock associated with conversion features on Preferred Stock, warrants and options. These shares have been reserved for issuance by the Company’s stock transfer agent, and accordingly, no derivative liability has been calculated on these shares.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

■	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
■	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
■	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
■	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

■	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

■	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
■	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
■	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Principal Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Principal Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The transactions described below were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering. All proceeds from the subscriptions for common stock and warrants to purchase shares of the Company’s common stock noted below will be used for general working capital purposes.

On April 19, 2017, the Company’s Board of Directors authorized the Company to grant certain securities under the Company’s 2015 Stock Incentive Plan, or any successor plan (the “Incentive Plan”), consisting of, in the aggregate, options to purchase up to 2,150,000 shares of our common stock at exercise prices ranging from $3.00 per share to $5.00 per share, vesting on June 30, 2017, December 31, 2017, December 31, 2018 and December 31, 2019. On August 2, 2017, the Company entered into Stock Option Agreements with two of the grantees, thereby issuing, in the aggregate, options to purchase up to 350,000 shares of the Company’s common stock, with 175,000 of such options vested and having an exercise price of $3.00 per share and 175,000 of such options vesting on December 31, 2017 and having an exercise price of $4.00 per share. As of August 11, 2017, the Company had not yet entered into Stock Option Agreements with the other grantees, and therefore had not issued the remaining 1,800,000 options to purchase shares of the Company’s common stock pursuant to such grants.

On May 11, 2017, the Company issued 30,000 shares of its common stock in connection with the full exercise of a stock option agreement, dated September 22, 2016, at an exercise price of $2.60 per share, pursuant to which the Company received gross proceeds of $78,000. In connection with such stock option agreement, the Company issued three-year warrants to purchase up to 60,000 shares of its common stock at an exercise price ranging between $3.00 and $3.50 per share (depending on the date of exercise).

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

(b)       Exhibit Index

No.	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended.	(3)
3.2	The Company’s Bylaws	(2)
10.1	Form of Stock Option Agreement used in connection with the stock subscriptions dated February 21, 2017, March 24, 2017 and April 11, 2017.	(4)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By:	/s/ John P. Campi
John P. Campi
Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)