Form 10-Q
period 2017-09-30
SQL Technologies Corp.
filed 2017-11-14
CIK 1598981

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2017

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

(770) 754-4711

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As November 13, 2017, the issuer had 49,042,833 shares of common stock issued and outstanding and 13,456,936 shares of Series A Convertible Preferred Stock, no par value per share, issued and outstanding.

Unless we have indicated otherwise, or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash	$6,359,067	$4,125,888
Accounts receivable, net of allowance	1,060,691	796,824
Inventory	2,824,614	2,401,048
Prepaid expenses	—	41,229
Total current assets	10,244,372	7,364,989

Furniture and Equipment - net	221,989	113,605

Other assets:
Patent - net	147,783	106,342
GE trademark license - net	2,851,503	4,675,585
Other assets	40,934	202,346
Total other assets	3,040,220	4,984,273

Total assets	$13,506,581	$12,462,867

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,313,542	$1,060,163
Convertible debt	—	150,000
Convertible debt - related parties	—	50,000
Notes payable - current portion	3,805,506	3,225,961
Notes payable - related party	200,000	200,000
Derivative liabilities	32,778,429	24,083,314
Other current liabilities	45,401	15,077
Total current liabilities	38,142,878	28,784,515

Long term liabilities:
Notes payable	—	73,598
GE royalty obligation	10,850,995	11,302,423
Total long term liabilities	10,850,995	11,376,021

Total liabilities	48,993,873	40,160,536

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,932 and 13,056,932 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	45,753,569	44,393,569

Stockholders’ Deficit:
Common stock: $0 par value, 500,000,000 shares authorized; 49,042,833 and 47,276,499 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	17,581,391	12,294,391
Common stock to be issued	—	—
Additional paid-in capital	63,971,540	56,910,107
Subscription receivable	—	(78,000)
Accumulated deficit	(162,758,350)	(141,182,294)
Total Stockholders’ deficit	(81,205,419)	(72,055,796)
Non-controlling interest	(35,442)	(35,442)
Total Deficit	(81,240,861)	(72,091,238)

Total Liabilities and Stockholders’ deficit	$13,506,581	$12,462,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three and Nine-Months Ended September 30, 2017 and 2016

(Unaudited)

	Three-Months		Nine-Months
	September30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Sales	$1,415,247	$1,932,312	$6,537,343	$5,534,741

Cost of sales	(1,193,371)	(1,593,926)	(5,178,099)	(4,848,476)

Gross profit	221,876	338,386	1,359,244	686,265

General and administrative expenses	1,802,393	1,613,880	5,601,108	4,550,323

Loss from operations	(1,580,517)	(1,275,494)	(4,241,864)	(3,864,058)

Other income (expense)
Interest expense	(74,294)	(139,924)	(216,592)	(902,690)
Derivative expenses	(663,033)	(2,446,918)	(2,922,061)	(7,410,369)
Change in fair value of embedded derivative liabilities	180,682	(3,183,183)	(12,834,488)	(38,644,799)
Loss on debt extinguishment - net	—	(22,121,217)	(1,260,000)	(22,121,217)
Gain on exchange	4,853	—	4,853	—
Other income	4,541	4,648	13,371	8,796
Total other expense - net	(547,251)	(27,886,594)	(17,214,917)	(69,070,279)

Net income (loss) including non-controlling interest	(2,127,768)	(29,162,088)	(21,456,781)	(72,934,337)
Less: net loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to SQL Technologies Corp.	$(2,127,768)	$(29,162,088)	$(21,456,781)	$(72,934,337)

Net loss per share - basic and diluted	$(0.04)	$(0.62)	$(0.44)	$(1.63)

Weighted average number of common shares outstanding during the year - basic and diluted	49,042,833	46,702,330	48,635,397	44,830,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine-Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine-Months
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss attributable to SQL Technologies Corp.	$(21,456,781)	$(72,934,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,943	19,714
Allowance for doubtful accounts	18,995	—
Amortization of debt issue costs	—	14,605
Amortization of debt discount	—	474,283
Amortization of patent	7,326	5,774
Amortization of GE trademark license	1,824,081	1,832,777
Change in fair value of derivative liabilities	12,834,488	38,644,799
Derivative expense	2,922,061	7,410,369
Loss on debt extinguishment	—	(180,783)
Stock options issued for services - related parties	1,260,000	22,302,000
Change in operating assets and liabilities:	—	193,250
Accounts receivable	(282,862)	(1,435,013)
Prepaid expenses	41,229	14,334
Inventory	(423,566)	(2,705,895)
Royalty payable	(451,428)	(385,922)
Other	191,737	(175,671)
Accounts payable & accrued expenses	253,377	1,569,345
Net cash used in operating activities	(3,226,400)	(5,336,371)

Cash flows from investing activities:
Purchase of property & equipment	(143,328)	(10,837)
Payment of patent costs	(48,765)	(22,877)
Net cash used in investing activities	(192,093)	(33,714)

Cash flows from financing activities:
Repayments of convertible notes	(200,000)	(2,770,000)
Payments of contingent consideration	100,000	—
Proceeds from note payable	2,443,996	3,791,576
Proceeds from note payable - related party	—	500,000
Stock issued in exchange for interest	—	158,312
Stock issued in exchange for principal	—	1,870,000
Dividends paid	(119,276)	—
Repayments of notes	(1,938,048)	(871,028)
Repayments of notes - related party	—	(300,000)
Proceeds from the exercise of options	78,000	—
Proceeds from the exercise of warrants	5,000,000	—
Proceeds from issuance of stock	287,000	7,538,000
Net cash provided by financing activities	5,651,672	9,916,860

Increase cash and cash equivalents	2,233,179	4,546,775
Cash and cash equivalents at beginning of period	4,125,888	450,868
Cash and cash equivalents at end of period	$6,359,067	$4,997,643

Supplementary disclosure of non-cash financing activities:
Reclassification of derivative liability to additional paid-in-capital	$7,061,434	$45,015,362

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$214,266	$75,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 Organization and Nature of Operations

SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.), a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC. The Company was converted to corporation on November 6, 2012. Effective August 12, 2016, the Company changed its name from “Safety Quick Lighting & Fans Corp.” to “SQL Technologies Corp.” The Company holds a number of worldwide patents and has received a variety of final electrical code approvals, including UL Listing and CSA approval (for the United States and Canadian Markets), the CE Marking (for the European market) and, in December 2016, was approved by the National Fire Protection Association for inclusion in the NFPA 70: National Electrical Code (NEC). The Company maintains offices in Georgia, Florida and in Foshan, Peoples Republic of China.

The Company is engaged in the business of developing proprietary technology that enables a quick and safe installation of electrical fixtures, such as ceiling fans and light fixtures, using a power plug installed in ceiling and wall electrical junction boxes. The Company’s base technology consists of a weight bearing, fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of an electric power supply that is connected to the electrical junction box. The plug, which is incorporated in an electrical appliance, attaches to the socket via a male post and is capable of feeding electric power to the appliance. The plug includes a second structural element allowing it to revolve and a releasable latching that provides a retention force between the socket and the plug to prevent unintentional disengagement. The socket and plug can be detached by releasing the latch, thereby disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures. The use of the Company’s technology enables the installation and replacement of ceiling fans and lights and wall sconces in a fraction of the time of similar, conventional appliances.

The Company’s base technology also houses modular circuit boards on which software can be added, enabling the incorporation of smart home applications. The Company is currently conducting research and development on the addition of smart home applications for future products using its base technology.

The Company currently markets consumer friendly, energy saving “plugin” ceiling fans and light fixtures under the General Electric Company (“GE” or “General Electric”) brand as well as “conventional” ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting& Fans LLC (the “Subsidiary”). The Subsidiary was formed in Florida on April 27, 2011, and is in the business of manufacturing the patented device that the Company owns. The Subsidiary had no activity during the periods presented.

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

Reclassifications

For comparability, reclassifications of certain prior-year balances were made in order to confirm with current-year presentations.

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

Non-controlling Interest

In May 2012, in connection with the sale of the Company’s membership units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these membership units in September 2013, increasing the ownership percentage from 94.35% back to 98.8%. During the nine-month ended September 30, 2017 and the twelve-months ended December 31, 2016, there was no activity in the Subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $6,359,067 and $4,125,888 in cash equivalents as of September 30, 2017, and December 31, 2016, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $5,859,067 at September 30, 2017.

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

The Company’s net balance of accounts receivable for the nine-months ended September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Accounts Receivable	$1,079,686	$796,824
Allowance for Doubtful Accounts	(18,995)	—
Net Accounts Receivable	$1,060,691	$796,824

For the nine-months ended September 30, 2017, the Company increased the Allowance for Doubtful Accounts to $18,995 reflecting amounts deemed potentially uncollectable. For the nine-months ended September 30, 2017 the Company recorded $18,995 in bad debt expense. The Company recorded no bad debt expense in 2016.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first in, first out (FIFO) method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.

At September 30, 2017 and December 31, 2016, the Company had $2,824,614 and $2,401,048 in inventory, respectively. The inventory at September 30, 2017 consisted of Finished Goods of $2,315,433 and $509,181 in Component Parts. The December 31, 2016 inventory consisted entirely of Finshed Goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a twenty-four-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2017, and December 31, 2016, the Company has determined that no allowance was required.

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

GE Trademark Licensing Agreement

The Company entered into a Trademark License Agreement with General Electric on June 15, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric (the “GE Trademark License”). As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum trademark licensing fee (the “Royalty Obligation”) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in November 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60 months.

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

The Company changed its method of valuation for fair market values of derivatives in 2017 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used under SFAS 123 and are reflected on our condensed consolidated statement of operations as other (income) expense at each reporting period. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security. The change in valuation methodology had no material impact on the Company’s previous calculations.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option pricing valuation model. The ranges of assumptions for inputs are as follows:

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option pricing valuation model. The ranges of assumptions for inputs are as follows:

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

Revenue Recognition

The Company derives revenues from the sale of GE branded ceiling fans and lighting fixtures to large retailers through retail and online sales.

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

Product sold to large retail customers is typically shipped directly to the customer from the third-party manufacturer; costs associated with shipping and handling is shown as a component of cost of sales.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, convertible preferred stock, and option and warrant contracts. For the nine-months ended September 30, 2017 and 2016, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Convertible Debt (Exercise price $0.25/share)	—	800,000
Stock Warrants (Exercise price $0.001 - $3.00/share)	11,948,984	13,555,651
Stock Options (Exercise price $0.375 - $3.00/share)	3,950,000	1,350,000
Total	15,989,984	15,705,651

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

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquired business recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquired business. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued an accounting standards update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangements. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Issued but Not Adopted as of September 30, 2017

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued an accounting standards update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on our consolidated financial statements if we enter into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 3 Furniture and Equipment

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Machinery and Equipment	$31,456	$31,456
Computer Equipment	6,846	6,846
Furniture and Fixtures	36,059	36,059
Tooling and Production	193,756	105,379
Leasehold Improvements	54,951	—
Total	323,068	179,740
Less: Accumulated Depreciation	(101,079)	(66,135)
Property and Equipment net	$221,989	$113,605

Depreciation expense amounted to $19,539 and  $34,943 for the three and nine-months ended September 30, 2017, respectively; and $6,707 and $19,714 for the three-months and nine-months ended September 30, 2016, respectively.

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Patents	$183,684	$134,919
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(35,901)	(28,577)
Patents net	$147,783	$106,342

Amortization expense associated with patents amounted to $2,221 and $7,326 for the three-months and nine-months ended September 30, 2017, respectively; and $2,095 and $5,774 for the nine-months ended September 30, 2016, respectively.

At September 30, 2017, future amortization of intangible assets for the years ending follows:

Year Ending December 31:
2017	$3,058
2018	12,229
2019	12,229
2020	12,229
2021	12,229
2022 and Thereafter	95.809
$147,783

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
GE Trademark License	$12,000,000	$12,000,000
Less: Impairments	—	—
Less: Accumulated Amortization	(9,148,497)	(7,324,415)
GE Trademark License – net	$2,851,503	$4,675,585

Amortization expense associated with the GE Trademark License amounted to $611,037 and $1,824,081 for the three-months and nine-months ended September 30, 2017 and $615,385 and $1,832,777 for the three-months and nine-months ended 2016, respectively.

At September 30, 2017, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31:
2017	$611,037
2018	2,240,466
$2,851,503

Note 6 Deferred Lease Credits

Cash or rent abatements received upon entering into certain office leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion is included in Deferred Lease Credits, which are included in other current liabilities. As of September 30, 2017, and December 31, 2016 the deferred credits were $45,401 and $13,034 respectively. Deferred Rent amortization was $(15,694) and $(30,324) for the three-months and nine-months ended September 30, 2017 and $2,292 and $6,875 for the three-months and nine-months ended 2016, respectively.

Note 7 Notes Payable

At September 30, 2017 and December 31, 2016, the Company had a note payable to a bank in the amount of $99,807 and $186,823, respectively. The note bears interest at prime plus 1.5% (5.75 % as of September 30, 2017) and matures on August 28, 2018. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company.

On April 13, 2016, the Company entered in to an agreement with a third party for a $10,000,000 line of credit. The primary purpose of this line of credit is to fund manufacturing and product related obligations. The amounts outstanding under the line of credit promissory note carries interest of 8%, due monthly with principal and unpaid interest due December 31, 2017. The note is secured by the assets of the Company. The outstanding balance on this note was $3,705,699 and $3,112,737 at September 30, 2017 and December 31, 2016, respectively.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12% and carried a balance of $200,000 at September 30, 2017 and December 31, 2016, respectively.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 Months
2017	$3,962,829
2018	42,677
$4,005,506

Interest expense under the above agreements amounted to $74,294 and $204,939 for the three-months and nine-months ended September 30, 2017, respectively and $65,982 and $107,816 for the three-months and nine-months ended September 30, 2016, respectively.

Note 8 Convertible Debt Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 9.

	Third Party	Related Party	Totals
Balance December 31, 2015 (Audited)	$ 3,989,950	$ 50,000	$ 4,039,950
Add: Amortization of Debt Discount	474,283	0	474,283
Less Repayments/Conversions	(4,314,233)	-	-
Balance December 31, 2016 (Audited)	150,000	50,000	200,000
Add: Amortization of Debt Discount	-	-	-
Less Repayments/Conversions	(150,000)	(50,000)	(200,000)
Balance September 30, 2017 (Unaudited)	$ -	$ -	$ -

On November 26, 2013, May 8, 2014 and September 25, 2014 the Company completed closings in connection with its offering (the “Notes Offering”) of its 12% Secured Convertible Promissory Notes (the “12% Notes”) in the aggregate principal amount of $4,240,100 and/or its 15% Secured Convertible Promissory Notes in the aggregate principal amount of $30,000 (the “15% Notes”, and together with the 12% Notes, each a “Note” and collectively, the “Notes”), as applicable, with certain “accredited investors” (the “Investors”), as defined under Regulation D, Rule 501 of the Securities Act. Pursuant to the Notes Offering, the Company received $1,752,803, $1,400,000 and $800,500 in net proceeds on November 26, 2013, May 8, 2014 and September 25, 2014, respectively. The principal balance of each Note and all unpaid interest became payable twenty-four (24) months after the date of issuance. The principal and outstanding interest under the Notes were convertible into shares of the Company’s common stock at $0.25 per share and were secured by a first priority lien (subject only to an existing note with Signature Bank of Georgia on the Company’s intellectual property and all substitutes, replacements and proceeds of such intellectual property).

Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase the Company’s common stock at $0.375 per share (each a “Note Offering Warrant” and collectively, the “Note Offering Warrants”). Investors of the 12% Notes received Note Offering Warrants with 25% coverage based on a predetermined valuation of the Company. Investors of the 15% Notes received Note Offering Warrants with 15% coverage based on the predetermined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Note Offering Warrants with a bonus 40% coverage (“Bonus Coverage”); however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Note Offering Warrants may be exercised by the Investors by providing to the Company a notice of exercise, payment and surrender of the Note Offering Warrant.

The Notes and Note Offering Warrants were treated as derivative liabilities.

In connection with the Notes Offering, the Company entered into Note Offering Registration Rights Agreements, each dated as of November 26, 2013, May 8, 2014 and September 25, 2014, and each by and between the Company and each of the Investors (collectively, the “Note Offering Registration Rights Agreements”). Because the Company was unable to timely file a registration statement pursuant to the terms of each Note Offering Registration Rights Agreements dated as of November 26, 2013 or May 8, 2014, the Company was in default under such Note Offering Registration Rights Agreements (the “Filing Default Damages”), and because the Company was unable to timely have a registration statement declared effective pursuant to the terms of the Note Offering Registration Rights Agreements dated as of November 26, 2013, the Company was in default under such Note Offering Registration Rights Agreements (the “Effectiveness Default Damages”). The Filing Default Damages stopped accruing on the date such registration statement was filed, and the Effectiveness Default Damages stopped accruing on the date it was declared effective.

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

For the nine-months ended September 30, 2017, one Investor redeemed $50,000 in principal balance of one Note and one Investor was issued 200,000 shares of Preferred Stock in connection with its August 2016 Election. Pursuant to the August 2016 Elections received and effective as of August 15, 2016, through September 30, 2017 the Company redeemed or issued shares of the Company’s common stock or Preferred Stock, as applicable, in exchange for the principal balance of the Notes, as follows: (i) the payment of, in the aggregate, $50,000 in principal balance of one Note; (ii) the issuance of 240,000 shares of the Company’s common stock, representing $60,000 in outstanding Note principal balance; and (iii) the issuance of 13,456,936 shares of Preferred Stock, representing $3,364,234 in outstanding Note principal balance.

As of September 30, 2017, all Notes have either been re-paid in cash, are represented by a separate debt obligation or have been converted, and all such Notes have been terminated. All issuances of capital stock in the August 2016 Election were made only for principal balances due under the Notes, and all interest was paid directly to the Investors.

(A)	Terms of Debt

The debt carries interest between 12% and 15%, and was due in November 2015, May 2016 and September 2016, as extended to July 31, 2016 pursuant to certain forbearance agreements.

All Notes and Note Offering Warrants issued in connection with the Notes Offering are convertible at $0.25 and $0.375 per share, respectively, subject to the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

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

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Balance Beginning of period	$24,083,313	$24,157,837
Fair value mark to market adjustment - stock options	2,012,078	(268,098)
Fair value at the commitment date for options granted	1,441,935	4,625,002
Fair value mark to market adjustment - convertible debt	8,482,239	42,664,939
Fair value mark to market adjustment - warrants	2,340,171	(1,972,844)
Fair value at commitment date for warrants issued	1,480,126	5,053,387
Debt settlement on the derivative liability associated with interest	—	3,204,363
Reclassification of derivative liability to Additional Paid-in-Capital due to share reservation	(7,061,433)	(50,431,559)
Gain on Settlement of Debt	—	(2,949,714)
Balance at end of period	$32,778,429	$24,083,313

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $180,682 and $(12,834,488) for the three-months and nine-months ended September 30, 2017, respectively; and $(3,183,183) and $(38,644,799) for the three-months and nine-months ended September 30, 2016, respectively.

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	2-10 years	1.16 – 9.56 years
Risk Free Interest Rate	0.29%-2.61%	1.47%-2.33%

The Company recorded derivative expense of $(663,033) and $(2,922,061) for the three-months and nine-months ended September 30, 2017 and $(2,446,918) and $(7,410,369) for the three-months and nine-months ended September 30, 2016, respectively.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of $180,682 and ($3,183,183) for the three months ended September 30, 2017 and 2016, respectively, and ($12,834,488) and ($38,644,799) for the nine months ended September 30, 2017 and 2016, respectively.

The Company recorded loss on disposition of debt as a result of conversion to the Company’s common stock and Preferred Stock of $(1,260,000) during the nine-months ended September 30, 2017. The loss was a result of the conversion value of the shares received exceeded the face value of the note.

Note 10 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of derivative discount amounted to $4,402,773 as of September 30, 2017 and December 31, 2016.

The Company recorded $-0- and $474,283 amortization of debt discount expense for the three-months and nine-months ended September 30 2016, respectively. The Debt Discount was fully amortized as of September 30, 2017 and no expense was incurred for the periods presented.

Note 11 Debt Issue Costs

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Debt Issuance Costs	$316,797	$316,797
Total	316,797	316,797
Less: Accumulated Amortization	(316,797)	(316,797)
Debt Issuance Costs net	$—	$—

The Company recorded amortization expense of $-0- for the three-months and nine-months ended September 30, 2017 and $-0-, and $14,605 for three-months and nine-months ended September 30, 2016, respectively.

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

In August 2014, the Company entered into a second amendment to the License Agreement pertaining to its royalty obligations. Under the terms of the amendment, the Company agreed to pay a total of $12,000,000 by November 2018 for the rights assigned in the original contract. In case the Company does not pay GE a total of at least $12,000,000 in cumulative royalties over the term of the License Agreement, the difference between $12,000,000 and the amount of royalties actually paid to GE is owed in December 2018. As of September 30, 2017, and December 31, 2016 there were $10,850,995 and $11,302,423 outstanding under the License Agreement, respectively.

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $95,412 and $451,429 for the three-months and nine-months ended September 30, 2017, respectively, and $98,686 and $319,170 for the three-months and nine-months ended September 30, 2016, respectively.

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

Note 13 Stockholders Deficit

(A)	Common Stock

For the nine-months ended September 30, 2017 and twelve-months ended December 31, 2016, the Company issued the following common stock:

Transaction Type		Quantity (shares)	Valuation ($)	Range of Value Per Share

2016 Equity Transactions
Common Stock issued Board of Directors Compensation	(1)	62,000	$42,000	0.60-1.00

Common stock issued per Agreement and Waiver and Agreement to Convert	(2)	1,790,092	822,524	0.25-.625

Common Stock Offering	(3)	3,155,000	7,538,000	1.00-2.70

Common Stock Award	(4)	25,000	15,000	0.60

Common Stock Issued for Services	(5)	300,000	136,250	0.25-1.00

Common Stock Issued for Conversion of Debt	(6)	443,156	110,789	0.25

Total 2016 Equity Transactions		5,775,248	$8,664,563	0.25-2.65

2017 Equity Transactions (through September 30, 2017)
Common Stock Offering	(7)	69,667	$209,000	3.00

Common Stock Issued per Exercise of Warrants	(8)	1,666,667	5,000,000	3.00

Common Stock Issued per Exercise of Options	(9)	30,000	78,000	2.60

Total 2017 Equity Transactions (through September 30, 2017)		1,766,334	$5,287,000	$2.60-3.00

The following is a more detailed description of the Company’s stock issuance from the table above:

(1)	Shares Issued to Board of Directors

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

During the nine-months ended September 30, 2017, the Company received gross proceeds of $209,000 from the issuance of 69,667 shares of its common stock to three individuals at $3.00 per share. In connection therewith, the Company issued five-year options to purchase up to 315,000 shares of its common stock at an exercise price of $3.00 per share.

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

(B)	Preferred Stock

The following is a summary of the Company’s Preferred Stock Activity:

Transaction Type	Quantity	Valuation	Range of Value per Share

2016 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	13,056,932	$44,393,569	$3.40

Total 2016 Preferred Stock Transactions	13,056,932	$44,393,569	$3.40

2017 Preferred Stock Transactions (through September 30, 2017)

Preferred Stock Issued per August 2016 Election	400,000	$1,360,000	$3.40

Total 2017 Preferred Stock Transactions (through September 30, 2017)	400,000	$1,360,000	3.40

In accordance with the August 2016 Elections (see Note 8(B)), the Company has issued 13,456,932 shares of 6% Preferred Stock in exchange for Notes having a principal balance of $3,364,234. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The stock was valued based upon the value of shares of the Company’s common stock publicly traded nearest the conversion date. During the nine-months ended September 30, 2017 the Company paid dividends in the amount of $119,276 to the Preferred Stock shareholders.

(C)	Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance, December 31, 2015 (Audited)	200,000	$0.375	2.68	$525,000
Exercised	—	—	—	—
Granted	1,150,000	0.835	8.88	2,490,000
Forfeited/Cancelled	—	—	—	—
Balance, December 31, 2016 (Audited)	1,350,000	$0.767	7.81	$3,015,000
Exercised	(30,000)	2.60	—	(78,000)
Granted	3,555,000	1.307	7.47	6,230,250
Forfeited/Cancelled	—	—	—	—
Balance, September 30, 2017 (Unaudited)	4,875,000	$1.150	7.40	$9,167,250

The Company has issued options, some of which have vested, to purchase shares of common stock through our Incentive Plan. The Company has issued options to purchase, in the aggregate, up to 4,875,000 shares of common stock options, in conjunction with our Incentive Plan, agreements or otherwise. The Company has reserved 4,140,000 shares with the transfer agent for the future issuance for shares associated with common stock options issued. As a result, 735,000 shares have not been reserved and are included in the calculation of derivative liability (See Note 9).

During the nine months ended September 30, 2017, options to purchase up to 2,710,000 shares of our common stock were issued in lieu of services to non-employees, in connection with our Incentive Plan. These options are for ten years, have an average vesting period between zero and three years, and have strike prices ranging between $0.60 and $4.00. These options were issued in connection with grants that were made on November 15, 2015 and April 19, 2017.

(D)	Warrants Issued

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015 (Audited)	9,728,984	$0.289	1.5
Issued	3,826,667	3.28	1.6
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2016 (Audited)	13,555,651	$0.72	1.5

Issued	60,000	3.00	2.7
Exercised	(1,666,667)	(3.00)	—
Cancelled/Forfeited	—	—	—
Balance, September 30, 2017 (Unaudited)	11,948,984	$0.83	1 .7

During 2016, the Company issued warrants to three (3) different groups totaling 3,826,667. These warrants had lives ranging from one to five years at strike prices between $3.00 and $3.50 per share.

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

On September 20, 2017, the Company entered into an operating lease for its Georgia location. The new lease commenced on July 1, 2017 and expires on September 30, 2020. We recognize rent expense under such arrangements on a straight-line basis.

On September 27, 2017 the Company entered into a residential lease near the Florida office for one of its employees. The lease is for a term of 12 months and carries rent of $2,000 per month. The rent payments are $2,000 per months and will reduce travel costs for the Company.

The minimum rent obligations are approximately as follows:

Minimum
Year	Obligation
2017	$30.764
2018	110,180
2019	78,467
2020	60,320
$279,731

(B)	Chief Executive Officer Agreement

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

For the three-months and nine-months ended September 30, 2017 Mr. Campi earned approximately $2,870 and $13,860, respectively, and for the three-months and nine-months ended September 30, 2016, he earned $22 and $17,244, respectively, under this and the predecessor agreement associated with performance pay as noted above.

(C)	Executive Chairman Agreement

The Company entered into a three-year consulting agreement with a director which was terminated effective September 1, 2016, and carries an annual payment of $150,000 cash, stock or five-year options equal to 0.5% of the Company’s annual net sales. For the three-months and nine-months ended September 30, 2017, Mr. Kohen earned approximately $5,739 and $27,720, respectively, and for the three-months and nine-months ended September 30, 2016, he earned $22 and $17,244, respectively, under this and the predecessor agreement associated with performance pay as noted above. No stock or options have been issued in association with this agreement.

On September 1, 2016, the Company modified the above consulting agreement. The compensation was changed to $250,000 per annum, an annual grant of 340,000 shares of the Company’s common stock, which vest in its entirety January 1, 2019, and stock options equal to 0.50% of the Company’s gross revenue with five-year vesting. In addition, the Chairman was granted a “Sign on Bonus” of 120,000 shares of the Company’s common stock which will vest January 1, 2020, and a supplemental bonus of options which is tied to the performance of the Company’s common stock.

(D)	Employee Agreement – President

On August 17, 2016, the Company entered into an Employment Agreement with Mark Wells, its President. Mr. Wells receives a salary of $250,000; 1,025,000 shares in the Company’s common stock which will vest in its entirety January 1, 2019; 0.25% of the Company’s net revenue and a “Sign-on Bonus” of 120,000 shares of the Company’s common stock which vests January 1, 2018. Mr. Wells earned $2,870 and $13,860 for the three-months and nine-months ended September 30, 2017, respectively, under this employment agreement associated with performance pay as noted above.

(E)	Employee Agreement – Chief Operating Officer

Effective July 1, 2016, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer. Ms. Barron receives a base salary of $120,000 per year and incentive compensation equal to 0.25% of the Company’s net revenue paid in cash. Ms. Barron earned approximately $2,870 and $13,860 for the three-months and nine-months ended September 30, 2017, respectively and for the three-months and nine-months ended September 30, 2016, she earned $8,799 and $8,799 respectively, associated with performance pay as noted above.

Note 15 Subsequent Events

On October 2, 2017 the Company entered into a residential lease near the Florida offices for Mr Wells, President for a period of 12 months. The rent payments are $2,000 per month and will reduce travel costs for the executive.

On August 30, 2017, the Company invited holders of Preferred Stock to (a) exercise their one or more Note Offering Warrants in full, on a cashless basis based on an exercise price of $5.00 per share, and (b) receive new warrants to purchase a number of shares of Common Stock which is equal to 10% of the number of shares of Preferred Stock held by such holder (or the number of shares of Common Stock that were issuable upon conversion of the principal balance of a holder’s Note(s) prior to conversion), at an exercise price of $3.30 per share (the “New Warrants”). In exchange, the Company asked the holders to (y) lock-up their shares of Common Stock or derivatives thereof for one year and (z) waive their rights, if any, under the one or more Note Offering Registration Rights Agreements. As of November 13, 2017, the Company has received notices to exercise Note Offering Warrants from 23 Notes Offering Investors. Pursuant to such notices, the Note Offering Holders have elected to exercise their Note Offering Warrants, which equal an aggregate of 4,467,100 shares of Common Stock, into 4,132,068 shares of Common Stock on a cashless basis. The Company has issued, or is in the process of issuing, all 4,132,068 shares of Common Stock. In addition, pursuant to the foregoing, the Company has issued, or is in the process of issuing, New Warrants exercisable into, in the aggregate, up to 838,040 shares of Common Stock at an exercise price of $3.30 per share.

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

We currently manufacture and sell ceiling fans and lighting fixtures branded with the General Electric Corporation (“General Electric” or “GE”) logo and manufactured under GE’s strict guidance, pursuant to a trademark license agreement between us and General Electric (the “License Agreement”). Our ceiling fans and lighting fixtures are manufactured by several well-established factories in the Peoples Republic of China. Most, if not all, of these factories have been in business for over 20 years and follow strict human rights and sustainability protocols. Our ceiling fans and lighting fixtures offer unique designs, and are manufactured with and without the SQL Technology.

The Company holds a number of worldwide patents and has received a variety of final electrical code approvals, including UL Listing and CSA approval (for the United States and Canadian Markets), the CE Marking (for the European market) and, in December 2016, was approved by the National Fire Protection Association for inclusion in the NFPA 70: National Electrical Code (NEC).

The Company is also developing smart home technology applications for products using the SQL Technology called “Smart SQL”, which incorporate Bluetooth and Wi-Fi capabilities to enable remote control and automation of such products and appliances. The Company believes that the combination of its quick connect technology, the inclusion of Smart SQL and its growing product lines will uniquely position the Company in the marketplace .

Results of Operations - For the Three-Months Ended September 30, 2017 Compared to the Three-Months Ended September 30, 2016

	(Unaudited) For the Three Months Ended:
	September 30, 2017	September 30, 2016	$ Change	% Change

Revenue	$1,415,247	$1,932,312	$(517,065)	(26.8%)

Cost of Sales	(1,193,371)	(1,593,926)	400,555	(25.1%)

Gross Profit	221,876	338,386	(116,510)	(34.4%)

General and Administrative Expenses	1,802,393	1,613,880	188,513	11.7%

Loss from Operations	(1,580,517)	(1,275,494)	(305,023)	23.9%

Other Income / (Expense)
Derivative expenses	(663,033)	(2,446,918)	1,783,885	(72.9%)
Change in fair value of embedded derivative liabilities	180,682	(3,183,183)	3,363,865	(105.7%)
Interest Expense, Gain (Loss) on debt extinguishment, Other	(64,900)	(22,256,493)	22,191,593	(99.7%)
Total other expense - net	(547,251)	(27,886,594)	27,339,343	(98.0%)

Net Income / (Loss)	$(2,127,768)	$(29,162,088)	$27,034,320	(92.7%)

Net Income / (Loss) Per Share - basic and diluted	$(0.04)	$(0.62)	$0.59	(93.5%)

Revenue

We recorded revenue of $1,415,247 for the three-month period ended September 30, 2017, as compared to revenue of $1,932,312 for the three-month period ended September 30, 2016. The current year period was impacted by second quarter promotions and shipping arrangements.

Cost of Sales

We had a cost of sales of $1,193,371 for the three-month period ended September 30, 2017, as compared to a cost of sales of $1,593,926 for the three-month period ended September 30, 2016. The 25.1% decrease is primarily associated with the decrease in sales.

Gross Profit

We had gross profit of $221,876 for the three-month period ended September 30, 2017 as compared to gross profit of $338,386 for the three-month period ended September 30, 2016. As a percent of sales, gross profit was 15.7% and 17.5% for the three-months ended September 30, 2017 and 2016, respectively. The impact on gross profit as a percent of sales in the current three-month period is attributable to an initial sales discount program with a major customer.

General and Administrative Expenses

General and administrative expense (G&A) increased $188,513 to $1,802,393 during the three-month period ended September 30, 2017, from $1,613,880 for the three-month period ended September 30, 2016.

The increase in the general and administrative expenses were due to additional business activity including:

■	$204,000 Payroll and related expenses due to additional personnel.
■	$40,000 Product innovations and quality testing.
■	$41,000 Marketing costs due to additional campaigns for new products.
■	$30,000 Travel associated with operations and quality control.
■	$25,000 in China operations expenses.
■	$5,000 Software and IT related expenses.

These increases were partially offset by the following reductions in:

■	$(93,000) Legal expense, outside accounting and other professional fees.
■	$(23,000) Other product development expense as compared to prior year.
■	$(15,000) Commission and direct selling expense associated .
■	$(14,000) Trade show participation.

Loss from Operations

Loss from operations increased $(305,023) to $(1,580,517) during the three-month period ended September 30, 2017, from $(1,275,494) for the three-month period ended September 30, 2016. The increase was due to an increase in general and administrative expenses, and a decrease in gross profits on sale as noted above.

Other Income (Expense)

Total other expenses decreased $(27,339,343) to $(547,251) for the three-month period ended September 30, 2017, from a net other expense of $(27,886,594) for the three-month period ended September 30, 2016. The change is associated with a $22,121,217 decrease in the loss on debt extinguishment associated with the conversion of debt to Preferred Stock in 2016. In addition, a $3,363,865 decrease in the fair value of the embedded derivative liabilities, a decrease of $1,783,885 in derivative expenses associated with the reservation of shares associatied with derivative instruments and a decrease of $65,630 in interest expense.

Net Income (Loss) and Net Income (Loss) per Share

The Company’s net loss and net loss per share for the three-month period ended September 30, 2017 was approximately $(2,127,768) and $(0.04) per share, respectively, as compared to the three-month period ended September 30, 2016, where net loss was approximately $(29,162,088) and $(0.62) per share, respectively.

Results of Operations - For the Nine-Months ended September 30, 2017 Compared to the Nine-Months Ended September 30, 2016

	(Unaudited) For the Nine Months Ended:
	September 30, 2017	September 30, 2016	$ Change	% Change

Revenue	$6,537,343	$5,534,741	$1,002,602	18.1%

Cost of Sales	(5,178,099)	(4,848,476)	(329,623)	6.8%

Gross Profit	1,359,244	686,265	672,979	98.1%

General and Administrative Expenses	5,601,108	4,550,323	1,050,785	23.1%

Loss from Operations	(4,241,864)	(3,864,058)	(377,806)	9.8%

Other Income / (Expense)
Derivative expenses	(2,922,061)	(7,410,369)	4,488,308	(60.6%)
Change in fair value of embedded derivative liabilities	(12,834,488)	(38,644,799)	25,810,311	(66.8%)
Interest Expense, Gain (Loss) on debt extinguishment, Other	(1,458,368)	(23,015,111)	21,556,743	(93.7%)
Total other expense - net	(17,214,917)	(69,070,279)	51,855,362	(75.1%)

Net Income / (Loss)	$(21,456,781)	$(72,934,337)	$51,477,556	(70.6%)

Net Income / (Loss) Per Share - basic and diluted	$(0.44)	$(1.63)	$1.28	(73.0%)

Revenue

We recorded revenue of $6,537,343 for the nine-months period ended September 30, 2017, as compared to revenue of $5,534,741 for the nine-months period ended September 30, 2016. The increase is due to the addition of customer accounts and represents increased volume and product offering expansion to our existing clients.

Cost of Sales

We had a cost of sales of $5,178,099 for the nine-months period ended September 30, 2017, as compared to a cost of sales of $4,848,476 for the nine-months period ended September 30, 2016. The increase is associated with the increase in sales and increased product offering.

Gross Profit

We had gross profit of $1,359,244 for the nine-months period ended September 30, 2017 as compared to gross profit of $686,265 for the nine-months period ended September 30, 2016. As a percent of sales, gross profit was 20.8% and 12.4% for the nine-months ended September 30, 2017 and 2016, respectively. The increase in gross profit as a percent of sales is attributable to improved pricing and better volume discounts on the cost of sales as our business model matures.

General and Administrative Expenses

General and administrative expense (G&A) increased $1,050,785 to $5,601,108 during the nine-months period ended September 30, 2017, from $4,550,323 for the nine-months period ended September 30, 2016.

The increase in the general and administrative expenses were due to additional business activity including:

■	$641,000 Payroll and related expenses due to additional personnel.
■ ■	$181,000 Commission and direct selling expense associated with increased sales. $156,000 General expenses primarily related to travel associated with operations, meeting, rent and corporate expenses.
■ ■ ■ ■

$158,000 Marketing costs due to additional campaigns for new products.

$76,000 Trade show participation.

$12,000 Product development, innovation and quality control.

$52,000 Warehouse and logistical expense associated with increased inventory.

These increases were partially offset by the following reductions in:

■	$(176,000) Legal expense, outside accounting and professional fees.
■	$(78,000) China expenses due to improved sourcing.

Loss from Operations

Loss from operations increased $377,806 to $4,241,864 during the nine-months period ended September 30, 2017, from $3,864,058 for the nine-months period ended September 30, 2016. The increase was due to an increase in selling, general and administrative expenses, which was partially offset by an increase in sales and gross profit on sale.

Other Income (Expense)

Total other expenses decreased $51,855,362 to $(17,214,917) for the nine-months period ended September 30, 2017, from a net other expense of $(69,070,279) for the nine-months period ended September 30, 2016. The change is associated with a $25,810,311 decrease in the fair value of the embedded derivative liability primarily due to the reservation of shares associated with derivative instruments. In 2016 the company incurred a $(21,556,743) loss on conversion as a result of the convertible debt conversion to Preferred Stock in 2016. The Preferred Stock was valued at $3.40 per share. In addition, a decrease of $4,488,308 non-cash derivative expense associated with an increase in the value of the Company’s common stock from $1.00 to $3.00 per share. The Company’s recent private placement of common stock impacted the Binomial calculation of the intrinsic value of the equity component and was partially offset by a $686,098 decrease in interest expense.

Net Income (Loss) and Net Income (Loss) per Share

The Company’s net loss and net loss per share for the nine-months period ended September 30, 2017 was approximately $(21,456,781) and $(0.35) per share, as compared to the nine-months period ended September 30, 2016, where the net loss was approximately $(72,934,337) and $(1.63) per share, respectively.

Liquidity and Capital Resources

As of September 30, 2017, the Company had $6,359,067 in cash on hand. To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. As a result, the Company has raised additional funds through the sale of its common stock. The Company has also entered into a Line of Credit with a third party which will supply it with up to $10,000,000 to support its purchase orders, inventory and other working capital needs. As of September 30, 2017, the Company had $6,294,301 available under the Line of Credit, which expires December 31, 2017. In order for the Company to achieve sufficient working capital to support its operations and sales growth, the Company may be required to find additional financing to replace the expiring facility or raise additional capital to fund its working capital needs. It currently has no such financing commitment in place.

For the nine-months ended September 30, 2017, cash flows used for operations was $(3,226,400) as compared with $(5,336,371) used for the same period in 2016. The Company’s decrease in cash used in operations was primarily due to lower net loss for the period, $12,834,488 increase in derivative liabilities, $2,922,061 derivative expense, $1,260,000 stock options issued for services offset by a $671,513 reduction in operating assets and liabilities

For the nine-months ended September 30, 2017, the Company used $(192,093) in investing activities as compared with $(33,714) used  for the same period in 2016. The difference was due to the costs of securing patents and acquisition of fixed assets.

For the nine-months ended September 30, 2017, cash flows provided $5,651,672 from financing activities as compared to $9,916,860 for the same period in 2016. The Company received proceeds of $5,000,000 from the exercise of warrants, $2,443,996 proceeds from notes payable, $78,000 from the exercise of options, $287,000 from the issuance of shares of common stock. These amounts were offset by $(2,138,048) in principal repayments of notes of the Company and $(119,276) paid in dividends to holders of our Preferred Stock.

As a result of the above operating, investing and financing activities, the Company provided $2,233,179 in cash equivalents for nine-months ended September 30, 2017, as compared with $4,546,775 provided in the same period in 2016. The Company had $6,359,067 and $4,997,643 in cash equivalents for the nine-months ended September 30, 2017 and 2016, respectively.

The Company had a working capital deficit of $(27,898,505) as of September 30, 2017, as compared to $(21,419,526) as of December 31, 2016, which includes $(32,778,429) and $(24,083,314) in derivative liabilities for the periods, respectively.

The Company acquired and held $2,824,614 in inventory, consisting of finished goods and component parts, on its balance sheet at September 30, 2017. This inventory is to support e-commerce activity on internet sales platforms of the Company’s customers. The inventory is located with a third-party logistics firm.

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

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquired business recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquired business. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows .

In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued an accounting standards update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangements. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Issued but Not Adopted as of September 30, 2017

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued an accounting standards update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on our consolidated financial statements if we enter into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

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

For option-based simple derivative financial instruments, the Company uses the Binomial option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

Item 3. Quantitative  & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Principal Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Principal Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

On April 19, 2017, the Company’s Board of Directors authorized the Company to grant certain securities under the Company’s 2015 Stock Incentive Plan, or any successor plan (the “Incentive Plan”), consisting of, in the aggregate, options to purchase up to 2,150,000 shares of our common stock at exercise prices ranging from $3.00 per share to $5.00 per share, vesting on June 30, 2017, December 31, 2017, December 31, 2018 and December 31, 2019. As of September 30, 2017, the Company has entered into Stock Option Agreements with three of the grantees, thereby issuing, in the aggregate, options to purchase up to 450,000 shares of the Company’s common stock, with 225,000 of such options vested and having an exercise price of $3.00 per share and 225,000 of such options vesting on December 31, 2017 and having an exercise price of $4.00 per share. As of September 30, 2017, the Company had not yet entered into Stock Option Agreements with the other grantees, and therefore had not issued the remaining 1,700,000 options to purchase shares of the Company’s common stock pursuant to such grants.

As of November 13, 2017, pursuant to the Warrant Exercise Exchange (as defined below), the Company has issued, or is in the process of issuing, 4,132,068 shares of the Company’s common stock pursuant to the cashless exercise of oustanting warrants, and has issued, or is in the process of issuing, warrants exercisable into, in the aggregate, up to 838,040 shares of the Company’s common stock.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

The Warrant Exercise Exchange

Background

As previously reported by the Company, on November 26, 2013, May 8, 2014 and June 25, 2014, through a series of closings, the Company raised capital resources pursuant to an offering (the “Notes Offering”) of its Secured Convertible Promissory Notes, convertible into shares of the Company’s common stock at $0.25 per share (each a “Note” and collectively, the “Notes”), and five year warrants to purchase shares of the Company’s common stock at $0.375 per share (each a “Note Warrant” and collectively, the “Note Warrants”). Investors in the Notes Offering (collectively, the “Notes Offering Holders”) also received registration rights, pursuant to which the Company filed and had declared effective a registration statement registering the shares underlying the Notes and Note Warrants (the “Note RRAs”).

Between November 2015 and July 2016, while some Notes Offering Holders redeemed or converted their Notes, most Notes Offering Holders agreed to forbear making an election to convert or redeem under their respective Notes until (ultimately) August 15, 2016, pursuant to one or more forbearance agreements. In July 2016, the Company requested that each Notes Offering Holder indicate its election to (i) redeem its Note, (ii) convert its Note into shares of the Company’s common stock or (iii) convert its Note into shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”), in each case by August 15, 2016. For those holders electing to convert into shares of Preferred Stock, each holder received shares of Preferred Stock on a 1 to 1 ratio to the number of shares of the Company’s common stock which were then convertible as unpaid principal under such holder’s respective Note.

Presently, all Notes have been redeemed or the principal thereunder has been converted into shares of the Company’s common stock or Preferred Stock, and all interest due thereunder has been paid by the Company to the Notes Offering Holders. Most Notes Offering Holders elected to convert their Notes into a total of 13,456,936 shares of Preferred Stock (such holders, the “Preferred Stock Holders”).

The Warrant Exercise Exchange

On August 30, 2017, the Company invited Preferred Stock Holders to (a) exercise their one or more Note Warrants in full, on a cashless basis based on an exercise price of $5.00 per share, and (b) receive new warrants to purchase a number of shares of the Company’s common stock which is equal to 10% of the number of shares of Preferred Stock held by such holder, at an exercise price of $3.30 per share (the “New Warrants”). In exchange, the Company asked the Preferred Stock Holders to (y) lock-up their shares of the Company’s common stock or derivatives thereof for one year (the “Lock-Up Agreement”) and (z) waive their rights, if any, under the one or more Note RRAs (the “Waiver of Registration Rights”) issued to such Preferred Stock Holder (such invitation and exchange and the transactions thereto, the “Warrant Exercise Exchange”). In the event that a Notes Offering Holder not holding Preferred Stock requests, the Warrant Exercise Exchange shall apply equally, with the number of New Warrants being determined based on the number of shares of the Company’s common stock that were issuable upon conversion of the principal balance of the Notes Offering Holder’s Note(s) prior to conversion.

The New Warrants are exercisable within five (5) years of issuance into shares of the Company’s common stock, at $3.30 per share. In addition to the terms customarily included in such instruments, the New Warrants may be exercised by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant, and the warrants are subject to adjustment in specified events including, but not limited to, a split of the Company’s common stock, payment of a dividend in shares of the Company’s common stock, reorganization, reclassification of capital stock or consolidation or merger with another company.

The Lock-Up Agreements provide that the undersigned shareholder shall not, for a period of twelve (12) months from the effective date, (a) offer, sell, transfer or otherwise dispose of, directly or indirectly on a public trading market, any shares of the Company’s common stock held by such shareholder as of the effective date, any shares acquired in connection with the exercise of the shareholder’s Note Warrant(s), and any shares of the Company’s common stock underlying the New Warrants, Preferred Stock or other options or warrants to acquire the Company’s common stock, or (b) enter into a transaction which would have the same effect. Only Notes Offering Holders who beneficially own 60,000 or more shares of the Company’s common stock were required to enter into a Lock-Up Agreement, and the obligation of all holders under their respective Lock-Up Agreements are subject to the condition that all such holders who meet the 60,000 share threshold have entered into a Lock-Up Agreement.

Exercises of Note Warrants

On or prior to November 13, 2017, pursuant to the Warrant Exercise Exchange, the Company has received notices to exercise Note Warrants from 23 Note Offering Holders, some of whom hold two Note Warrants. Pursuant to such notices, the Note Offering Holders have elected to exercise their Note Warrants, which equal an aggregate of 4,467,100 shares of the Company’s common stock, into 4,132,068 shares of the Company’s common stock on a cashless basis. The Company has issued, or is in the process of issuing, all 4,132,068 shares of the Company’s common stock. As of the same date, the Company has entered into a Waiver of Registration Rights and a Lock-Up Agreement with all Notes Offering Holders participating in the Warrant Exercise Exchange. In addition, pursuant to the foregoing, the Company has issued, or will issue, New Warrants exercisable into, in the aggregate, up to 838,040 shares of the Company’s common stock.

The 49,042,833 shares of the Company’s common stock reported as issued and outstanding as of November 13, 2017 on the cover of this Quarterly Report does not include the 4,132,068 shares of the Company’s common stock being issued in connection with the Warrant Exercise Exchange.

The foregoing descriptions of the New Warrants, Lock-Up Agreement, and Waiver of Registration Rights do not purport to be complete and are qualified in their entirety by reference to the full text of the Forms of New Warrants, Lock-Up Agreement, and Waiver of Registration Rights filed as Exhibits 10.2, 10.3, and 10.4, respectively, hereto and incorporated herein by reference.

The Company is providing this report in accordance with Rule 135c under the Securities Act, and the notice contained herein does not constitute an offer to sell the Company’s securities, and is not a solicitation for an offer to purchase the Company’s securities. The securities have not been registered under the Securities Act, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Item 6. Exhibits

(b)       Exhibit Index

No.	Description of Exhibit	Note
3.1	Articles of Incorporation of the Company, as amended.	(3)
3.2	The Company’s Bylaws	(2)
10.1	Form of Stock Option Agreement used in connection with the stock subscriptions dated February 21, 2017, March 24, 2017 and April 11, 2017.	(4)
10.2	Form of New Warrant utilized in the Warrant Exercise Exchange.	(1)
10.3	Form of Lock-Up Agreement utilized in the Warrant Exercise Exchange.	(1)
10.4	Form of Waiver of Registration Rights utilized in the Warrant Exercise Exchange.	(1)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By:	/s/ John P. Campi
John P. Campi
Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)

