Form 10-K
period 2017-12-31
SQL Technologies Corp.
filed 2018-04-02
CIK 1598981

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

For the fiscal years ended December 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES ACT OF 1934

Commission File Number: 333-196735

SQL TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Florida	46-3645414
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

4400 North Point Parkway, Suite 265, Alpharetta, GA 30022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate value of the registrant’s common stock held by non-affiliates of the registrant was $147,128,499 on June 30, 2017, based on the value per share of common stock in the Company in its most recent private placement of securities on that date, which was $3.00 per share.

As of March 30, 2018, the registrant had 53,414,901 shares of common stock, no par value per share (“Common Stock”), issued and outstanding and 13,456,936 shares of Series A Convertible Preferred Stock, no par value per share (“Series A Preferred Stock”), issued and outstanding.

Unless we have indicated otherwise, or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

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

PART I

ITEM 1. BUSINESS

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation of electronics, such as light fixtures and ceiling fans, into ceiling and wall electrical junction boxes by the use of a weight-bearing power plug. Our patented technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans, wall sconce fixtures and other electrical devices. Once installed, the socket can remain affixed to the junction box, enabling any electronic fixture installed with the plug to be connected and/or removed in seconds. The combined socket and plug technology is referred to throughout this prospectus as “the SQL Technology”.

Corporate History and Information

SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.), a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC. The Company was converted to corporation on November 6, 2012. Effective August 12, 2016, the Company changed its name from “Safety Quick Lighting & Fans Corp.” to “SQL Technologies Corp.” The Company holds several worldwide patents and has received a variety of final electrical code approvals, including Underwriters Laboratories (UL), United Laboratories of Canada (cUL) and Conformité Européene (CE), and 2017 inclusion in the National Electrical Code book issued by the National Fire Protection Association.

The Company maintains offices at 4400 North Point Parkway, Suite 265, Alpharetta, Georgia, 30022 (our principal executive office); 2855 W. McNab Road, Pompano Beach, FL 33069; and Fochan, Peoples Republic of China. Our telephone number is (770) 754-4711. Our web address is http://www.skyplug.com.

Product

The Company currently sells ceiling fans and lighting fixtures manufactured under General Electric’s guidance and branded with the General Electric logo. We offer unique designs that are manufactured with and without the SQL Technology.  The Company is currently in the process of transitioning its product portfolio to advanced technologies, along with a new sales methods and marketing strategy, which will include unique, innovative advanced technologies (the “Smart SQL”).

The SQL Technology

The SQL Technology is basically characterized as a mounting receptacle that is affixed to electrical junction boxes and an attachment fitting plug that is installed in wall and ceiling lighting fixtures and ceiling fans. The SQL Technology replaces the traditional mounting bar found in existing electrical junction boxes, converting the mounting system into a weight bearing plug with no exposed wires. Using the SQL Technology, lighting fixtures and ceiling fans can be installed in minutes, transforming the lighting fixture and ceiling fan devices into plug-and-play electronics. Professional electricians as well as “Do it Yourself” installers will benefit from our technology. The SQL Technology is Underwriters Laboratories (UL), cUL and CE approved and achieved National Electrical Code (NEC) (or NFPA 70) status in 2017.

Our SQL Technology is comprised of two parts: a ‘female’ socket receptacle that is secured to existing electrical junction boxes, into which electrical and ground wires are simply inserted and secured into terminals on the device. The receptacle is easily attached to the junction box. The ‘male’ plug fitting is preinstalled on a lighting fixture or ceiling fan. Lighting fixtures or ceiling fans with the SQL Technology can be literally installed in seconds. Our manufacturing plan calls for the SQL Technology to be pre-installed in all types of lighting fixtures, including holiday themed lighting, and ceiling fans.

In February 2015, we received an updated Underwriters Laboratories (UL) Listing for the SQL Technology, which expanded the type of products that we will be able to use with the SQL Technology. This listing expanded the voltage and amperage rating of our product and allows for additional fixtures, such as heating elements to be incorporated into our ceiling fans.

We have been working with several well-established factories producing ceiling fans and lights in Peoples Republic of China. Most, if not all, of these factories have been in business for over 20 years and follow strict human rights and sustainability protocols.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties.

We protect the SQL Technology through the use of an intellectual property protection strategy that is focused on patent protection. As of July 15, 2016, we have three issued U.S. patents relating to our quick connect device for electrical fixtures. We also have patents in China (two issued patents) and India (one issued patent and one pending patent application), which protects different aspects of the same SQL Technology as the three issued U.S. patents. The Company sought intellectual property protection of the SQL Technology in China due to its current manufacturing operations and prospective sales in China’s market and sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of the SQL Technology and potential operations of the Company. We intend to diligently maintain this intellectual property protection for the SQL Technology.

The issued patents are directed to various aspects of our plug and socket combination that comprise the quick connect device. The issued patents provide patent protection for our quick connect device, regardless of the electrical fixture or electric powered product used with the quick connect device. As further innovations are developed, we intend to seek additional patent protection to enhance our competitive advantage.

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

Our Business Model and Strategy

Safety Quick Light LLC, a subsidiary of the Company, began marketing the SQL Technology in 2007 for installation in light fixtures and ceiling fans during manufacturing and as a kit for installing the SQL Technology in existing light fixtures and ceiling fans. The Company sold approximately 800,000 units of the SQL Technology to lighting manufacturers and retailers who installed the socket and plug technology into their lighting fixtures for sale at retail stores. The Company also sold 100,000 ceiling fans with the SQL Technology embedded into the product directly to retailers. With the achievement of the License Agreement with General Electric (as defined below), our management team determined that it could improve its gross margins if it were to market light fixtures and ceiling fans with the SQL Technology preinstalled, instead of marketing the SQL Technology solely as an add-on device. Our management team also determined that it might be necessary to offer light fixtures and ceiling fans under the License Agreement without the SQL Technology for initial orders from big box retailers, to achieve acceptance as a supplier and to provide retailers time to determine market demand for the GE labeled products (collectively, our “Business Model”). During the first quarter of 2010, the Company’s management took the first of several steps toward implementing our Business Model and discontinued marketing the SQL Technology solely as an add-on device.

To further support the Company’s marketing efforts to its target market, it entered into a sales and marketing agreement with Design Solutions International, Inc. (“DSI”), a privately held, lighting industry design and marketing firm, which was acquired by NBG Home, a leading global designer, manufacturer and marketer of home décor products, in 2015. In the latter half of 2016, the Company took further steps to bolster its sales and marketing effort by hiring former General Electric electronic and lighting industry executives.

The License Agreement

The Company sought the endorsement of the SQL Technology from General Electric. During 2010 and 2011, GE tested the SQL Technology and in June 2011, GE and SQL Lighting & Fans, LLC, a subsidiary of the Company, entered into a trademark licensing agreement (the “License Agreement”) under which SQL Lighting & Fans, LLC was licensed to use the GE monogram logo on its devices and certain other trademarks on its ceiling fans and light fixtures.

The License Agreement was amended in April 2013 to extend its term through December 31, 2017 and to revise the required minimum license fees, and in July 2014 to remove minimum license fees for 2014. The License Agreement was further amended in August 2014 to, among other things, extend the term through November 30, 2018 and set forth a new royalty calculation beginning December 1, 2013 and continuing through the term of the License Agreement. The current License Agreement provides that royalties due to GE will be tiered, based on a declining percentage as net sales increase in each Contract Year, paid quarterly, as follows:

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

Trade Distribution Channels

In furtherance of our Business Model, the Company sought to establish trade distribution channels with key retailers. In July 2012, the Company entered into a sales and marketing agreement with Design Solutions International, Inc. (“DSI”), a privately held, lighting industry design and marketing firm. In 2015, DSI was acquired by NBG Home, a leading global designer, manufacturer and marketer of home décor products (the “DSI Agreement”). Under the terms of the DSI Agreement, which remains in effect, DSI serves as the Company’s exclusive sales representative for all its products and goods in the United States and Canada. For its services, DSI receives a commission based on net sales. In addition to DSI’s sales and marketing support, the Company’s products will also be sold through GE’s lighting sales group as a condition of the License Agreement.

With the recent addition of lighting and electronic sales and marketing professionals to its management team, the Company is further strengthening its distribution efforts to key retailers and expanded its target market to include commercial entities such as home builders and hotels.

Third Party Manufacturing

The Company’s Business Model entails the use of third party manufactures to produce the SQL Technology and the ceiling fans and light fixtures in which SQL Technology is imbedded. The manufacturers currently used by the Company are located in Guangdong province of China and with respect to products that bear the GE logo, as required by the Licensing Agreement with GE, such manufacturers must be approved by GE to ensure quality standards are met. To further ensure that quality specifications are maintained, the Company maintains an office in the Guangdong province staffed with GE trained auditors who will regularly inspect its products produced by the third-party manufacturer.

Line of Credit

On April 13, 2016, the Company entered into a Line of Credit Promissory Note with a third party (the “Line of Credit”) in the principal sum of up to ten million U.S. Dollars (US $10,000,000) to support purchase orders, inventory and general working capital needs. On January 31, 2018, the Company entered into an agreement to extend the Line of Credit through January 10, 2019. The Company may draw and/or repay this Line of Credit from time to time until the maturity hereof. The note provides for monthly payments of interest at nine percent (9%) per annum on outstanding principal and matures on January 10, 2019, at which time the full principal amount and accrued but unpaid interest become due.

Management and Personnel

Beginning in 2015 and throughout 2017, Rani Kohen, the Company’s founder and executive chairman, entrepreneur, and inventor of the SQL Technology, began building the Company’s sales and marketing team by hiring electronic and lighting industry executives, many of whom had previously worked at General Electric. John Campi, former executive vice president of Chrysler and senior vice president of procurement and vendor management for Home Depot and DuPont, as its chief executive officer; Patricia Barron, former president of LTG Services (a product compliance safety testing company), as chief operating officer; Michael Perrillo, former CEO of DSI, joined the Company as a full-time consultant to enhance and expand sales objectives, particularly toward construction/home builders, hotels and other sales channels that the Company is targeting. Mark Wells, former General Manager of Consumer Lighting for GE, joined the Company in August 2016 as our President. In addition, through 2017 we hired John Poole, former general manager of sales for GE Lighting, as Vice President of Retail Sales; Steve Briggs, former general manager of Global Product Lighting for GE, as Senior Vice President of Product Development. The Company also began building its accounting IT infrastructure and internal controls with the hiring of Julio Plutt, CPA, a former auditor with KPMG as Executive VP of Accounting & Finance

During 2017, the Company continued to expand its staff and team of engineers to develop the SQL Technology and Smart SQL.

Capital Fundraising, Previous Offerings and Stock Sales

In 2013 and 2014, the Company obtained capital resources necessary to begin implementation of its Business Model pursuant to the Notes Offering (as defined below), and during 2016 and 2017, through additional stock offering and private sales, the Company obtained additional capital resources to further implement its Business Model.

The Notes and Warrants Offering; Issuance of Series A Preferred Stock

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

The August 2016 Series A Preferred Stock Election

In July 2016, the Company requested that each holder of Convertible Notes indicate its election to (i) redeem its Convertible Note, (ii) convert its Convertible Note into shares of Common Stock or (iii) convert its Convertible Note into shares of Series A Preferred Stock (the “Preferred Option”), in each case by August 15, 2016. For those holders electing the Preferred Option, each holder received shares of Series A Preferred Stock on a 1 to 1 ratio to the number of shares of Common Stock which were then convertible as unpaid principal under such holder’s respective Convertible Note. The Series A Preferred Stock is convertible into shares of Common Stock at the same conversion price as the Convertible Notes (i.e., USD $0.25 per share), and pays dividends quarterly at a rate of six percent (6%). The Series A Preferred Stock will be convertible upon the election of the holder thereof. Pursuant to elections received and effective as of August 15, 2016, the Company thereafter issued 13,456,936 shares of Series A Preferred Stock in exchange for $3,364,234 in outstanding Convertible Note balance.

As of December 31, 2017, interest under all Convertible Notes was paid and all Convertible Notes had been redeemed or converted into shares of either Common Stock or Series A Preferred Stock.

The 2017 Warrant Exercises and Issuance

On August 30, 2017, the Company invited holders of shares of Series A Preferred Stock to (i) exercise their one or more Note Warrants in full, on a cashless basis based on an exercise price of $5.00 per share, and (ii) receive new warrants to purchase a number of shares of Common Stock which is equal to 10% of the number of shares of Series A Preferred Stock held by such holder (or the number of shares of Common Stock that were issuable upon conversion of the principal balance of a holder’s Convertible Note(s) prior to conversion), at an exercise price of $3.30 per share (the “2017 Exchange Warrants”). In exchange, the Company asked the holders to (a) lock-up their shares of Common Stock or derivatives thereof for one year and (b) waive their rights, if any, under the one or more Note RRAs.

As of December 31, 2017, the Company received notices to exercise Note Offering Warrants from 22 different Note Warrant holders (constituting 28 Note Warrants), electing to exercise their Note Warrants, which equaled an aggregate of 4,367,100 shares of Common Stock, into 4,039,568 shares of Common Stock on a cashless basis. The Company thereafter issued all 4,039,568 shares of Common Stock and the 28 Note Warrants were terminated. In addition, pursuant to the foregoing, the Company issued 23 2017 Exchange Warrants exercisable into, in the aggregate, up to 838,040 shares of Common Stock at an exercise price of $3.30 per share. The Company inadvertently issued 92,500 shares of Common Stock in connection with the exercise of the Note Warrants and is in the process of cancelling such shares.

The 2015 Stock Offerings

Beginning in May 2015, we conducted an offering of up to $4,000,000 of restricted shares of Common Stock, no par value per share, at $0.60 per share to certain accredited and non-accredited investors (the “First 2015 Stock Offering”), and beginning in November 2015, we conducted an offering of up to $2,000,000 of restricted shares of Common Stock, no par value per share, at $1.00 per share to certain accredited and non-accredited investors (the “Second 2015 Stock Offering”). In both offerings, the Company entered into a registration rights agreement with each investor, whereby the Company agreed to, and did, file a registration statement to register the subscribed for shares of Common Stock within one hundred fifty (150) days after the date of such agreement.

Between June 12, 2015 and November 6, 2015, the Company completed three closings of the First 2015 Stock Offering, representing aggregate gross proceeds to the Company of $2,269,600, and issued 3,782,666 shares of Common Stock. Between December 24, 2015 and February 19, 2016, the Company completed two closings of the Second 2015 Stock Offering, representing aggregate gross proceeds to the Company of $800,000, and issued 800,000 shares of Common Stock.

The 2016 Stock Sales

On April 4, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold 2,000,000 shares of Common Stock at a purchase price of $2.50 per share, resulting in gross proceeds to the Company of $5,000,000 (the “First 2016 Stock Sale”). In addition, the Company issued to the investor a one-year warrant to purchase up to 1,666,667 shares of Common Stock at an exercise price of $3.00 per share. On March 24, 2017, such warrant was exercised in full, resulting in additional gross proceeds to the Company of $5,000,000, and the Company issued 1,666,667 shares of Common Stock.

On May 10, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold (i) 675,000 shares of Common Stock at a purchase price of $2.60 per share; (ii) a three-year warrant to purchase up to 1,350,000 shares of Common Stock at an exercise price ranging between $3.00 and $3.50 per share (depending on the date of exercise); and (iii) a right to subsequently receive Volume Warrants to purchase up to 1,350,000 shares of Common Stock at $3.00 per share (the “Second 2016 Stock Sale”).

On September 22, 2016, the Company entered into a securities subscription agreement with an accredited investor, pursuant to which the Company sold (i) 30,000 shares of Common Stock at a purchase price of $2.60 per share, (ii) an option to purchase an additional 30,000 shares of Common Stock at a purchase price of $2.60 per share within 90 days (which such investor has provided notice of an intent to exercise), (iii) a three-year warrant to purchase up to 60,000 shares of Common Stock (or 120,000 shares if the option in item (ii) is exercised) at an exercise price ranging between $3.00 and $3.50 per share (depending on the date of exercise), and (iii) a right to subsequently receive Volume Warrants to purchase up to 120,000 shares of Common Stock at $3.00 per share (the “Third 2016 Stock Sale”). “Volume Warrants” refer to unissued warrants that will only become issuable upon (i) the Company meeting specified thresholds based on the Company generating earnings before interest, taxes, depreciation and amortization (EBITDA) in a fiscal year during the warrant term, (ii) completion of a private placement of a minimum of $15,000,000 at specified pre-money valuation thresholds, or (iii) the sale of at least fifty percent (50%) of the Company’s assets at pre-money valuation thresholds ranging from $350,000,000 to $1,000,000,000.

The Second 2016 Stock Sale resulted in aggregate gross proceeds to the Company of $1,755,000 and the Third 2016 Stock Sale resulted in aggregate gross proceeds to the Company of $78,000. In addition, the Company could receive up to an amount between $4,230,000 and $4,935,000 in gross proceeds upon exercise of warrants issued in both sales, depending on the timing of such exercise, and could receive additional proceeds of up to $4,410,000, if all the Volume Warrants are subsequently issued and fully exercised by the holder thereof.

Also, on September 22, 2016, the Company issued 150,000 shares of Common Stock to an accredited investor, in exchange for $405,000 in cash, for a price of $2.70 per share. In connection with the sale, the Company granted warrants to purchase up to 750,000 shares of Common Stock exercisable at a price per share of $3.00 per share, which expire on January 1, 2022.

The 2017 Stock Sales

On February 21, 2017, the Company entered into a securities subscription agreement with an accredited investor, whereby such investor subscribed for and received 20,000 shares of Common Stock for $3.00 per share and a five-year option to purchase up to 100,000 shares of Common Stock at $3.00 per share. On February 23, 2017, the Company received gross proceeds of $60,000 from the subscriber, and on May 2, 2017, the Company issued 20,000 shares of Common Stock pursuant thereto.

On March 24, 2017, the Company entered into a securities subscription agreement with an accredited investor, whereby such investor subscribed for and received 33,000 shares of Common Stock for $3.00 per share and a five-year option to purchase up to 165,000 shares of Common Stock at $3.00 per share. On March 24, 2017, the Company received gross proceeds of $99,000 from the subscriber, and on May 2, 2017, the Company issued 33,000 shares of Common Stock pursuant thereto.

On April 11, 2017, the Company entered into a securities subscription agreement with an accredited investor, whereby such investor subscribed for and received 16,666 shares of Common Stock for $3.00 per share and a five-year option to purchase up to 50,000 shares of Common Stock at $3.00 per share. On April 4, 2017, the Company received gross proceeds of $50,000 from the subscriber, and on May 2, 2017, the Company issued 16,666 shares of Common Stock pursuant thereto.

The sales made in connection with securities subscription agreements dated February 21, 2017, March 24, 2017 and April 11, 2017 shall hereinafter be referred to as the “2017 Stock Sales”. The 2017 Stock Sales resulted in aggregate gross proceeds to the Company of $209,000.

Industry Overview and Competition

We currently face competition from traditional lighting technologies. There are numerous traditional light manufacturing companies, worldwide, many of which are significantly larger than us. Traditional lighting technologies have the advantage of a long history of market acceptance and developed relationships with retailers and distributors. We will actively seek to educate our target markets as to the advantages of our technology compared to traditional installation methods and believe the achievement of this objective is critical to our future. Although our technology is proprietary, and patent protected, there can be no assurance that a large conventional lighting company will not invent a competing technology that offers similar installation efficiencies and enter the market and utilize its resources to capture significant market share and adversely affect our operating results.

We believe our products with the SQL Technology can effectively compete against traditional lighting in the areas of installation, maintenance and safety. The SQL Technology offers the advantage of ease of installation and replacement. This feature is superior to other lighting systems, which can require the service of professional electricians to install and remove. Once SQL’s socket is correctly installed in a ceiling or wall electrical junction box, there is no exposure to live electrical wires resulting in an additional advantage in safety. Furthermore, the installation of our socket, which weighs approximately four (4) ounces, requires significantly less work and exertion compared to traditional ceiling light or fan fixtures, which ordinarily weigh more than ten (10) pounds and can weigh hundreds of pounds. There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs, and consequently, erode our price advantage.

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

To further bolster the Company’s competitive position, the Company engaged the support of DSI, a lighting design and marketing firm whose existing customer base includes Walmart, Costco, The Home Depot, BJ’s Wholesale Club, Sam’s Club and other major retailers throughout North America. In 2015, DSI was acquired by NBG Home, a leading global designer, manufacturer and marketer of home décor products. Under the terms of the DSI Agreement, which remains in effect, DSI serves as the Company’s sales representative for all its products and goods in the United States and Canada. For its services, DSI receives a commission based on net sales. The Company’s products will also be sold through GE’s lighting sales group as a condition of it License Agreement. The Company’s recent addition of lighting and electronic sales and marketing professionals will further strengthen its distribution efforts to key retailers, in addition to launching a marketing program to commercial entities such as home builders and hotels.

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

Employees

As of March 31, 2018, we had Thirteen full time employees in the United States of America and six full time employees in the Peoples Republic of China. We also employ independent contractors to support our operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

These salaried employees include the Company’s founder, Executive Chairman and Chairman of our Board, Rani Kohen, who serves as an executive of the Company on operational activities; John Campi, who serves as the Company’s Chief Executive Officer; Mark Wells, who serves as the Company’s President; Steve Briggs, who serves as the Company’s Senior Vice President of Product Development; Julio Plutt, who serves as the Company’s Executive VP of Accounting & Finance; Patricia Barron, who serves as the Company’s Chief Operations Officer, and John Poole, who serves as the Company’s Vice President of Retail Sales;

Seasonality

Retailers purchase ceiling fans for early spring and summer sales. As a result, the Company sells more of this product in the October through February time period. The Company has begun to market lighting fixtures that will reduce the impact of seasonal influences to its sales growth, as lighting products do not lend themselves to seasonal purchases. During periods of economic expansion or contraction our sales by quarter may vary significantly from this seasonal pattern. Furthermore, the Company’s entry into the commercial sector of home and hotel building is expected to reduce the Company’s exposure to seasonality of its revenue creation.

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

ITEM 2. PROPERTIES

Our corporate offices are located at 4400 North Point Parkway, Suite 265, Alpharetta, Georgia. The monthly rent related to our leased 3,574 square foot facility is currently $6,255 per month, subject to increases in subsequent periods. The lease for the Company’s rented office space located at One Buckhead Plaza, 3060 Peachtree Road, Suite 265, Atlanta, Georgia 30305 expires on September 30, 2020. In addition, we share offices with a supplier where the development of our products occurs and where the majority of the Executive team works, located at 2855 W. McNab Road, Pompano Beach, FL, for which we pay no rent.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 15, 2015, the Financial Industry Regulatory Authority (“FINRA”) cleared a request to establish a market in shares of our Common Stock. On October 8, 2015, OTC Markets Group announced that the Company was verified for trading on the OTCQB® Venture Market, and shares of our Common Stock are currently quoted under the symbol “SQFL”. Presently, shares of our Common Stock not subject to restriction are eligible for trading in the OTCQB® Venture Market. However, to the Company's knowledge, only a small percentage of our total issued, and outstanding shares of Common Stock have been deposited with broker/dealers as of the date of this prospectus, and only a small number of shares of our Common Stock have been offered for sale. Therefore, while our shares of Common Stock are eligible for trading, a liquid public market has not yet developed. We cannot predict the future prices at which our shares will trade, or the liquidity of a public market for our shares of Common Stock, should one develop.

Holders

As of March 30, 2018, there were 116 holders of record of the Common Stock. This number does not include beneficial owners whose shares may be held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends on the shares of our Common Stock. Holders of our Series A Preferred Stock receive dividends paid quarterly, at a rate of six percent (6%) per year, and rank senior with respect to interest on junior securities, dividends, distributions or liquidation preference. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 23, 2018, the Company issued 120,000 shares of Common Stock to Mr. Campi, which vested on December 31, 2017, pursuant to the Campi Agreement

On March 23, 2018, the Company issued 120,000 shares of Common Stock to Mr. Wells, which vested on January 1, 2018, pursuant to the Wells Agreement.

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2017:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2015 Stock Incentive Plan (1)	4,110,000	$1.09	815,000
Equity compensation plans not approved by security holders	—	—	—
Total	4,110,000	$1.09	815,000

(1)	The November 2015 Grants and April 2017 Grants are discussed in more detail below in the subsection entitled “Issued and Outstanding Equity Awards.” For the purposes of calculating the weighted-average exercise price, the exercise prices of issued and outstanding options range from $0.60 per share to $4.00 per share.

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

Issued and Outstanding Equity Awards

On November 15, 2015, the Board authorized the Company to grant certain securities under the Incentive Plan and Directors Compensation Plan, in the aggregate amount of up to 3,810,000 options to purchase shares of Common Stock at exercise prices ranging from $0.60 per share to $1.80 per share, vesting entirely in two years from the date of the grant, and up to 75,000 shares of Common Stock, which vested immediately (collectively, the “November 2015 Grants”).

As of March 30, 2018, the Company has entered into Option Award Agreements with thirteen grantees of the November 2015 Grants, pursuant to awards granted on November 15, 2015 under the Incentive Plan, consisting of up to 3,660,000 options to purchase shares of Common Stock, of which options to purchase up to 2,010,000 shares of Common Stock vested on November 15, 2015, options to purchase up to 950,000 shares of Common Stock vested on November 15, 2016, and options to purchase up to 700,000 shares of Common Stock vested on November 15, 2017. In addition, the Company entered into Stock Award Agreements with two grantees of the November 2015 Grants to issue 75,000 shares of Common Stock, which vested immediately and were issued by the Company in 2016. In addition, the Board terminated November 2015 Grants of options to purchase up to 150,000 shares of Common Stock.

On April 19, 2017, the Company’s Board of Directors authorized the Company to grant certain securities under the Incentive Plan, or any successor plan , consisting of, in the aggregate, options to purchase up to 2,150,000 shares of our Common Stock at exercise prices ranging from $3.00 per share to $5.00 per share, vesting on June 30, 2017, December 31, 2017, December 31, 2018 and December 31, 2019 (collectively, the “April 2017 Grants”).

As of March 30, 2018, the Company has entered into Stock Option Agreements with three grantees of the April 2017 Grants, thereby issuing, in the aggregate, options to purchase up to 450,000 shares of our Common Stock, with 225,000 of such options having vested on June 30, 2017 with an exercise price of $3.00 per share and 225,000 of such options having vested on December 31, 2017 with an exercise price of $4.00 per share. As of March 30, 2018, the Company had not yet entered into Stock Option Agreements with the other grantees of the April 2017 Grants, and therefore had not issued up to 1,700,000 options to purchase shares of our Common Stock pursuant to the April 2017 Grants.

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

In December 2016, the SQL Technology was in included the 2017 National Electrical Code (NEC).

The Company is currently in the process of transitioning its product portfolio to advanced technologies, along with a new sales methods and marketing strategy, which will include unique, innovative advanced technologies (the “Smart SQL”).

Results of Operations

	Year Ended December 31,
	2017	2016	$ Change	% Change

Revenue	$7,700,948	$7,014,978	$685,970	9.78%

Cost of sales	(6,379,728)	(6,136,395)	243.333	3.97%

Gross Profit	1,321,220	878,583	442,637	50.38%

Selling, general and administrative expenses	(5,126,302)	(4,383,751)	742,551	16.94%

Depreciation and amortization	(2,497,408)	(2,482,604)	14,804	0 .60%

Loss on impairment	(600,000)		600,000

Total operating expenses	8,223,710	6,866,355	1,357,355	19.77%

Loss from Operations	(6,902,490)	(5,987,772)	914,718	5.28%

Other Income / (Expense)	(19,816,195)	(92,460,086)	(72,643,892)	(78.57)%

Net Loss	$(26,718,685)	$(98,447,858)	$(71,729,174)	(72.86)%

Net loss per share - basic and diluted	(0.55)	(2.60)	(2.05)	(78.89)%

Revenue

Net revenue increased to $7,700,948 for the year ended December 31, 2017, from revenue of $7,014,978 for the year ended December 31, 2016. This increase in revenues is associated with steady market acceptance and resulting sales.

Cost of Sales

We had a cost of sales of $6,379,728 for the year ended December 31, 2017, as compared to a cost of sales of $6,136,395 for the year ended December 31, 2016. The increase is associated with the increase in sales and increased product offering.

Gross Profit

We had gross profit of $1,321,220 for the year ended December 31, 2017 as compared to gross profit of $878,583 for the year ended December 31, 2016. As a percent of sales, gross profit was 17.16% and 12.52% for the years ended December 31, 2017 and 2016, respectively. The increase in gross profit as a percent of sales is attributable to improved pricing and better volume vendor discounts on the cost of sales and the introduction of new items with higher profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expense (SG&A) increased $1,357,355 to $8,223,710 during the year ended December 31, 2017, from $6,866,355 for the year ended December 31, 2016. For the year ended December 31, 2017, SG&A includes depreciation and amortization expenses of $2,497,408, plus a $600,000 loss resulting from an asset impairment. For the year ended December 31, 2016 SG&A included Depreciation and Amortization expense of $2,482,604. The increase in SG&A in 2017 was primarily due to the increase in personnel and additional product development.

Loss from Operations

Loss from operations increased $914,718 to $6,902,490 during the year ended December 31, 2017, from $5,987,772 for the year ended December 31, 2016. The increase was due to an increase in SG&A, which was partially offset by an increase in gross profit on sale. Loss from operations includes Depreciation and Amortization expenses of $2,497,708 and $2,482,604 for the years ended December 31, 2017 and 2016, respectively. It also includes a $600,000 loss on the impairment of an asset for the year ended December 31, 2017.

 Other Income (Expense )

Total other expenses, mostly non-cash charges, decreased $72,643,892 to $19,816,195 for the year ended December 31. The decline in other expenses was due to decreases in non-cash amortization of derivative liabilities and derivative expenses, as a result of an exercise of Note Warrants held by the Company’s holders of Series A Preferred Stock, and a non-cash charge in 2016 of $41,129,336 related to the conversion of Convertible Notes into the Company’s Series A Preferred Stock and Common Stock.

Additionally, the Company's interest expense was reduced by $686,133 to $294,735 for the year ended December 31, 2017, from $980,867 for the year ended December 31, 2016.

Net  Loss and Net Loss per Share

The Company incurred a net loss for the year period ended December 31, 2017 of $26,718,685 and $0.55 per share, as compared to the year period ended December 31, 2016, where the net loss was approximately $98,447,858 or $2.60 per share.

Liquidity and Capital Resources

As of December 31, 2017, the Company had $4,877,720 in cash on hand. To date, the Company has not generated sufficient revenue to cover its operating costs and continues to operate with negative cash flow. As a result, the Company has raised additional funds through the sale of its Common Stock. The Company maintains a Line of Credit with a third party which will supply it with $10,000,000 to support its purchase orders, inventory and other working capital needs. As of December 31, 2017, the Company had $6,543,268 available under the Line of Credit, which expires January 10, 2019. For the Company to achieve sufficient working capital to support its operations and sales growth, the Company may be required to find additional financing to replace the expiring facility or raise additional capital to fund its working capital needs. It currently has no such financing commitment in place.

For the year ended December 31, 2017, the Company used $4,349,173 of cash for operations as compared with $6,166,446 used for the same period in 2016. The decrease in cash used for operations was primarily due to the establishing of inventory levels in 2016 that remained stable in 2017, while increased general and administrative costs in 2017 were partially offset by increased gross profit.

For the year ended December 31, 2017, cash flows used was $241,653 for investing activities as compared with $43,694 used for the same period in 2016. The investments were for patents costs and fixed assets.

Cash flows provided from financing activities amounted to $5,342,658 in cash equivalents for the years ended December 31, 2017, as compared with $9,855,160 during the same period in 2016. The company received $5,365,000 from the proceeds of Common Stock, which includes the exercise of $3.00 stock purchase warrants generating $5,000,000 in cash equivalents, $100,000 from the conversion of Convertible Notes and interest into shares of Common Stock and Series A Preferred Stock, $227,395 in proceeds from the Line of Credit, net of repayments. These amounts were partially offset by $200,000 in repayment of the convertible notes at maturity and $149,737 in Series A Preferred Stock dividend payments.

As a result of the above operating, investing and financing activities, the Company provided $751,832 in cash equivalents for the year ended December 31, 2017, as compared with $3,675,020 used during the same period in 2016. The Company had $4,877,720 in cash and cash equivalents at December 31, 2017, as compared to $4,125,888 at December 31, 2016.

The Company had a working capital deficit of $23,271,348 as of December 31, 2017, which includes $19,175,754 in non-cash derivative liabilities, as compared to a working deficit of $21,419,526 as of December 31, 2016, which included $24,083,314 in non-cash derivative liabilities.

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

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, management uses adjusted net income (loss) to evaluate operating and financial performance and believes the measure is useful to investors because it eliminates the impact of certain noncash and/or other items that management does not consider to be indicative of the Company’s performance from period to period. Management also believes this non-GAAP measure is useful to investors to evaluate and compare the Company’s operating and financial performance across periods, as well as facilitating comparisons to others in the Company’s industry.

We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss), plus interest income; interest expense; depreciation and amortization; unrealized derivative gains and losses, non-recurring income and expenses, and stock-based compensation expense. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America. These non-GAAP financial measures exclude significant expenses and income that are required by accounting principles generally accepted in the United States of America (“GAAP”) to be recorded in the company’s financial statements and are subject to inherent limitations. Investors should review the reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures that are included below.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2017	2016
Adjusted EBITDA reconciliation to Net Income (Loss):
Net (loss) income	$(26,718,684)	$(98,447,858)
Other Income / (Expense)
Depreciation and amortization	(2,497,408)	(2,482,604)
Loss on impairment	(600,000)
Interest expense	(294,734)	(980,867)
Derivative expenses	0	(9,678,390)
Change in fair value of embedded derivative liabilities	(14,413,192)	(43,634,482)
Loss on debt extinguishment - net	(1,260,000)	(41,129,336)
Warrant expense	(1,869,358)	0
Option expense	(2,003,593)	0
Amortization of Debt Discount	0	0
Gain on debt settlement	0	0
Gain on exchange	6,843	0
Other income	17,840	13,275
Gain on Debt Extinguishment	0	2,949,714
Total adjustment	(22,913,603)	(94,942,690)
Adjusted EBITDA	(3,805,082)	(3,505,168)
	—	—
Net Income (Loss) per share - basic and diluted	$(0.078)	$(0.077)

The following table presents a reconciliation of Adjusted Accumulated deficit reconciliation for each of the periods presented:

		Year Ended December 31,

	2017	2016		2015	2014	2013
Adjusted Accumulated deficit reconciliation to Net Income (Loss):
Accumulated deficit	$(168,050,716)	$(141,182,294)		$(42,703,470)	$(15,813,260)	$(8,519,517)
Other Income / (Expense)
Depreciation and amortization¹	(9,906,965)	(7,409,379)		(4,926,776)	(2,457,705)	(2,719)
Loss on impairment	(600.000)
Interest expense	(6,442,195)	(6,147,461)		(5,166,594)	(2,311,075)	(171,590)
Derivative expenses	(11,403,137)	(11,403,137)		(1,724,747)	(1,724,747)	(1,156,193)
Change in fair value of embedded derivative liabilities	(77,215,799)	(62,802,607)		(19,168,125)	248,171	34,250
Loss on debt extinguishment - net	(42,402,067)	(41,142,067	)²	(12,731)	(12,731)	(12,731)
Warrant expense	(1,869,358)
Option expense	(2,003,593)
Amortization of Debt Discount	(4,200,374)	(4,200,374)		(4,200,374)	(1,742,620)	(92,304)
Common stock issued for service	(298,688)	(298,688)		(298,688)	(125,000)	(125,000)
Founder shareholders	(562,500)	(562,500)		(562,500)	(562,500)	(562,500)
Gain on debt settlement	(66,785)	(66,785)		(66,785)	(66,785)	(66,785)
Gain on exchange
Gain on Debt Extinguishment	3,169,298	3,169,298		219,584	9,995	88014
Other income	140,598	115,915		102,640	101,814	0
Total adjustment	(153,661,387)	(130,747,784)		(35,805,096)	(8,643,006)	(2,067,627)
Total Adjusted Accumulated deficit	$(14,389,329)	$(10,55,620)		(6,898,374)	(7,170,254)	$(6,451,890)

(1) Includes amortization of the GE License agreement of $9,755,534; $7,324,415; $4,865,901; $2,424,160; and $0 for the years 2017 through 2013, respectively.
(2) Primarily represents conversion of Convertible Notes into the Company’s Preferred Stock and Common Stock resulting in a $41,310,119 non-cash loss due to the difference between the conversion rate and the market value at the time of conversion, and a gain of $3,288,909 reflecting the cost basis of the Convertible Notes that were converted into Common Stock during the fourth quarter of 2016.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

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

Recent Accounting Pronouncements

See Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. Our Principal Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

Beginning January 1, 2017, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did  implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

Name	Age	Position
Mr. Rani Kohen	52	Director, Executive Chairman
Mr. John P. Campi	73	Chief Executive Officer
Mr. Mark Wells	47	President
Ms. Patricia Barron	57	Chief Operations Officer
Mr. Thomas Ridge	72	Director
Mr. Phillips Peter	86	Director
Mr. Dov Shiff	70	Director
Mr. Leonard J. Sokolow	61	Director

Rani Kohen is the Company founder and Executive Chairman of the Board.  Mr. Kohen is a businessman, entrepreneur and inventor of the Company’s technologies, Mr. Kohen has over twenty-five years of experience in the lighting and advance home design industries, as well as in other related business areas, including founding and running a large chain of retail lighting businesses. Since founding SQL Technologies, Mr. Kohen has succeeded in attracting and engaging accomplished and prestigious Board members, talented management and several leading executives from various electronic industries, including the NFPA, UL, GE and others. Our Board believes that with Mr. Kohen’s leadership and qualifications, his depth of knowledge of the Company’s product and his advanced business strategies, he will continue to move the Company forward towards achieving its goals.

John P. Campi has served as the Company’s Chief Executive Officer since November 2014. Mr. Campi founded Genesis Management, LLC in 2009, and retired in 2014 upon accepting the role of Chief Executive Officer. Mr. Campi has extensive experience in the field of cost management, is recognized as a Founder of the strategic cost-management discipline known as Activity-Based Cost Management and is generally recognized as a national leader in the field of supply chain management. From December 2007 to December 2008, Mr. Campi served as the Chief Procurement Officer and an Executive Vice President for Chrysler LLC, where he was responsible for all worldwide purchasing and supplier quality activities. From September 2003 to January 2007, Mr. Campi served as the Senior Vice President of Sourcing and Vendor Management for The Home Depot, where he led the drive for standardization and optimization of The Home Depot Global Supply Chain. From April 2002 to September 2003, Mr. Campi served as the Chief Procurement Officer and Vice President for Du Pont Global Sourcing and Logistics. Prior to 2002, Mr. Campi led the Global Sourcing activities for GE Power Energy, and held a variety of positions with Federal Mogul, Parker Hannifin Corporation and Price Waterhouse Coopers. Mr. Campi also serves as a Trustee of Case Western Reserve University, has served as a Member of the Advisory Board of Directors for three startup companies, and has served as a Member of the Financial Executives Institute and the Institute of Management Accountants. Mr. Campi received his MBA from Case Western Reserve University. Our Board believes Mr. Campi’s qualifications to serve as our Chief Executive Officer include his extensive executive and advisory experience with established and startup companies, his expertise in cost-management, and his qualifications in the field of supply chain management.

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

Governor Thomas J. Ridge has served as a director since June 2013. In 2013, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cyber security. In April 2010, Mr. Ridge became a partner in Ridge Policy Group, a bipartisan, full-service government affairs and issue management group. Mr. Ridge has served as President and Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company, since July 2006. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security. Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania from 1995 to 2001 and served as a member of the U.S. House of Representatives from 1983 through 1995. Mr. Ridge currently serves as a member of the board of two public companies, The Hershey Company and Lifelock, and has previously served on the board of five other public companies. Mr. Ridge is Chairman of the Board of the National Organization on Disability, and serves as a board member on the Board of Public Finance Management, the Institute for Defense Analysis, the Center for the Study of the Presidency, and the Oak Ridge National Lab. Our Board believes Mr. Ridge’s qualifications to serve as a member of our Board include his vast experience in both government and industry, his service on other public and private company boards, and his expertise in retail, risk management, and cyber security.

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

Leonard J. Sokolow has served as a director since November 2015. Mr. Sokolow currently serves as CEO & President of Newbridge Financial, Inc. and Chairman of its broker dealer subsidiary, Newbridge Securities Corporation. Mr. Sokolow founded Finance, Inc. in 1997, which merged with National Holdings Corporation (NASDAQ CM: NHLD), where he served as President and Vice Chairman of its Board of Directors. Mr. Sokolow also founded and served as Chairman and CEO of Americas Growth Fund, Inc., a closed-end investment management company (NASDAQ: AGRO) until it was sold. Prior to this, Mr. Sokolow was an executive for Applica, Inc. (formerly Windmere Corporation (NYSE: APN)), where he served as Executive Vice President and General Counsel. Mr. Sokolow, is also a CPA and worked for Ernst Young and KPMG. Mr. Sokolow earned a Bachelor of Arts degree in Economics and a concentration in Accounting. Mr. Sokolow also earned a Juris Doctorate degree from the University of Florida School of Law and a Master of Law degree in Taxation from the New York University School of Law. Mr. Sokolow is on the board of directors, Chairman of the Audit Committee and a member of the Nominations and Corporate Governance Committees for Consolidated Water Company Ltd. (NASDAQ GS: CWCO). In addition, Mr. Sokolow has served on the board of directors of, and Chairman of the Audit Committee for, Marquee Energy Ltd. (TSXV: MQX). Our Board believes Mr. Sokolow’s qualifications to serve as a member of our Board include his vast education and experience in the financial industry, his service on other public company boards and his history of executive leadership in developing and operating businesses.

Corporate Governance

Board Structure

We have chosen to separate the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for the Company.  Our chairman, the founder of the Company, provides us with significant experience in research and development. Our Chief Executive Officer is responsible for day to day operations and brings significant experience to the Company.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 4400 North Point Parkway, Suite 265, Alpharetta, Georgia, 30022, Attention: Shareholder Communication. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers, directors and persons who own beneficially more than 10% percent of the Company’s outstanding Common Stock, file reports of ownership and changes in ownership and furnish the Company with copies of all Section 16(a) reports so filed. Based solely on a review of these reports filed with the SEC and certain written representations furnished to the Company, the Company believes that its executive officers and directors complied with all applicable Section 16(a) filing requirements during 2017, other than the following:

Mr. Shiff filed a Form 4 with the SEC on March 31, 2017, in connection with the August 15, 2016 conversion of his Convertible Note into shares of Series A Preferred Stock. Mr. Wells filed a Form 3 with the SEC on March 29, 2017, in connection with his appointment as President on November 7, 2016, and filed a Form 4 with the SEC on March 29, 2017, in connection with issued and unvested securities in the Wells Agreement dated August 17, 2016. Mr. Kohen filed a Form 4 with the SEC on March 31, 2017, in connection with unvested securities the Chairman’s Agreement dated September 1, 2016. Mr. Campi filed a Form 4 with the SEC on March 30, 2017, in connection with issued and unvested securities the Campi Agreement dated September 1, 2016. Ms. Barron filed a Form 3 with the SEC on April 27, 2017, in connection with her employment agreement to serve as Chief Operations Officer effective September 1, 2016.

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

Our “named executive officers” for the 2017 fiscal year consisted of the following individuals:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total

Rani Kohen (2)(3)	2017	270,833		—				33,156	12,000	$315,989
Executive Chairman
	2016	183,333		—		1,981,504	(4)	24,924	12,000	$2,201,761
John P. Campi (5)(6)	2017	155,388	—	—		—		16.578	—	$171,966
Chief Executive Officer
	2016	105,692	—	—		—		21.084	11,077	$137,853
Mark Wells (7)	2017	258,981	—			—		16,578	—	$275,559
President
	2016	76,923	—	260,000	(8)	—		3,840	—	$340,763

(1)	Non-equity Incentive Plan Compensation reflects incentive compensation and commission payable pursuant to each individual’s respective employment agreement, typically as a percent of the Company’s net revenue or sales earned, and in each case as described below.
(2)	Mr. Kohen was named Executive Chairman on November 7, 2016, effective as of September 1, 2016. Pursuant to the terms of the Chairman’s Agreement (as defined below), Mr. Kohen received or will receive (i) an annual salary of $250,000; (ii) options to purchase up to 340,000 shares of Common Stock each year, will vest in its’ entirety January 1, 2019; (iii) annual incentive compensation of one half of one percent (0.50%) of the Company’s net revenue; (iv) a ‘sign-on bonus’ of 120,000 shares of Common Stock ,which will vest in its’ entirety on January 1, 2020; (v) a supplemental bonus consisting of an option to purchase up to 1,500,000 shares of Common Stock at $3.00 per share, accruing in increments of 500,000 shares, each upon the achievement of the Company’s market capitalization reaching milestones of $300 million, $500 million and $750 million; (vi) a supplemental bonus consisting of an option to purchase up to 1,500,000 shares of Common Stock at $4.00 per share, accruing in increments of 500,000 shares, each upon the achievement of the Company’s market capitalization reaching milestones of $1 billion, $1.5 billion and $2 billion; and (vii) a supplemental bonus consisting of an option to purchase up to 1,000,000 shares of Common Stock at $5.00 per share, accruing in increments of 500,000 shares, each upon the achievement of the Company’s market capitalization reaching milestones of $2.5 billion and $3 billion.
(3)	For the first eight months of 2016, Mr. Kohen was compensated pursuant to a Consulting Agreement, whereby he was paid an annual fee of $150,000, a $1,000 per month automobile allowance, and annual incentive compensation equal to one half of one percent (0.50%) of the Company’s net revenue. All amounts included for 2016 represent the compensation as previously disclosed regarding his role solely as Chairman of the Board, including the amount of “All Other Compensation”, which reflects compensation paid pursuant to the Kohen Consulting Agreement. The amounts included for 2016 include compensation paid to Mr. Kohen in his capacity as Chairman as the Board through August 31, 2016, and as both Executive Chairman and Chairman of the Board thereafter.
(4)	On November 15, 2015, the Board granted Mr. Kohen (i) options to purchase up to 400,000 shares of Common Stock at $0.60, which vested November 15, 2015; (ii) options to purchase up to 300,000 shares of Common Stock at $0.60, which vested November 15, 2016; and (iii) options to purchase up to 300,000 shares of Common Stock at $0.60, which vested November 15, 2017. The value of the option award was calculated at $2.00 per share; for assumptions made in the valuation of the option awards, see Note 2 to our Audited Consolidated Financial Statements.
(5)	Pursuant to the terms of the Campi Agreement (as defined below), Mr. Campi received or will receive (i) an annual salary of $150,000; (ii) options to purchase up to 120,000 shares of Common Stock as a “sign-on bonus”, which vest on December 31, 2017 and was issued on March 23, 2018; (iii) an incentive bonus of one quarter of one percent (0.25%) of the Company’s net revenue; (iv) 3% of adjusted net income; and (v) options to purchase a number of shares of Common Stock equal to one half of one percent (0.5%) of the Company’s quarterly net income, at a strike price to be determined by the Board at the time of issuance.
(6)	Pursuant to Mr. Campi’s previous employment agreement, Mr. Campi received (i) a gross annual salary of $102,000 per year; (ii) 750,000 shares of Common Stock, 250,000 shares of which vested on May 20, 2015, and 500,000 shares of which vested on December 31, 2015; and (iii) incentive compensation equal to one half of one percent (0.50%) of the Company’s net revenue. The value of the stock award was $0.25 per share, based on the value of shares sold in connection with the Company’s most recent sale of securities in a private placement as of the time of such agreement.
(7)	Mr. Wells was named President of the Company on November 7, 2016, effective as of August 17, 2016. Pursuant to the terms of the Wells Agreement (as defined below), Mr. Wells will receive (i) an annual salary of $250,000; (ii) 1,025,000 shares of Common Stock which will vest in its’ entirety on January 1, 2019; (iii) incentive compensation equal to one quarter of one percent (0.25%) of the Company’s net revenue; and (iv) a “sign-on” bonus of 120,000 shares of Common Stock, which vested in its’ entirety on January 1, 2018 and was issued on March 23, 2018.
(8)	Mr. Well’s received 100,000 shares of Common Stock pursuant to a consulting agreement dated June 1, 2015, which vested on June 1, 2016; the value of the stock award was $2.60 per share, based on the value of shares sold in connection with the Company’s most recent sale of securities in a private placement as of the time of such vesting.

Outstanding Equity Awards at December 31, 2017 Fiscal Year End

As of December 31, 2017, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards

	Option Awards					Stock Awards
Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options not exercisable	Option exercise or base price per share	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

John P. Campi	—	—	—	—	120,000	$240,000	—	$240,000

Rani Kohen	700,000	300,000	$0.60	11/15/2025	1,140,000	$2,280,000	—	$2,876,286

Mark J. Wells	—	—	—	—	1,145,000	$2,290,000	—	$2,290,000

Narrative Disclosure to Summary Compensation and Option Tables

John P. Campi (Chief Executive Officer)

In November 2014, the Company entered into an employment agreement with John Campi, its Chief Executive Officer. The agreement provided that Mr. Campi would receive a base salary of $102,000 per year; (ii) included a sign-on bonus of 750,000 shares of Common Stock, which has fully vested and all such shares have been issued; and (iii) included incentive compensation equal to (a) one half of one percent (0.50%) of the first $20,000,000 of the Company’s annual gross revenue plus one quarter of one percent (0.25%) of the Company’s annual gross revenue above $20,000,000; (b) three percent (3%) of the Company’s annual net income, and (c) five-year options to purchase shares of Common Stock equal to one half of one percent (0.50%) of the Company’s quarterly net income, with a strike price to be determined at the time such options are granted.

Effective September 1, 2016, the Company entered into a new employment agreement with Mr. Campi (the “Campi Agreement”). The Campi Agreement provides that Mr. Campi will serve for an initial term of one year, which may be and was renewed by the mutual agreement of Mr. Campi and the Company. Subject to other customary terms and conditions of such agreements, the Campi Agreement provides that Mr. Campi will receive (i) a base salary of $150,000 per year; (ii) a sign-on bonus of 120,000 shares of Common Stock, which vested in its entirety on December 31, 2017; (iii) incentive compensation equal to (a) one quarter of one percent (0.25%) of the Company’s gross revenue and (b) three percent (3%) of the Company’s annual net income paid in cash on an annual basis; and (iv) five-year options to purchase shares of Common Stock in an amount equal to one half of one percent (0.50%) of the Company’s quarterly net income, the exercise price of which will be determined at the time such options are granted.

Pursuant to the Campi Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Campi (i) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the initial term, and (ii) all unpaid incentive compensation then in effect on a pro rata basis. In addition, the sign-on shares of Common Stock shall immediately vest. For any other termination during the initial term, Mr. Campi shall receive an amount calculated by multiplying fifty percent of the monthly salary, in effect at the time of such termination, times the number of months remaining in the initial, and shall not be entitled to incentive compensation payments then in effect, prorated or otherwise .

For the years ended December 31, 2017 and December 31, 2016 Mr. Campi earned approximately $171,966 and $137,853, respectively, under this and the agreement associated with performance pay as noted above. On March 23, 2018, the Company issued the sign-on bonus of 120,000 shares of Common Stock, with vested in its entirety on December 31, 2017.

Mark J. Wells (President)

Effective August 17, 2016, the Company entered into an Executive Employment Agreement with Mr. Wells (the “Wells Agreement”), to serve as the Company’s President. The Wells Agreement provides that Mr. Wells will serve for an initial term of three years, which may be renewed by the mutual agreement of Mr. Wells and the Company. Subject to other customary terms and conditions of such agreements, the Wells Agreement provides that Mr. Wells will receive (i) a base salary of $250,000 per year, which may be adjusted each year at the discretion of the Board; (ii) 1,025,000 shares of Common Stock, which shall vest on January 1, 2019 (the “Wells Compensation Shares”); (iii) a sign-on bonus of 120,000 shares of Common Stock, with vested in its entirety to Mr. Wells on January 1, 2018; and (iv) incentive compensation equal to one quarter of one percent (0.25%) of the Company’s net revenue, paid in cash on an quarterly basis.

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

For the years ended December 31, 2017 and December 31, 2016 Mr. Wells earned approximately $275,559 and $80,763, respectively, under this and the agreement associated with performance pay as noted above. On March 23, 2018, the Company issued the sign-on bonus of 120,000 shares of Common Stock, with vested in its entirety to Mr. Wells on January 1, 2018.

Rani Kohen (Executive Chairman)

On November 25, 2013, we entered into a Consulting Agreement with our founder and the Chairman or our Board, Rani Kohen (the “Kohen Consulting Agreement”). The term of the Consulting Agreement was for three (3) years, beginning on December 1, 2013. Subject to the customary terms and conditions of such agreements, the Consulting Agreement provided that Mr. Kohen would receive an annual consulting fee of $150,000, incentive compensation in the form cash, stock and/or options (i) equal to one-half a one percent (0.50%) of annual net revenue, paid in cash on a quarterly basis.; and (ii) to be determined by our Board on a project-by-project basis.

Effective September 1, 2016, the Company entered into a Chairman Agreement with Mr. Kohen (the “Chairman’s Agreement”), to serve as the Company’s Executive Chairman and Chairman of the Board, which superseded and replaced the Consulting Agreement.

The Chairman’s Agreement provides that Mr. Kohen will serve for an initial term of three years, which may be renewed by the mutual agreement of Mr. Kohen and the Company. Subject to other customary terms and conditions of such agreements, the Chairman’s Agreement provides that Mr. Kohen will receive (i) a base salary of $250,000 per year, which may be adjusted each year at the discretion of the Board; (ii) stock compensation equal to 340,000 shares of Common Stock each year, which shall vest in its entirety on January 1, 2019, and each year served thereafter (the “Chairman Compensation Shares”); (iii) a sign-on bonus of 120,000 shares of Common Stock, with shall vest in its entirety on January 1, 2020; (iv) supplemental bonus compensation of stock options to purchase up to 4,000,000 shares of Common Stock at an exercise price ranging between $3.00 and $5.00 per share, determined based on the achievement of specified market capitalizations of the Company; and (v) incentive compensation equal to one half of one percent (0.50%) of the Company’s gross revenue paid in cash, stock or options on an annual basis.

Pursuant to the Chairman’s Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Kohen (i) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the initial term, and (ii) all unpaid incentive compensation then in effect. In addition, the sign-on shares of Common Stock shall immediately vest, and the Chairman Compensation Shares shall vest on a pro rata basis based on the number of days served under the Chairman’s Agreement and the number of days from the beginning of the initial term through the end of the Chairman’s Agreement. For any other termination during the initial term, Mr. Kohen shall receive payment, at the then current rate, through the date termination is effective.

For the years ended December 31, 2017 and December 31, 2016 Mr. Kohen earned approximately $315.989 and $220.257, respectively, under this and the agreement associated with performance pay as noted above.

Director Compensation

We do not pay cash compensation to our directors for service on our Board.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members, and in accordance with our Director Compensation Policy.

Director Compensation Table

The following table shows for the fiscal years ended December 31, 2017, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Rani Kohen (1)	$—	$—	$—	$—
Phillips Peter (2)(3)	$—	$—	$—	$—
Thomas Ridge (2)(4)	$—	$—	$—	$—
Dov Shiff (2)	$—	$—	$—	$—
Leonard Sokolow (2)(5)	$—	$—	$—	$—

(1)	Mr. Kohen has served as a Chairman of the Board since November 2012. Fees earned in 2017 in connection with his role as Executive Chairman and as Chairman of the Board have been reported as Executive Compensation.
(2)	Messrs. Ridge, Peter, Shiff and Sokolow have each served as a member of our Board since June 2013, November 2012, February 2014, and November 2015, respectively.
(3)	On April 19, 2017, our Board authorized, pursuant to the April 2017 Grants, the Company to issue options to Mr. Peter to purchase up to 100,000 shares of Common Stock, with 50,000 of such options having vested on December 31, 2017 with an exercise price of $3.00 per share and 50,000 of such options vesting on December 31, 2018 with an exercise price of $4.00 per share. As of March 30, 2018, all such options have not been issued by the Company to Mr. Peter.
(4)	On April 19, 2017, our Board authorized, pursuant to the April 2017 Grants, the Company to issue options to Mr. Ridge to purchase up to 500,000 shares of Common Stock, with 166,667 of such options having vested on December 31, 2017 with an exercise price of $3.00 per share, 166,667 of such options vesting on December 31, 2018 with an exercise price of $4.00 per share, and 166,666 of such options vesting on December 31, 2019 with an exercise price of $5.00 per share. As of March 30, 2018, all such options have not been issued by the Company to Mr. Ridge.
(5)	On April 19, 2017, our Board authorized, pursuant to the April 2017 Grants, the Company to issue options to Mr. Sokolow to purchase up to 300,000 shares of Common Stock, with 150,000 of such options having vested on June 30, 2017 with an exercise price of $3.00 per share and 150,000 of such options having vested on December 31, 2017 with an exercise price of $4.00 per share. As of March 30, 2018, all such options have not been issued by the Company to Mr. Sokolow.

Director Compensation Policy

On November 15, 2015, our Board approved the Company’s Director Compensation Policy (the “Director Compensation Policy”) applicable to members of the Board who are not employees of the Company (each, an “Eligible Director”). Under the Director Compensation, upon election to the Board, a new Eligible Director shall be entitled to a grant of 50,000 shares of Common Stock and an option to purchase up to 150,000 shares of Common Stock, vested monthly and fully vested after one year, at a price per share determined as of the date of grant, based on (i) the prior days’ closing price if there is a public market for Common Stock, or (ii) if there is no public market for Common Stock, the price per share in our most recently completed private placement of Common Stock or convertible securities (“Director Options”). The number of shares and Director Options shall be prorated based on the date of a new Eligible Director’s appointment relative to the term remaining, if applicable.

Eligible Directors will also receive Director Options to purchase either (i) 10,000 shares of Common Stock for each Board meeting in which such Eligible Director attends in person, or (ii) 5,000 shares of Common Stock for each Board meeting in which such Eligible Director attends telephonically. Eligible Directors will also receive Director Options to purchase 25,000 shares of Common Stock following each year in which he or she has served on the Board. Director Options will vest monthly over the course of the year following the date such Director Options are granted and must be exercised within five years of the grant date.

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

Narrative Disclosure to Summary Compensation and Option Tables

The Company did not issue any Director Options in 2017, and as of March 30, 2018, the Company has not issued any Director Options in connection with services performed during fiscal year 2017.

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

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 30, 2018, and the address for each director and executive officer of the Company is: c/o 4400 North Point Parkway, Suite 265, Alpharetta, GA 30022.

Directors and Named Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
KRNB Holdings LLC (2)	9,003,969	16.55%

Mr. Phillips Peter (3)	500,000	*

Mr. Thomas Ridge (4)	1,025,000	1.91%

Mr. Dov Shiff (5)	14,964,618	25.93%

Mr. Leonard Sokolow (6)	262,000	*

Mr. John P. Campi (7)	1,170,000	2.19%

Mr. Mark J. Wells (8)	1,120,000	2.07%

Ms. Patricia Barron (9)	700,000	1.30%

All Directors and Officers as a Group (8 persons)	28,745,587	47.24%

Stockholders with 5% Beneficial Ownership

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Motek 7 SQL LLC (10) 19101 Mystic Pointe Drive Apt. 2808 Aventura, FL 33180	7,771,566	14.55%

David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 (11) 99 Coast Boulevard, Unit 21 DE LaJolla, CA 92037	3,718,365	6.69%

Pitch Energy Corporation (12) P.O. Box 400 Ruidoso, NM 88355	3,666,667	6.86%

Mr. Steven Siegelaub (13) 2801 N. University Dr. Suite 301 Coral Springs, FL 33065	4,677,875	8.62%

* Less than 1%

(1)	Applicable percentages are based on 53,414,901 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. Shares of Series A Preferred Stock are convertible, at any time at the holder’s election, into an equal number of shares of Common Stock.
(2)	Mr. Rani Kohen beneficially owns these 9,003,969 shares of Common Stock as Manager of KRNB Holdings LLC, which includes (i) 8,003,969 shares of Common Stock held by KRNB Holdings LLC and (ii) 1,000,000 shares of Common Stock issuable upon exercise of options issued under the Incentive Plan and held by KRNB Holdings LLC.
(3)	Mr. Phillips Peter beneficially owns 500,000 shares of Common Stock, including (i) 200,000 shares of Common Stock, and (ii) 300,000 shares of Common Stock issuable upon exercise of options held by Mr. Peter.
(4)	Mr. Thomas Ridge beneficially owns 1,025,000 shares of Common Stock, including (i) 675,000 shares of Common Stock, (ii) 100,000 shares of Common Stock issuable upon exercise of options held by Mr. Thomas Ridge, (iii) 50,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Notes Offering and (iv) 200,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.
(5)	Mr. Dov Shiff beneficially owns 14,964,618 shares of Common Stock, including (i) 10,674,618 shares of Common Stock, (ii) 1,690,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Notes Offering, and (iii) 2,600,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.
(6)	Mr. Leonard J. Sokolow beneficially owns 262,000 shares of Common Stock, including (i) 62,000 shares of Common Stock, (ii) 50,000 shares of Common Stock obtained pursuant to the Second 2015 Stock Offering, and (iii) 150,000 shares of Common Stock issuable upon the exercise of Director Options.
(7)	Mr. John P. Campi beneficially owns 1,170,000 shares of Common Stock, including (i) 870,000 shares of Common Stock issued pursuant to the Campi Agreement, (ii) 250,000 shares of Common Stock obtained pursuant to the First 2015 Stock Offering, and (iii) 50,000 shares of Common Stock obtained pursuant to the Second 2015 Stock Offering.
(8)	Mr. Mark J. Wells beneficially owns 1,120,000 shares of Common Stock, including (i) 100,000 shares of Common Stock obtained pursuant to that certain consultant agreement between Mr. Wells and the Company, dated June 1, 2015, (ii) 270,000 shares of Common Stock purchased by Mr. Wells pursuant to the Wells Agreement, and (iii) 750,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Wells Agreement.
(9)	Ms. Patricia Barron beneficially owns 700,000 shares of Common Stock, including (i) 100,000 shares of Common Stock, (ii) 600,000 shares of Common Stock issuable upon the exercise of options issued under the Incentive Plan.
(10)	Mr. Hillel Bronstein beneficially owns these shares of Common Stock as Manager of Motek 7 SQL LLC.
(11)	The David S. Nagelberg 2003 Revocable Trust DTD 7/2/03 beneficially owns 3,718,365 shares of Common Stock, including (i) 1,518,365 shares of Common Stock, (ii) 200,000 shares of Common Stock issuable upon exercise of 2017 Exchange Warrants, and (iii) 2,000,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.
(12)	Mr. Johnny Gray and Mr. T L Chandler, as Trustees of the J C Gray Trust and T L Chandler Trust, respectively, have joint voting and dispositive control over these shares of Common Stock, as such trusts are equal 50% shareholders of Pitch Energy Corporation.
(13)	Mr. Steven Siegelaub, in his personal capacity and as the Managing Member of 301 Office Ventures, LLC, Enterprise 2013, LLC, Investment 2013, LLC, and Safety Investors 2014, LLC beneficially owns 4,577,875 shares of Common Stock, including (i) 83,333 shares of Common Stock held by him and his wife personally; (ii) 875,000 shares of Common Stock owned by 301 Office Ventures, LLC; (iii) 762,254 shares of Common Stock beneficially owned by Enterprise 2013, LLC, consisting of (a) 577,046 shares of Common Stock and (b) 185,208 shares of Common Stock issuable upon exercise of warrants owned by Enterprise 2013, LLC; (iv) 1,189,972 shares of Common Stock beneficially owned by Investment 2013, LLC, consisting of (a) 219,303 shares of Common Stock, (b) 194,134 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Notes Offering, and (c) 776,535 shares of Common Stock issuable upon conversion of Series A Preferred Stock; (v) 1,667,316 shares of Common Stock beneficially owned by Safety Investors 2014, LLC, consisting of (a) 17,316 shares of Common Stock, (b) 650,000 shares of Common Stock issuable upon exercise of Warrants issued pursuant to the Notes Offering, and (c) 1,000,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock; and (vi) 100,000 shares of Common Stock issuable upon the exercise of options issued under the Incentive Plan and held by Mr. Siegelaub.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended December 31, 2017 and December 31, 2016, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, any of our directors or officers, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of Common Stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We are currently party to the Chairman’s Agreement with Mr. Rani Kohen, Executive Chairman and Chairman of the Company’s Board, pursuant to which we are required to pay cash compensation in the amount of $250,000 plus incentives, per year. During 2017 and 2016 we were a party to the Kohen Consulting Agreement with Mr. Kohen, pursuant to which we paid cash compensation in the amount of $315,989 and $220,257, respectively. The agreement(s) are more fully described in Item 11 of this report, in the subsection entitled “Narrative Disclosure to Summary Compensation and Option Tables”.

In February 2016, Mr. Dov Shiff, a member of our Board, loaned $500,000 to the Company pursuant to an unsecured promissory note. Subject to other customary terms, the note is payable on demand and accrues interest at a rate or 12% per annum. As of December 31, 2017, the outstanding balance under the note was $200,000.

Director Independence

We are not currently subject to any listing standards of any national exchange. However, were we to apply the standards of the New York Stock Exchange, Messrs. Kohen and Shiff would not be considered “independent” under such standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2017 and December 31, 2016 by our independent auditors, L&L CPAS, PA, f/k/a Bongiovanni& Associates, PA:

	2017	2016
Audit Fees	$37,000	$35,000
Audit-Related Fees	17,500	16,500
Tax Fees
Other Fees
Totals	$54,500	$51,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016

Audited Consolidated Statements of Operations for the Years ended December 31, 2017 and 2016

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017, and 2016

Audited Consolidated Statements of Cash Flows for the Years ended December 31, 2017 and 2016

Notes to Audited Financial Statements

(b) Exhibit Index

Exhibit No.	Description of Exhibit	Footnote
3.1	Articles of Incorporation of Registrant, as amended.	(11)
3.2	Certificate Of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock.	(9)
3.3	Bylaws of Registrant.	(2)
4.1	Form of Common Stock Certificate.	(2)
10.1	GE Trademark License Agreement, dated as of June 15, 2011, by and between GE Trademark Licensing, Inc. and SQL Lighting & Fans, LLC, as amended.	(2)
10.2	Office Lease dated October 24, 2014 between the Company and Highwoods DLF 98/29, LLC.	(3)
10.3	Forms of Security Purchase Agreement, Registration Rights Agreement, Note Subscription Agreement, Common Stock Purchase Warrant and Secured Convertible Promissory Note for the Notes Offering closed November 26, 2013.	(2)
10.4	Forms of Security Purchase Agreement, Registration Rights Agreement, Note Subscription Agreement, Common Stock Purchase Warrant and Secured Convertible Promissory Note for the Notes Offering closed May 8, 2014 and June 25, 2014.	(2)
10.5	Form of Amendment No. 1, dated August 15, 2016, to Secured Convertible Promissory Note.	(8)
10.6	Form of Securities Subscription Agreements for U.S. Persons and Non-US Persons used in the First 2015 Stock Offering.	(4)
10.7	Form of Securities Subscription Agreements for U.S. Persons and Non-US Persons used in the Second 2015 Stock Offering.	(4)
10.8	Form of Registration Rights Agreement used in the First and Second 2015 Stock Offerings.	(4)
10.9	Form of Securities Subscription Agreement and Common Stock Purchase Warrant used in the First 2016 Stock Sale.	(6)
10.10	Form of Securities Subscription Agreement, including the terms to issue Volume Warrants, and form of Common Stock Purchase Warrant used in the Second 2016 Stock Sale.	(7)
10.11	Form of Securities Subscription Agreement, including the terms to issue Volume Warrants, Form of Option Agreement, and form of Common Stock Purchase Warrant used in the Third 2016 Stock Sale.	(10)
10.12	The 2015 Stock Incentive Plan.*	(5)
10.13	Director Compensation Policy.	(4)
10.14	Executive Employment Agreement, dated July 1, 2016, between the Company and Patricia Barron.*	(10)
10.15	Executive Employment Agreement, dated August 17, 2016 between the Company and Mark J. Wells.*	(9)
10.16	Executive Employment Agreement, dated September 1, 2016 between the Company and John P. Campi.*	(9)
10.17	Chairman’s Agreement, dated September 1, 2016 between the Company and Rani Kohen.*	(9)
10.18	Form of Stock Option Agreement used in connection with the stock subscriptions dated February 21, 2017, March 24, 2017 and April 11, 2017.	(11)
10.19	Form of New Warrant utilized in the Warrant Exercise Exchange.	(12)
10.20	Form of Lock-Up Agreement utilized in the Warrant Exercise Exchange.	(12)
10.21	Form of Waiver of Registration Rights utilized in the Warrant Exercise Exchange.	(12)
21.1	List of Subsidiaries.	(6)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Annual Report on Form 10-K for the years ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations, (iii) the Audited Statements of Stockholders’ Equity (Deficit), (iv) the Audited Statements of Cash Flows, and (iv) the Notes to the Audited Financial Statements.	(1)

*       Indicates management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on August 1, 2014 and declared effective on October 22, 2014.

(3)	Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Registration Statement filed with the SEC on May 28, 2015.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on January 11, 2016 and declared effective on January 20, 2016.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By: /s/ John P. Campi

John P. Campi

Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Signatures	Title	Date

/s/ John P. Campi	Chief Executive Officer	April 2, 2018
John P. Campi

/s/ Rani Kohen	Executive Chairman, Director	April 2, 2018
Rani Kohen

/s/ Phillips Peter	Director	April 2, 2018
Phillips Peter

/s/ Tom Ridge	Director	April 2, 2018
Tom Ridge

/s/ Dov Shiff	Director	April 2, 2018
Dov Shiff

/s/ Leonard Sokolow	Director	April 2, 2018
Leonard Sokolow

FINANCIAL STATEMENTS

 SAFETY QUICK LIGHTING & FANS CORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SQL Technologies Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of SQL Technologies Corp. and Subsidiary (“the Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 2, 2018

SQL Technologies Corp. and Subsidiary

Consolidated Balance Sheets

(Audited)

	December 31, 2017	December 31, 2016
Assets

Current assets:
Cash	$4,877,720	$4,125,888
Accounts receivable	1,049,965	796,824
Inventory	2,352,573	2,401,048
Prepaid expenses	61,714	41,229
Total current assets	8,341,972	7,364,989

Furniture and Equipment - net	194,872	113,605
Patent - net	204,412	106,342
GE trademark license – net	1,640,466	4,675,585
Other assets	40,934	202,346
Total other assets	2,080,684	5,097,878

Total assets	$10,422,656	$12,462,867

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,364,446	$1,060,163
Convertible debt net of debt discount $-0- and		150,000
$-0- at December 31, 2017 and December 31, 2016 respectively
Convertible debt - related parties - net of debt discount $-0- and		50,000
$-0- at December 31, 2017 and December 31, 2016 respectively
Notes payable - current portion	70,222	3,225,961
Notes payable - related party	200,000	200,000
GE royalty obligation	10,760,566
Derivative liabilities	19,175,754	24,083,314
Other current liabilities	42,332	15,077
Total current liabilities	31,613,320	28,784,515

Long term liabilities:
Notes payable	3,456,732	73,598
GE royalty obligation		11,302,423
Total long-term liabilities	3,456,732	11,376,021

Total liabilities	35,070,052	40,160,536

Commitments and contingent liabilities:
Redeemable preferred stock - subject to redemption: $0 par value;
20,000,000 shares authorized; 13,456,936 and 13,056,932 shares issued and outstanding at December 31, 2017 and December 31, 2016
Respectively	45,753,569	44,393,569
Stockholders' deficit:
Common stock: $0 par value, 500,000,000 shares authorized;
and 53,174,901 shares issued and outstanding
at December 31, 2017 and December 31, 2016 respectively	17,581,387	12,294,391
Common stock to be issued	—	—
Additional paid-in capital	80,103,806	56,910,107
Subscription receivable		(78,000)
Accumulated deficit	(168,050,716)	(141,182,294)
Total Stockholders' deficit	(70,365,523)	(72,055,796)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(70,400,965)	(72,091,238)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$10,422,656	$12,462,867

        The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,

(Audited)

	2017	2016
Sales	$7,700,948	$7,014,978

Cost of sales	(6,379,728)	(6,136,395)

Gross profit	1,321,220	878,583

Selling, general and administrative expenses	5,126,302	4,383,751
Depreciation and amortization	2,497,408	2,482,604
Loss on impairment	600,000
Total operating expenses	8,223,710	6,866,355
Loss from operations	(6,902,490)	(5,987,772)

Other income (expense)
Interest expense	(294,735)	(980,867)
Derivative expenses		(9,678,390)
Change in fair value of embedded derivative liabilities	(14,413,192)	(43,634,482)
Loss on debt extinguishment	(1,260,000)	(41,129,336)
Warrants expenses	(1,869,358)	—
Options expenses	(2,003,593)	—
Gain on exchange	6,843	—
Other income	17,840	13,275

Gain on Debt Extinguishment		2,949,714
Total other income (expense) – net	(19,816,195)	(92,460,086)

Net loss including noncontrolling interest	(26,718,685)	(98,447,858)
Less: net loss attributable to noncontrolling interest
Net loss attributable to Safety Quick Lighting & Fans Corp.	$(26,718,685)	$(98,447,858)

Net loss per share - basic and diluted	(0.55)	$(2.60)

Weighted average number of common shares outstanding during the year-basic and diluted	48,943,041	37,916,952

        The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statement of Stockholders' Deficit

Years Ended December 31, 2017 and December 31, 2016

 (Audited)

	Common Stock, $0 Par Value			Subscription	Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	To Be Issued	Amount	Receivable	Capital	Deficit	Interest	Deficit

Balance, December 31, 2014	35,750,000	$13,812	$189,900	—	$6,282,814	$(15,813,260)	$(35,442)	$(9,362,177)

Common stock issued in exchange for interest due ($0.25/share)	1,718,585		429,646	—	—	—	—	429,646

Common stock issued per mutual release and waiver	250,000	111,188	62,500	—	—	—	—	173,688

Reclassification of derivative liability related to penalty and Interest					189,613			189,613

Common stock issued ($0.60/share), net of issuance cost	3,782,666		2,210,032	—	—	—	—	2,210,032

Common stock issued ($1.00/share), net of issuance cost	—	500,000	—	—	—	—	—	500,000

Net loss	—		—	—	—	(26,890,210)	—	(26,890,210)

Balance, December 31, 2015	41,501,251	625,000	2,892,078	—	6,472,427	(42,703,470)	(35,442)	(32,749,407)

Common stock issued in exchange for interest due	1,000,000	(625,000)	625,000	—	—	—	—	—

Common stock issued, net of issuance cost	3,155,000	—	7,538,000	(78,000)	—	—	—	7,460,000

Common stock issued for services rendered	265,000	—	769,000	—	—	—	—	769,000

Common stock issued pursuant to stock award	25,000	—	65,000	—	—	—	—	65,000

Pursuant Director Compensation Policy, appointment to Board and Chair of Audit Committee	62,000	—	62,000	—	—	—	—	62,000

Common stock issued in exchange for principal and interest due	790,092	—	197,524	—	—	—	—	197,524

Conversion of convertible notes to common stock	443,156	—	110,789	—	—	—	—	110,789

Reclassification of derivative liability related to convertible notes	—	—	—	—	45,161,472	—	—	45,161,472

Reclassification of derivative liability related to interest payable	—	—	—	—	4,798,750	—	—	4,798,750

Reclassification of derivative liability related to options	—	—	—	—	477,458	—	—	477,458

Dividends Paid	—	—	—	—	—	(30,966)	—	(30,966)

Net loss	—	—	—	—	—	(98,447,858)	—	(98,447,858)

Balance, December 31, 2016	47,276,499	—	12,294,391	(78,000)	56,910,107	(141,182,294)	(35,442)	(72,091,238)

Common stock issued for the cashless exercise of warrants	4,132,068	—	—	—	—	—	—	—
								—
Funds received for stock subscription	16,667	—	49,996	78,000	—	—	—	127,996
								—
Common stock issued, net of issuance cost	53,000	—	159,000	—	—	—	—	159,000
								—
Common stock issued for the exercise of warrants	1,666,667	—	5,000,000	—	—	—	—	5,000,000
								—
Reclassification of derivative liability related to warrants	—	—	—	—	13,229,681	—	—	13,229,681
								—
Warrants expense					1,869,358			1,869,358
Common stock issued for the exercise of options	30,000	—	78,000	—	—	—	—	78,000
								—
								—
Reclassification of derivative liability related to options	—	—	—	—	6,091,070	—	—	6,091,070
								—
Options expense					2,003,591			2,003,591
Dividends Paid	—	—	—	—	—	(149,737)	—	(149,737)
								—
								—
Net loss	—	—	—	—	—	(26,718,685)	—	(26,718,685)
Balance, December 31, 2017	53,174,900	—	$17,581,387	$—	$80,103,806	$168,050,716)	$(35,442)	$(70,400,965)

   The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,

(Audited)

	2017	2016
Cash flows from operating activities:
Net loss attributable to SQL Technologies Corp.	$(26,718,685)	$(98,447,858)
Net loss attributable to noncontrolling interest	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50,915	26,483
Amortization of debt issue costs	—	14,605
Amortization of debt discount	—	474,283
Amortization of patent	11,395	7,958
Amortization of GE trademark license	2,435,117	2,448,162
Loss on impairment	600,000
Change in fair value of derivative liabilities	14,413,192	43,634,481
Derivative expense		9,678,390
Loss on debt extinguishment	1,260,000	41,129,336
Warrants expenses	1,869,358
Options expenses	2,003,593
Loss (Gain) on debt forgiveness	—	(2,949,714)
Stock options issued for services - related parties	—	931,000
Change in operating assets and liabilities:
Accounts receivable	(253,141)	(562,515)
Prepaid expenses	(20,485)	(5,460)
Inventory	48,475	(2,137,177)
Deferred royalty	—	—
Royalty payable	(541,857)	(493,432)
Other	188,667	(167,356)
Deferred rent	—	—
Accounts payable & accrued expenses	304,283	252,367
Net cash used in operating activities	(4,349,173)	(6,166,446)

Cash flows from investing activities:
Purchase of property & equipment	(132,190)	(12,567)
Payment of patent costs	(109,463)	(31,127)
Net cash used in investing activities	(241,653)	(43,694)

Cash flows from financing activities:
Repayments of convertible notes	(200,000)	(4,314,233)
Reduction of Notes converted to Preferred Stock	100,000	3,264,233
Proceeds from note payable	2,381,132	5,293,016
Proceeds from note payable - related party	—	500,000
Stock issued in exchange for interest	—	158,312
Stock issued in exchange for principal	—	150,000
Dividends paid	(149,737)	(30,966)
Repayments of note payable	(2,153,737)	(2,295,202)
Repayments of note payable - related party	—	(300,000)
Proceeds from issuance of stock	5,365,000	7,460,000
Net cash provided by financing activities	5,342,658	9,885,160

(Decrease) cash and cash equivalents	751,832	3,675,020
Cash and cash equivalents at beginning of period	4,125,888	450,868
Cash and cash equivalents at end of period	$4,877,720	$4,125,888

Supplementary disclosure of non-cash financing activities:
Reclassification of derivative liability to additional paid-in-capital	$19,320,751	$50,437,681
Gain on debt extinguishment	$—	$2,949,714

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$294,735	$315,631

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

The Company currently markets consumer friendly, energy saving “plugin” ceiling fans and light fixtures under the General Electric Company (“GE” or “General Electric”) brand as well as “conventional” ceiling lights and fans carrying the GE brand. The Company also owns 98.8% of SQL Lighting& Fans LLC (the “Subsidiary”). The Subsidiary was formed in Florida on April 27, 2011 and is in the business of manufacturing the patented device that the Company owns. The Subsidiary had no activity during the periods presented.

The Company’s fiscal year end is December 31.

Note 2 Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

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

Non-controlling Interest

In May 2012, in connection with the sale of the Company’s membership units in the Subsidiary, the Company’s ownership percentage in the Subsidiary decreased from 98.8% to 94.35%. The Company then reacquired these membership units in September 2013, increasing the ownership percentage from 94.35% back to 98.8%. During year ended 2017 and 2016, there was no activity in the Subsidiary.

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

The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $4,877,720 and $4,125,888 in money market as of December 31, 2017, and December 31, 2016, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $4,377,720 at December 31, 2017.

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

The Company’s net balance of accounts receivable for years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Accounts Receivable	$1,049,965	$796,824
Allowance for Doubtful Accounts		—
Net Accounts Receivable	$1,049,965	$796,824

All amounts are deemed collectible at December 31, 2017 and December 31, 2016 and accordingly, the Company has not incurred any bad debt expense at December 31, 2017 and December 31, 2016.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

At December 31, 2017 and December 31, 2016, the Company had $2,352,573 and $2,401,048 in inventory, respectively. The inventory at December 31, 2017 consisted of $ 1,891,934 of Finished Goods and $465,539 in Component Parts. The December 31, 2016 inventory consisted entirely of Finished Goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2017, and December 31, 2016, the Company has determined that no allowance is required.

Valuation of Long-lived Assets and Identifiable Intangible Assets

The Company reviews for impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value. The Company determined an impairment adjustment of $600,000 was necessary for the year ended 2017.

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

The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company also capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased, and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and an unfavorable outcome of litigation could result in a material impairment charge up to the carrying value of these assets.

GE Trademark Licensing Agreement

The Company entered into a Trademark License Agreement with General Electric on June 15, 2011 (the “License Agreement”) allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric (the “GE Trademark License”). As described further in Note 5 to these financial statements, the Company and General Electric amended the License Agreement in August 2014. As a result of that amendment, the Company is required to pay a minimum trademark licensing fee (the “Royalty Obligation”) to General Electric of $12,000,000. The repayment schedule is based on a percent of sales, with any unpaid balance due in November 2018. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the Licensing Agreement and will amortize it over the life of the License Agreement, which is 60 months. The Company determined an impairment adjustment of $600,000 was necessary for the year ended 2017.

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

The Company changed its method to estimate the valuation of valuation for fair market values of derivatives in 2017 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used under SFAS 123 and are reflected on our condensed consolidated statement of operations as other (income) expense at each reporting period. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security. The change in valuation methodology for accounting estimates had no material impact on the Company’s previous calculations.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company has reserved for issuance 26,751,860 shares of Common stock associated with conversion features on Series A Preferred Stock, warrants and options. These shares have been reserved for issuance by the Company’s stock transfer agent, and accordingly, no derivative liability has been calculated on these shares.

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

Stock Based Compensation – Employees

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The fair value of share options and similar instruments is estimated on the date of grant using a lattice-binomial option pricing valuation model. The ranges of assumptions for inputs are as follows:

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

The fair value of share options and similar instruments is estimated on the date of grant using a lattice-binomial option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

Sales are recognized at the time title transfers to the customer, generally upon shipment and when all the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends.

On January 1, 2017, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The adoption has had an immaterial impact to our comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

A majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facilities and from our third-party logistics facility.

Cost of Sales

Cost of sales represents costs directly related to produce, acquire and source inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include costs of purchased products, inbound freight, custom duties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses include costs incurred in the selling of merchandise. General and administrative expenses include costs incurred in the administration or general operations of the business. Selling, general and administrative expenses include employee and related costs, marketing, professional fees, distribution , warehouse costs, and other related selling costs.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the years ended December 31, 2017 and 2016, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following common stock equivalents at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Convertible Debt (Exercise price - $0.25/share)	—	800,000
Stock Warrants (Exercise price - $0.375 - $3.00/share)	8,419,924	13,555,651
Stock Options (Exercise price $0.375 - $4.00/share)	4,875,000	1,350,000
Total	13,294,924	15,705,651

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2017 and 2016

Related Parties

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

On January 1, 2017 We adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

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

In March 2016, the FASB issued an accounting standard update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangements. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued an accounting standard update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Note 3 Furniture and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2017	2016
Machinery and Equipment	$31,456	$31,456
Computer Equipment	6,846	6,846
Furniture and Fixtures	36,059	36,059
Tooling and Production	207,016	105,379
Leasehold Improvements	30,553	—
Total	311,930	179,740
Less: Accumulated Depreciation	(117,058)	(66,135)
Property and Equipment net	$194,872	$113,605

Depreciation expense amounted to $50,915 and $26,483 for the years ended December 31, 2017 and 2016, respectively.

Note 4 Intangible Assets

Intangible assets (patents) consisted of the following:

	December 31, 2017	December 31, 2016

Patents	$244,382	$134,917
Less: Impairment Charges	—	—
Less: Accumulated Amortization	(39,970)	(28,575)
Patents - net	$204,412	$106,342

Amortization expense on intangible assets was $11,395 and $7,958 for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the estimated amortization of intangible assets for the next five years and thereafter was as follows:

Year Ending December 31
2018	$16,276
2019	16,276
2020	16,276
2021	16,276
2022	16,276
2023 and Thereafter	123,034
$204,412

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5 GE Trademark License Agreement

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	December 31, 2017	December 31, 2016
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment Charges	(600,000)	—
Less: Accumulated Amortization	(9,759,534)	(7,324,415)
GE trademark license – net	$1,640,466	$4,675,585

Amortization expense associated with the GE Trademark License amounted to $2,435,117 and $2,448,161 for the years ended December 31, 2017 and 2016, respectively. The Company determined an impairment adjustment of $600,000 was necessary for the year ended 2017.

At December 31, 2017, future amortization of intangible assets is as follows for the remaining:

Year Ending December 31
2018	$1,640,466
Thereafter
$1,640,466

Note 6 Deferred Lease Credits

Cash or rent abatements received upon entering certain office leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion is included in Deferred Lease Credits, which are included in other current liabilities. As of December 31, 2017, and December 31, 2016 the deferred credits were $42,332 and $13,034 respectively. Deferred Rent amortization was $ 29,297 and $(11,987) for the years ended December 31, 2017 and 2016, respectively.

Note 7 Notes Payable

At December 31, 2017 and December 31, 2016, the Company had a note payable to a bank in the amount of $70,222 and $186,823, respectively. The note bears interest at prime plus 1.5%, which was 6% as of December 31, 2017, and matures on August 28, 2018. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company.

On April 13, 2016, the Company entered into a Line of Credit Promissory Note with a third party (the “Line of Credit”), as amended and extended, in the principal sum of up to ten million U.S. Dollars (US $10,000,000) to support purchase orders, inventory and general working capital needs. The Company may draw and/or repay this Line of Credit from time to time until the maturity hereof. The Note provides for monthly payments of interest at nine percent (9%) per annum on outstanding principal and matures on January 10, 2019, at which time the full principal amount and accrued but unpaid interest become due.

The Line of Credit note is secured by the assets of the Company. As of December 31, 2017, and December 31, 2016, the outstanding balance on this note was $3,456,732 and $3,112,737, respectively.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12%. As of December 31, 2017, the outstanding balance is $200,000.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 months
2018	$270,222
2019	3,456,732
$3,726.954

Note 8 Convertible Debt Net

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 8.

	Third Party	Related Party	Totals
Balance December 31, 2015	$3,989,950	$50,000	$4,039,950
Add: Amortization of Debt Discount	474,283	0	474,283
Less Repayments/Conversions	(4,314,233)	—	—
Balance December 31, 2016	150,000	50,000	200,000
Add: Amortization of Debt Discount	—	—	—
Less Repayments/Conversions	(150,000)	(50,000)	(200,000)
Balance December 31, 2017	$—	$—	$—

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

Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase the Company’s common stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). Investors of the 12% Notes received Warrants with 25% coverage based on a predetermined valuation of the Company. Investors of the 15% Notes received Warrants with 15% coverage based on the predetermined valuation of the Company. Investors with a principal investment amount equal to or greater than $250,000 received Warrants with a bonus 40% coverage (“Bonus Coverage”) ; however, if an Investor previously invested $250,000 or more in the Notes Offering, such Investor received Bonus Coverage if such Investor subsequently invested $100,000 or more in the Notes Offering. In addition to the terms customarily included in such instruments, the Warrants may be exercised by the Investors by providing to the Company a notice of exercise, payment and surrender of the Warrant.

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

Prior to the August 2016 Election, several Investors had previously elected to receive payment in cash or convert their Notes into shares of the Company’s common stock, but most Notes remained outstanding.

At December 31, 2017, one Investor redeemed $50,000 in principal balance of one Note and one Investor was issued 200,000 shares of Preferred Stock in connection with its August 2016 Election. Pursuant to the August 2016 Elections received and effective as of August 15, 2016, through September 30, 2017 the Company redeemed or issued shares of the Company’s common stock or Preferred Stock, as applicable, in exchange for the principal balance of the Notes, as follows: (i) the payment of, in the aggregate, $50,000 in principal balance of one Note; (ii) the issuance of 240,000 shares of the Company’s common stock, representing $60,000 in outstanding Note principal balance; and (iii) the issuance of 13,456,936 shares of Preferred Stock, representing $3,364,234 in outstanding Note principal balance.

At December 31, 2017, all Notes have either been re-paid in cash, separate debt obligation or by conversion, and all such Notes have been terminated. All issuances of capital stock in the August 2016 Election were made only for principal balances due under the Notes, and all interest was paid directly to the Investors.

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

Each holder electing the Preferred Option was required to enter into an amendment to its Note, providing that the Note will be convertible into the Preferred Stock rather than the Company’s common stock, and to thereafter elect to convert their Note, as amended, into Preferred Stock. In addition, each holder entered into a lockup agreement, whereby the holder agreed not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of the Company’s common stock it then holds, (ii) the shares of Preferred Stock obtained upon conversion of its Note, and (iii) the shares of the Company’s common stock underlying the Preferred Stock, for a period of twelve (12) months following the date of such agreement. The Note amendments, conversion to Preferred Stock and lockup agreement have been entered into on August 15, 2016. The Note amendments were approved by a majority of the holders of the then outstanding Notes. See above for more details related to the results of that offering.

Note 9 Derivative Liabilities

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	December 31, 2017	December 31, 2016
Balance Beginning of period	$24,083,314	$24,157,838
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(13,229,681)	—
Extinguishment of Derivative Liability - Conversion of Interest to Shares	—	—
Fair value mark to market adjustment - stock options	2,036,621	(268,098)
Fair value at the commitment date for options granted		4,625,002
Fair value mark to market adjustment - convertible debt	—	34,088,543
Fair value mark to market adjustment – warrants	12,376,571	6,264,132
Fair value at commitment date for warrants issued		5,053,387
Debt settlement on the derivative liability associated with interest	—	3,549,904
Reclassification of derivative liability to Additional Paid in Capital due to share reservation	(6,091,070)	(50,437,681)
Gain on debt settlement	—	(2,949,714)

Balance at end of period	$19,175,754	$24,083,314

The Company reclassified $13,229,681 to additional paid in capital. The reclassification is mainly due to the share reservation in transfer agent for options, warrants and conversion of convertible notes. The Company recorded a change in the value of embedded derivative liabilities income/(expense) $(14,413,192) and $(43,634,482) for the years ended December 31, 2017 and 2016, respectively.

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	0.90 – 9.56 years	1.16 – 9.56 years
Risk Free Interest Rate	0.76%-2.40%	1.47%-2.33%

For the year ended December 31, 2017, the Company and the third-party investors agreed to convert their warrants to the Company's common shares in cashless basis. The Company recognizes the warrant expense of $1,869,358. The fair value of stock warrant is estimated using the Binomial valuation method and based on the information as of the conversion date: exercise price of $3.30, volatility of 150.0%, steps of 20.29 and risk-free rate of 1.98%.

For the year ended December 31, 2017, the Company recognizes the option expense of $2,003,593. The fair value of stock option is estimated using the Binomial valuation method and based on the price of the date granted: exercise price of $4.00, volatility of 150.0%, steps of 37.78 and risk-free rate of 2.40%.

Note 10 Debt Discount

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining fair value of the derivative liability, as it exceeded the gross proceeds of the note.

Accumulated amortization of debt discount amounted to -0- as of December 31, 2017 and $4,402,773 for the year ended December 31, 2016.

The Company recorded a change in the value of embedded derivative liabilities income/(expense) of ($14,413,192) and ($43,634,482) for the years ended December 31, 2017 and 2016, respectively.

The Company recorded derivative expense of ($0) and ($9,678,390) for the years ended December 31, 2017 and 2016, respectively.

The Company recorded loss on disposition of debt as a result of conversion to Common Stock and Preferred Stock of ($1,260,000) for the year ended 2017. The loss was a result of the conversion value of the shares received exceeded the face value of the note.

Note 11 Debt Issue Costs

	December 31,	December 31,
	2017	2016
Debt Issuance Costs	$0	$316,797
Total	0	316,797
Less: Accumulated Amortization	0	(316,797)
Debt Issuance Costs	$—	$—

The Company recorded amortization expense of $-0- and $14,605 for the years ended December 31, 2017 and 2016, respectively.

Note 12 GE Royalty Obligation

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable; however, none were applicable as of December 31, 2017, and December 31, 2016.

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

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $541,858 and $489,108 for the years ended December 31, 2017 and 2016, respectively.

The License Agreement obligation will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 $50,000,000		7%
$50,000,001 $100,000,000		6%
$100,000,000+		5%

As of December 31, 2017, and December 31, 2016 the outstanding balance was $10,760.566 and $11,302,423, respectively.

Note 13 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2017, the Company has a net operating loss carryforward of approximately $22,281,117 available to offset future taxable income indefinitely. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2017, and 2016.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2017 and December 31, 2016 are approximately as follows:

	December 31, 2017	December 31, 2016
Net operating loss carryforward	$(22,281,117)	$(15,512,000)
Gross Deferred Tax Assets	5,904,496	6,64,000
Less Valuation Allowance	(5,904,496)	(6,264,000)
Total Deferred Tax Assets – Net	$—	$—

There was no income tax expense for the years ended December 31, 2017 and 2016 due to the Company’s net losses

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2017 and December 31, 2016 (computed by applying the Federal Corporate tax rate of 35% to loss before taxes and 5.5% for Florida State Corporate Taxes, are approximately as follows:

	December 31, 2017	December 31, 2016
Computed "expected" tax expense (benefit) – Federal	$(4,868,395)	$(34,457,000)
Computed "expected" tax expense (benefit) - State	(1,275,056)	(5,415,000)
Derivative expense	774,346	3,920,000
Change in Fair Value of Embedded Derivative	3,401,139	17,672,000
Loss/(Gain) on Debt Extinguishment	333,900	16,657,000
Change in valuation allowance	1,634,066	1,623,000
	$—	$—

Note 14 Stockholders Deficit

(A) Common Stock

For years ended December 31, 2017 and years ended December 31, 2016, the Company issued the following common stock:

Transaction Type		Quantity (shares)	Valuation ($)	Range of Value Per Share

2016 Equity Transactions
Common Stock issued Board of Directors Compensation	(1)	62,000	$42,000	0.60-1.00

Common stock issued per Agreement and Waiver and Agreement to Convert	(2)	1,790,092	822,524	0.25-.625

Common Stock Offering	(3)	3,155,000	7,538,000	1.00-2.70

Common Stock Award	(4)	25,000	15,000	0.60

Common Stock Issued for Services	(5)	300,000	136,250	0.25-1.00

Common Stock Issued for Conversion of Debt	(6)	443,156	110,789	0.25

Total 2016 Equity Transactions		5,775,248	$8,664,563	0.25-2.65

2017 Equity Transactions
Common Stock Offering	(7)	69,667	$209,000	3.00

Common Stock Issued per Exercise of Warrants	(8)	1,666,667	5,000,000	3.00

Common Stock Issued per Exercise of Options	(9)	30,000	78,000	2.60

Common Stock Issued for the cashless exercise of warrants	(10)	4,132,068	0	0.0

Total 2017 Equity Transactions		5,898,402	$5,287,000	$2.60-3.00

The following is a more detailed description of the Company’s stock issuance from the table above:

(1)	Shares Issued to Board of Directors

The Company appointed a new director in November 2015. Pursuant to the Company’s Director Compensation Policy (the “Director Compensation Policy ”), the Company issued the director 50,000 shares of the its common stock valued at $0.60 per share in connection with the director’s appointment. The stock award was granted on November 15, 2015, but the shares were not issued by the Company until February 2016. In January 2016, this director agreed to serve as the Company’s Audit Committee Chair, and the Company issued the director 12,000 shares of the its common stock valued at $1.00 per share as compensation for the additional responsibilities, pursuant to the Director Compensation Policy.

(2)	Shares Issued in Connection with the Notes or Agreements to Convert

In connection with the Agreement and Waiver and Agreement to Convert, as of the twelve-months ended December 31, 2016, the Company issued an additional 2,343,191 shares of its common stock as payment for Additional Interest, Interest Due, Filing Default Damages and Effectiveness Default Damages , representing payment to Investors of $1,210,798. Of this amount, $625,000 represents prior year stock awards/grants that were not issued until 2016.

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

(10)	Common Stock Issued for the cashless Exercise of Warrants

In November 2017, the Company issued 4,132,068 shares of its common stock upon exercise of warrants, and it was cashless exercise.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock Activity

Transaction Type	Quantity	Valuation	Range of Value per Share

2016 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	13,056,936	$44,393,569	$3.40

Total 2016 Preferred Stock Transactions	13,056,936	$44,393,569	$3.40

2017 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	400,000	$1,360,000	$3.40

Total 2017 Preferred Stock Transactions	400,000	$1,360,000	3.40

In accordance with the August 2016 Elections (see Note 8(B)), the Company has issued 13,456,932 shares of 6% Preferred Stock in exchange for Notes having a principal balance of $3,364,234. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of the Company’s common stock. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The stock was valued based upon the value of shares of the Company’s common stock publicly traded nearest the conversion date. During the year ended December 31, 2017 the Company paid dividends in the amount of $149,737 to the Preferred Stock shareholders.

Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,932 and 13,056,932 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively

(C) Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance, December 31, 2015	200,000	$0.375	2.68	$525,000
Exercised	—	—	—	—
Granted	1,150,000	0.835	8.88	2,490,000
Forfeited/Cancelled	—	—	—	—
Balance, December 31, 2016	1,350,000	$0.767	7.81	$3,015,000
Exercised	(30,000)	2.60	—	(78,000)
Granted	3,555,000	1.307	7.47	6,230,250
Forfeited/Cancelled	—	—	—	—
Balance, December 31, 2017	4,875,000	$1.150	7.40	$9,167,250

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

During the year ended December 31, 2017, options to purchase up to 2,710,000 shares of our common stock were issued in lieu of services to non-employees, in connection with our Incentive Plan. These options are for ten years, have an average vesting period between zero and three years, and have strike prices ranging between $0.60 and $4.00. These options were issued in connection with grants that were made on November 15, 2015 and April 19, 2017. For the year ended December 31, 2017, the Company recognized an option expense of $2,003,591 (See Note 9).

(D) Warrants Issued

The following is a summary of the Company’s stock option activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	9,728,984	$0.289	1.5
Issued	3,826,667	3.28	1.6
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2016	13,555,651	$0.72	1.5

Issued	898,040	3.31	4.63
Exercised	(6,033,767)	(3.00)	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2017	8,419,924	$1.64	2.42

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

During 2017, the Company issued warrants to twenty-four (24) different groups totaling 898,040. These warrants had lives ranging from three to five years at strike prices between $3.30 and $3.50 per share. For the year ended December 31, 2017, the Company recognized warrant expense of $1,869,358 (See Note 9).

In March 2017, 1,666,667 warrants were exercised at $3.00 per share.

In May 2017, 60,000 warrants were issued at price between $3.00 and $3.50 per share contingent on the date of exercise .

In October 2017, 4,367,100 warrants were cashless exercised.

In October 2017, 838,040 warrants were issued at $3.30 per share contingent on the date of exercise.

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

Note 15 Commitments

(A)	Operating Lease

On September 20, 2017, the Company entered into an operating lease for its Georgia location. The new lease commenced on July 1, 2017 and expires on September 30, 2020. We recognize rent expense under such arrangements on a straight-line basis.

On September 27, 2017 the Company entered into two separate residential leases near the Florida office for two of its employees. The term for each lease is 12 months and, each lease carries a rent of $2,000 per month. The collective rent payment are $4,000 per months and will reduce travel costs for the Company.

The minimum rent obligations are approximately as follows:

Minimum
Year	Obligation
2018	$110,180
2019	78,467
2020	60,320
0
$248,967

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

On September 1, 2016, the Company entered into a new employment agreement with its Chief Executive Officer (the “Campi Agreement”). The Campi Agreement provides for a base salary of $150,000; 120,000 shares of The Company’s common stock in a “Sign on Bonus” which will vest December 31, 2017; 0.25% of annual net sales, paid in cash on an quarterly basis, and 3% of annual adjusted gross income in cash compensation and 0.50% of quarterly net income in options, the strike price to be determined at the time of grant. Such options will expire 5 years after issuance.

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

For the years ended December 31, 2017 and December 31, 2016 Mr. Campi earned approximately $171,966 and $137,853, respectively, under the Campi Agreement associated with performance pay, as noted above.

(C)	Chairman Agreement

On November 25, 2013, we entered into a Consulting Agreement with our founder and the Chairman or our Board, Rani Kohen (the “Kohen Consulting Agreement”). The term of the Consulting Agreement was for three (3) years, beginning on December 1, 2013. Subject to the customary terms and conditions of such agreements, the Consulting Agreement provided that Mr. Kohen would receive an annual consulting fee of $150,000, incentive compensation in the form cash, stock and/or options (i) equal to one-half a one percent (0.50%) of annual net revenue, paid in cash on a quarterly basis.; and (ii) to be determined by our Board on a project-by-project basis.

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

For the years ended December 31, 2017 and December 31, 2016 Mr. Kohen earned approximately $315,989 and $220,257, respectively, under this and the agreement associated with performance pay as noted above.

(D)	Employee Agreement - President

Effective August 17, 2016, the Company entered into an Executive Employment Agreement with Mr. Wells (the “Wells Agreement”), to serve as the Company’s President. The Wells Agreement provides that Mr. Wells will serve for an initial term of three years, which may be renewed by the mutual agreement of Mr. Wells and the Company. Subject to other customary terms and conditions of such agreements, the Wells Agreement provides that Mr. Wells will receive (i) a base salary of $250,000 per year, which may be adjusted each year at the discretion of the Board; (ii) 1,025,000 shares of Common Stock, which shall vest on January 1, 2019 (the “Wells Compensation Shares”); (iii) a sign-on bonus of 120,000 shares of Common Stock, with shall vest in its entirety to Mr. Wells on January 1, 2018; and (iv) incentive compensation equal to one quarter of one percent (0.25%) of the Company’s net revenue, paid in cash on an quarterly basis.

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

For the years ended December 31, 2017 and December 31, 2016 Mr. Wells earned approximately $275,559 and $80,763, respectively, under this and the agreement associated with performance pay as noted above.

(D)	Employment Agreement – Chief Operating Officer

Ms. Barron entered into a three-year Executive Employment Agreement, effective as of September 1, 2016 (the “Barron Agreement”). Under the terms of the Barron Agreement, Ms. Barron will receive (i) an annual salary of $120,000, and (ii) incentive compensation equal to one-quarter of one percent (0.25%) of net revenue, paid in cash on a quarterly basis. In addition, The Board granted Ms. Barron (a) options to purchase up to 200,000 shares of Common Stock at $0.60 per share, which vested on November 15, 2015; (b) options to purchase up to 150,000 shares of Common Stock at $1.20, which vested on November 15, 2016; and (c) options to purchase up to 150,000 shares of Common Stock at $1.80, which will vest on November 15, 2017.

For the years ended December 31, 2017 and December 31, 2016 Ms. Barron’s earned approximately $142,927 and $141,018, respectively, under this and the agreement associated with performance pay as noted above.

Note 15 Subsequent Events

On January 31, 2018, the Company entered into an agreement to extend the Line of Credit through January 10, 2019.

On March 23, 2018, the Company issued 120,000 shares of Common Stock to Mr. Campi, which vested on December 31, 2017, pursuant to the Campi Agreement

On March 23, 2018, the Company issued 120,000 shares of Common Stock to Mr. Wells, which vested on January 1, 2018, pursuant to the Wells Agreement.

