Form 10-Q
period 2018-03-31
SQL Technologies Corp.
filed 2018-05-15
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As May 11, 2018, the issuer had 53,414,901 shares of common stock, no par value per share (“Common Stock”), issued and outstanding and 13,456,936 shares of Series A Convertible Preferred Stock, no par value per share (“Series A Preferred Stock”), issued and outstanding.

Unless we have indicated otherwise, or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SQL TECHNOLOGIES CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2018	(Audited) December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$4,759,862	$4,877,720
Accounts receivable	1,816,372	1,049,965
Inventory	2,265,527	2,352,573
Prepaid expenses	42,777	61,714
Total current assets	8,884,538	8,341,972

Furniture and equipment, net	177,167	194,872
Patent, net	225,052	204,412
GE trademark license, net	1,193,066	1,640,466
Other assets	40,935	40,934
Total other assets	1,636,220	2,080,684

Total assets	$10,520,758	$10,422,656

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$2,180,256	$1,364,446
Notes payable, current portion	3,962,724	70,222
Notes payable, related party	200,000	200,000
GE royalty obligation	10,581,728	10,760,566
Derivative liabilities	18,931,239	19,175,754
Other current liabilities	39,262	42,332
Total current liabilities	35,895,209	31,613,320

Long term liabilities:
Notes payable	—	3,456,732
Total long-term liabilities	—	3,456,732

Total liabilities	35,895,209	35,070,052

Commitments and contingent liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,936 and 13,056,932 shares issued and outstanding at March 31, 2018 and December 31, 2017, Respectively	45,753,569	45,753,569

Stockholders’ deficit:
Common stock: $0 par value, 500,000,000 shares authorized;
54,414,900 and 53,174,900 shares issued and outstanding
at March 31, 2018 and December 31, 2017 respectively	18,301,387	17,581,387
Additional paid-in capital	80,284,874	80,103,806
Accumulated deficit	(169,678,839)	(168,050,716)
Total Stockholders’ deficit	(71,092,578)	(70,365,523)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(71,128,020)	(70,400,965)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$10,520,758	$10,422,656

      The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL TECHNOLOGIES CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31,

(Unaudited)

	2018	2017
Sales	$3,138,060	$2,613,816

Cost of sales	(2,429,301)	(2,004,841)

Gross profit	708,759	608,975

Selling, general and administrative expenses	2,004,629	1,148,660
Depreciation and amortization	469,593	610,831
Total operating expenses	2,474,222	1,759,491
Loss from operations	(1,765,463)	(1,150,516)

Other income (expense)
Interest expense	(83,569)	(58,000)
Derivative expenses		(2,061,159)
Change in fair value of embedded derivative liabilities	244,515	(13,517,422)
Loss on debt extinguishment		(630,000)
Gain on exchange	4,571	—
Other income	4,375	4,412
Total other income (expense), net	(169,892)	(16,262,169)

Net loss including noncontrolling interest	(1,595,571)	(17,412,685)
Less: net loss attributable to noncontrolling interest
Net loss attributable to SQL Technologies Corp.	$(1,595,571)	$(17,412,685)

Net loss per share - basic and diluted	$(.031)	$(.45)

Weighted average number of common shares outstanding during the year-basic and diluted	53,196,234	38,462,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL TECHNOLOGIES CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE-MONTHS ENDED MARCH 31,

(UNAUDITED)

	2018	2017
Cash flows from operating activities:
Net loss attributable to SQL Technologies Corp.	$(1,595,571)	$(17,412,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,705	6,547
Amortization of patent	4,488	2,277
Amortization of GE trademark license	447,400	602,007
Change in fair value of derivative liabilities	(244,515)	13,517,422
Derivative expense		2,061,159
Loss on debt extinguishment		630,000
Stock compensation, related parties	720,000
Stock options issued for services, related parties	181,068
Change in operating assets and liabilities:
Accounts receivable	(766,407)	(926,469)
Prepaid expenses	18,937	(15,077)
Inventory	87,046	90,955
Royalty payable	(178,838)	(177,239)
Other	(3,070)	(138,172)
Accounts payable & accrued expenses	815,810	865,421
Net cash used in operating activities	(495,947)	(893,854)

Cash flows from investing activities:
Payment of patent costs	(25,128)	(30,295)
Net cash used in investing activities	(25,128)	(30,295)

Cash flows from financing activities:
Repayments of convertible notes		(100,000)
Payments of contingent consideration		50,000
Proceeds from note payable	435,770	269,448
Dividends paid	(32,552)	(48,114)
Repayments of note payable		(867,864)
Proceeds from the exercise of warrants		5,000,000
Proceeds from issuance of stock		237,000
Net cash provided by financing activities	403,218	4,540,470

Increase (Decrease) cash and cash equivalents	(117,858)	3,616,321
Cash and cash equivalents at beginning of period	4,877,720	4,125,888
Cash and cash equivalents at end of period	$4,759,862	$7,742,210

Supplementary disclosure of non-cash financing activities:
Reclassification of derivative liability to additional paid-in-capital	$—	$969,967

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$83,569	$79,552

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $4,759,864 and $4,877,720 in money market as of March 31, 2018, and December 31, 2017, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $4,259,894 at March 31, 2018.

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

The Company’s net balance of accounts receivable at March 31, 2018 and December 31, 2017:

	(Unaudited) March 31, 2018	(Audited) December 31, 2017

Accounts Receivable	$1,816,372	$1,049,965
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$1,816,372	$1,049,965

All amounts are deemed collectible at March 31, 2018 and December 31, 2017 and accordingly, the Company has not incurred any bad debt expense at March 31, 2018 and December 31, 2017.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	(Unaudited) March 31, 2018	(Audited) December 31, 2017

Inventory finished goods	$1,611,644	$1,887,034
Inventory, components parts	653,883	465,539
Total inventory	$2,265,527	$2,352,573

The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2018, and December 31, 2017, the Company has determined that no allowance is required.

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

Intangible Asset Patent

The Company developed various patents for an installation device used in light fixtures and ceiling fans. Costs incurred for submitting the applications to the United States Patent and Trademark Office for these patents have been capitalized. Patent costs are being amortized using the straight-line method over the related 15-year lives. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office.

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

Shipping and Handling Cost

Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses.

Selling, general and administrative expenses include employee and related costs, stock compensation, marketing, professional fees, distribution, warehouse costs, and other related selling costs. Stock compensation expense consists of non-cash charges resulting from the issuance of stock units and stock options. Selling expenses include costs incurred in the selling of merchandise. General and administrative expenses include costs incurred in the administration or general operations of the business.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three-months ended March 31, 2018 and 2017, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following Common Stock equivalents at March 31, 2018 and December 31, 2017:

	(Unaudited) March 31, 2018	(Audited) December 31, 2017
Stock Warrants (Exercise price - $0.375 - $3.00/share)	8,419,924	8,419,924
Stock Options (Exercise price $0.375 - $4.00/share)	4,875,000	4,875,000
Total	13,294,924	13,294,924

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

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. We are currently evaluating the impact of adopting this guidance. We do not expect adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company will adopt ASU 2016-18 in its first quarter of 2019. We do not expect adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued an accounting standard update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements. Based on the lease portfolio as of March 31, 2018, we do not expect the Company to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on our consolidated financial statements if we enter into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture, fixtures, and equipment consisted of the following:

	(Unaudited) March 31,	(Audited) December 31,
	2018	2017
Machinery and equipment	$31,456	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	207,016	207,016
Leasehold improvements	30,553	30,553
Total	311,930	311,930
Less: accumulated depreciation	(134,763)	(117,058)
Total, net	$177,167	$194,872

Depreciation expense amounted to $17,705 and $6,547 for the for the three-months ended March 31, 2018 and 2017, respectively.

NOTE 4 INTANGIBLE ASSETS

Intangible assets (patents) consisted of the following:

	(Unaudited) March 31, 2018	(Audited) December 31, 2017

Patents	$269,510	$244,382
Less: Impairment Charges	—	—
Less: accumulated amortization	(44,458)	(39,970)
Total, net	$225,052	$204,412

Amortization expense on intangible assets amounted to $4,488 and $2,277 for the three-months ended March 31, 2018 and 2017, respectively.

Assuming no impairment, the following table sets forth the estimated amortization expense for future periods based on recorded amounts as at March 31, 2018:

Year Ending December 31
2018	$17,951
2019	17,951
2020	17,951
2021	17,951
2022	17,951
2023 and Thereafter	135,298
Total	$225,052

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

NOTE 5 GE TRADEMARK LICENSE AGREEMENT

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	(Unaudited) March 31, 2018	(Audited) December 31, 2017
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment charges	(600,000)	(600,000)
Less: accumulated amortization	(10,206,934)	(9,759,534)
Total, net	$1,193,066	$1,640,466

Amortization expense associated with the GE Trademark License amounted to $447,400 and $602,007 for the three-months ended March 31, 2018 and 2017, respectively. The Company determined an impairment adjustment of $600,000 was necessary for the year ended 2017.

Assuming no impairment, the following table sets forth the estimated amortization expense for future periods based on recorded amounts as at March 31, 2018:

Year Ending December 31
2018	$1,193,066
Thereafter
Total	$1,193,066

NOTE 6 DEFERRED LEASE CREDITS

Cash or rent abatements received upon entering certain office leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion is included in Deferred Lease Credits, which are included in other current liabilities. As of March 31, 2018, and December 31, 2017 the deferred credits were $39,262 and $42,332 respectively. Deferred Rent amortization was $3,069 and ($20,548) for the three-months ended March 31, 2018 and 2017, respectively.

NOTE 7 NOTES PAYABLE

At March 31, 2018 and December 31, 2017, the Company had a note payable to a bank in the amount of $40,642 and $70,222, respectively. The note bears interest at prime plus 1.5%, which was 6% as of March 31, 2018, and matures on August 28, 2018. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company.

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

The Line of Credit note is secured by the assets of the Company. As of March 31, 2018, and December 31, 2017, the outstanding balance on this note was $3,922,082 and $3,456,732, respectively.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12%. As of March 31, 2018, the outstanding balance is $200,000.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 months
2018	$240,642
2019	3,922,082
$4,162,724

NOTE 8 CONVERTIBLE DEBT

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 9.

	Third Party	Related Party	Totals
Balance December 31, 2015	$3,989,950	$50,000	$4,039,950
Add: Amortization of Debt Discount	474,283	0	474,283
Less Repayments/Conversions	(4,314,233)	—	—
Balance December 31, 2016	150,000	50,000	200,000
Add: Amortization of Debt Discount	—	—	—
Less Repayments/Conversions	(150,000)	(50,000)	(200,000)
Balance December 31, 2017	$—	$—	$—

On November 26, 2013, May 8, 2014 and June 25, 2014 the Company completed closings in connection with its offering (the “Notes Offering”) of its 12% and 15% Secured Convertible Promissory Notes in the aggregate principal amount of $4,270,100 (the “Notes”), with certain accredited investors, as defined under Regulation D, Rule 501 of the Securities Act. Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase the Company’s Common Stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). The Notes and Warrants were treated as derivative liabilities.

In May 2016, the Company invited the holders of all Notes, where such holders had not already made an election to redeem or convert their Notes, to forbear or extend their forbearance period to make an election to convert or redeem their Notes (the “August 2016 Election”). This also provided a third option to all noteholders (the “Preferred Option”), whereby such holders could convert their respective Note(s) into shares of Series A Convertible Preferred Stock (“Preferred Stock”). Pursuant to the August 2016 Election, the Company issued 13,456,936 shares of Preferred Stock, representing $3,364,234 in outstanding Note principal balance.

All Notes have either been re-paid in cash, separate debt obligation or by conversion, and all Notes have been terminated.

(A)       Terms of Debt

The Note debt carried interest between 12% and 15%, and became due in November 2015, May 2016 and September 2016, as extended to July 31, 2016 pursuant to certain forbearance agreements. All Notes issued in connection with the Notes Offering were convertible at $0.25, but are not terminated, and all Warrants issued in connection with the Notes Offering are convertible at $0.375 per share, subject to the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

(B)        Offer to Convert Debt to Preferred Shares

For those holders electing the Preferred Option, each holder has received shares of the Preferred Stock on a 1 to 1 ratio to the number of shares of Common Stock which are then convertible under such holder’s respective Note. With respect to interest on junior securities, dividends, distributions or liquidation preference, shares of Preferred Stock will rank senior to shares of Common Stock or other junior securities. Along with other terms customary for a class of convertible preferred stock, the Preferred Stock will be convertible into shares of Common Stock at the same conversion price as the Notes (i.e., USD $0.25 per share), and will pay interest quarterly at a rate of six percent (6%). The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of Common Stock. Holders will also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price.

Each holder electing the Preferred Option was required to enter into an amendment to its Note, providing that the Note will be convertible into the Preferred Stock rather than Common Stock, and to thereafter elect to convert their Note, as amended, into Preferred Stock. In addition, each holder entered into a lockup agreement, whereby the holder agreed not to offer, sell, contract to sell, pledge, give, donate, transfer or otherwise dispose of (i) the shares of Common Stock it then holds, (ii) the shares of Preferred Stock obtained upon conversion of its Note, and (iii) the shares of Common Stock underlying the Preferred Stock, for a period of twelve (12) months following the date of such agreement. The Note amendments, conversion to Preferred Stock and lockup agreement have been entered into on August 15, 2016. The Note amendments were approved by a majority of the holders of the then outstanding Notes.

NOTE 9 DERIVATIVE LIABILITIES

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	(Unaudited) March 31, 2018	(Audited) December 31, 2017
Balance Beginning of period	$19,175,754	$24,083,314
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability		(13,229,681)
Fair value mark to market adjustment - stock options		2,036,621
Fair value mark to market adjustment – warrants	(224,515)	12,376,571
Reclassification of derivative liability to Additional Paid in Capital due to share reservation		(6,091,070)
Balance at end of period	$18,931,239	$19,175,754

The Company recorded a change in the value of embedded derivative liabilities income/(expense) $244,515 and ($13,517,422) for the three-months ended March 31, 2018 and 2017, respectively.

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	0.90 – 9.56 years	1.16 – 9.56 years
Risk Free Interest Rate	0.76%-2.40%	1.47%-2.33%

NOTE 10 GE ROYALTY OBLIGATIONS

In 2011, the Company executed a Trademark Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable; however, none were applicable as of March 31, 2018, and December 31, 2017.

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

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $178,837 and $137,084 for the three-months ended 31, 2018 and 2017, respectively.

The License Agreement obligation will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

As of March 31, 2018, and December 31, 2017, the outstanding balance was $10,581,728 and $10,760,566, respectively.

NOTE 11 STOCKHOLDERS DEFICIT

(A)       Common Stock

For the three-months ended March 31, 2018 and year ended December 31, 2017, the Company issued the following Common Stock:

Transaction Type		Quantity (shares)	Valuation ($)	Range of Value Per Share

2017 Equity Transactions
Common Stock Offering	(1)	69,667	$209,000	3.00

Common Stock Issued per Exercise of Warrants	(2)	1,666,667	5,000,000	3.00

Common Stock Issued per Exercise of Options	(3)	30,000	78,000	2.60

Common Stock Issued for the cashless exercise of Warrants	(4)	4,132,068	0	0.0

Total 2017 Equity Transactions		5,898,402	$5,287,000	$2.60-3.00

Common Stock Issued per Employment Agreement	(5)	240,000	720,000	3.00

Total 2018 Equity Transactions		240,000	$720,000	$3.00

The following is a more detailed description of the Company’s stock issuance from the table above:

(1)       Shares Issued for Common Stock

During the nine-months ended September 30, 2017, the Company received gross proceeds of $209,000 from the sale of 69,667 shares of its Common Stock at $3.00 per share to three new Company employees. In connection therewith, the Company issued five-year options to purchase up to 315,000 shares of Common Stock at an exercise price of $3.00 per share.

(2)       Shares Issued Pursuant to Warrants Exercised

In March 2017, the Company issued 1,666,667 shares of Common Stock upon exercise in full of a warrant having an exercise price of $3.00 per share, and the Company received gross proceeds of $5,000,000.

(3)       Shares Issued Pursuant to Options Exercised

In April 2017, the Company issued 30,000 shares of Common Stock upon exercise in full of an option having an exercise price of $2.60 per share, and the Company received gross proceeds of $78,000.

(4)       Common Stock Issued for the cashless Exercise of Warrants

In November 2017, the Company issued 4,132,068 shares of Common Stock upon the cashless exercise of Warrants.

(5)       Common Stock Issued pursuant to Employment Agreements

In March 2018, the Company issued 120,000 shares of Common Stock, with a total fair market value of $720,000, to each of Mr. Campi and Mr. Wells, which vested pursuant to their respective employment agreements.

(B)       Preferred Stock

The following is a summary of the Company’s Preferred Stock activity:

Transaction Type	Quantity	Valuation	Range of Value per Share

2016 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	13,056,936	$44,393,569	$3.40

Total 2016 Preferred Stock Transactions	13,056,936	$44,393,569	$3.40

2017 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	400,000	$1,360,000	$3.40

Total 2017 Preferred Stock Transactions	400,000	$1,360,000	3.40

Total 2018 Preferred Stock Transactions	0	$0

In accordance with the August 2016 Elections (see Note 8(B)), the Company has issued 13,456,932 shares of 6% Preferred Stock in exchange for Notes having a principal balance of $3,364,234. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of Common Stock. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The stock was valued based upon the value of shares of Common Stock publicly traded nearest the conversion date. During the year ended December 31, 2017 the Company paid dividends in the amount of $149,737 to the Preferred Stock shareholders.

Redeemable preferred stock subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,932 at December 31, 2017 and March 31, 2018.

(C)       Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance, December 31, 2016	1,350,000	$0.767	7.81	$3,015,000
Exercised	(30,000)	2.60	—	(78,000)
Granted	3,555,000	1.307	7.47	6,230,250
Forfeited/Cancelled	—	—	—	—
Balance, December 31, 2017	4,875,000	$1.150	7.40	$9,167,250
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Balance, March 31, 2018	4,875,000	$1.150	6.91	$9,167,250

The Company has issued, or the Company’s Board of Directors has authorized grants of, options, some of which have vested, to purchase shares of Common Stock through its 2015 Plan. The Company has issued options to purchase, in the aggregate, up to 4,875,000 shares of options to purchase shares of Common Stock, in conjunction with its 2015 Plan, agreements or otherwise. The Company has reserved 4,875,000 shares with the transfer agent for the future issuance for shares of Common Stock associated with options issued.

During the three-months ended March 31, 2018, the Company recognized $181,068 of compensation expense related to the vesting of options. The expense computation is based on 61,667 shares of options at $3.00. The fair value of stock option is estimated using the Binomial valuation method of $2.9362.

(D)       Warrants Issued

The following is a summary of the Company’s stock option activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	13,555,651	$0.72	1.5
Issued	898,040	3.31	4.63
Exercised	(6,033,767)	(3.00)	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2017	8,419,924	$1.64	2.42

Issued	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, March 31, 2018	8,419,924	$1.117	1.15

(E)       2015 Stock Plan

On April 27, 2015, the Board approved the Company’s 2015 Stock Incentive Plan (the “2015 Plan”). Under the 2015 Plan, the Board has the sole authority to implement, interpret, and/or administer the 2015 Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the 2015 Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the 2015 Plan to an officer of the Company. The 2015 Plan relates to the issuance of up to 5,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the 2015 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the 2015 Plan will be nonqualified options not intended to qualify as Incentive Stock Options ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options described.

The 2015 Plan further provides that awards granted under the 2015 Plan cannot be exercised until a majority of the Company’s shareholders have approved the 2015 Plan. The 2015 Plan became effective July 31, 2016.

NOTE 12 COMMITMENTS

(A)       Operating Lease

On September 20, 2017, the Company entered into an operating lease for its Georgia location. The new lease commenced on July 1, 2017 and expires on September 30, 2020. We recognize rent expense under such arrangements on a straight-line basis.

On September 27, 2017 the Company entered into two separate residential leases near the Florida office for two of its employees. The term for each lease is 12 months and, each lease carries a rent of $2,000 per month. The collective rent payment is $4,000 per months and will reduce travel costs for the Company.

The minimum rent obligations are approximately as follows:

Minimum
Year	Obligation
2019	$78,467
2020	60,320
$138,787

(B)       Employment Agreement – Chief Executive Officer

On September 1, 2016, the Company entered into an employment agreement with its Chief Executive Officer (the “Campi Agreement”). The Campi Agreement provides for a base salary of $150,000; 120,000 shares of Common Stock in a “Sign on Bonus” which will vest December 31, 2017; 0.25% of annual net sales, paid in cash on a quarterly basis, and 3% of annual adjusted gross income in cash compensation and 0.50% of quarterly net income in options, the strike price to be determined at the time of grant. Such options will expire 5 years after issuance. Pursuant to the Campi Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Campi (a) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the initial term, and (b) all unpaid incentive compensation then in effect on a pro rata basis. In addition, the sign-on shares of Common Stock shall immediately vest. For any other termination during the initial term, Mr. Campi shall receive an amount calculated by multiplying fifty percent of the monthly salary, in effect at the time of such termination, times the number of months remaining in the initial, and shall not be entitled to incentive compensation payments then in effect, prorated or otherwise.

For the three-months ended March 31, 2018 and 2017, Mr. Campi earned approximately $42,081 and $46,715, respectively, under the Campi Agreement.

(C)       Chairman Agreement

Effective September 1, 2016, the Company entered into a Chairman Agreement with Mr. Kohen (the “Chairman’s Agreement”), to serve as the Company’s Executive Chairman and Chairman of the Board. The Chairman’s Agreement provides that Mr. Kohen will serve for an initial term of three years, which may be renewed by the mutual agreement of Mr. Kohen and the Company. Subject to other customary terms and conditions of such agreements, the Chairman’s Agreement provides that Mr. Kohen will receive (a) a base salary of $250,000 per year, which may be adjusted each year at the discretion of the Board; (b) stock compensation equal to 340,000 shares of Common Stock per year, which shall vest on January 1 of the following year (the “Chairman Compensation Shares”); (c) a sign-on bonus of 120,000 shares of Common Stock, which shall vest in its entirety on January 1, 2020; (d) supplemental bonus compensation of stock options to purchase up to 4,000,000 shares of Common Stock at an exercise price ranging between $3.00 and $5.00 per share, determined based on the achievement of specified market capitalizations of the Company; and (e) incentive compensation equal to one half of one percent (0.50%) of the Company’s gross revenue paid in cash, stock or options on an annual basis. Pursuant to the Chairman’s Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Kohen (i) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the initial term, and (ii) all unpaid incentive compensation then in effect. In addition, the sign-on shares of Common Stock shall immediately vest, and the Chairman Compensation Shares shall vest on a pro rata basis based on the number of days served under the Chairman’s Agreement and the number of days from the beginning of the initial term through August 31, 2019. For any other termination during the initial term, Mr. Kohen shall receive payment, at the then current rate, through the date termination is effective.

For the three-months ended March 31, 2018 and 2017, Mr. Kohen earned approximately $74,663 and $90,424, respectively, under the Chairman’s Agreement.

(D)       Employee Agreement – President

Effective August 17, 2016, the Company entered into an Executive Employment Agreement with Mr. Wells (the “Wells Agreement”), to serve as the Company’s President. The Wells Agreement provides that Mr. Wells will serve for an initial term of three years, which may be renewed by the mutual agreement of Mr. Wells and the Company. Subject to other customary terms and conditions of such agreements, the Wells Agreement provides that Mr. Wells will receive (a) a base salary of $250,000 per year, which may be adjusted each year at the discretion of the Board; (b) 1,025,000 shares of Common Stock, which shall vest on January 1, 2019 (the “Wells Compensation Shares”); (c) a sign-on bonus of 120,000 shares of Common Stock, which shall vest in its entirety to Mr. Wells on January 1, 2018; and (d) incentive compensation equal to one quarter of one percent (0.25%) of the Company’s net revenue, paid in cash on an quarterly basis. Pursuant to the Wells Agreement, if terminated without cause during the initial term, the Company shall pay to Mr. Wells (i) an amount calculated by multiplying the monthly salary, at the time of such termination, times the number of months remaining in the Initial Term, and (ii) all unpaid incentive compensation then in effect. In addition, the sign-on bonus shares of Common Stock shall immediately vest, and the Wells Compensation Shares shall vest on a pro rata basis based on the number of days served under the Wells Agreement and the number of days in the vesting period. For any other termination during the initial term, Mr. Wells shall receive payment of salary, at the then current rate, and all due but unpaid incentive compensation through the date termination is effective.

For the three-months ended March 31, 2018 and 2017, Mr. Wells earned approximately $67,081 and $73,638, respectively, under the Wells Agreement.

(D)       Employment Agreement – Chief Operating Officer

Ms. Barron entered into a three-year Executive Employment Agreement, effective as of September 1, 2016 (the “Barron Agreement”). Under the terms of the Barron Agreement, Ms. Barron will receive (a) an annual salary of $120,000, and (b) incentive compensation equal to one-quarter of one percent (0.25%) of net revenue, paid in cash on a quarterly basis. In addition, The Board granted Ms. Barron (i) options to purchase up to 200,000 shares of Common Stock at $0.60 per share, which vested on November 15, 2015; (ii) options to purchase up to 150,000 shares of Common Stock at $1.20, which vested on November 15, 2016; and (iii) options to purchase up to 150,000 shares of Common Stock at $1.80, which will vest on November 15, 2017.

For the three-months ended March 31, 2018 and 2017, Ms. Barron earned approximately $34,581 and $40,670, respectively, under the Barron Agreement.

NOTE 13 SUBSEQUENT EVENTS

On April 26, 2018, the Company’s Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”), relating to the issuance of up to 5,000,000 shares of Common Stock, to be effective for ten (10) years unless earlier terminated. The 2018 Plan is on substantially the same terms as the Company’s 2015 Stock Incentive Plan. On the same date, the Board of Directors amended grants of options to purchase up to 900,000 shares of Common Stock made under the 2015 Plan on April 19, 2017 to be issuable under the 2018 Plan (the “Amended Grants”), because the number of such grants exceeded the number of shares of Common Stock issuable under the 2015 Plan. In addition, on the same date, the Board of Directors approved grants under the 2018 Plan to an employee of the Company consisting of a stock award of 100,000 shares of Common Stock vesting immediately, and an award of options to purchase up to 100,000 shares of Common Stock, expiring two years from the date of grant and having an exercise price of $3.00 per share (the “April 2018 Grants).

On or about May 14, 2018, the Company issued Stock Option Agreements representing all unissued grants made on April 19, 2017 under the 2015 Plan, and the Amended Grants and April 2018 Grants under the 2018 Plan, for an aggregate total of options to purchase up to 1,800,000 shares of Common Stock. Also on or about May 14, 2018, the Company issued a Stock Award Agreement for 100,000 shares of Common Stock that vested on April 26, 2018, representing the April 2018 Grants under the 2018 Plan. As of May 14, 2018, the Company has entered into Stock Option Agreements with all grantees of the April 2017 Grants, the Amended Grants, and the April 2018 Grants, thereby issuing, in the aggregate, options to purchase up to 2,250,000 shares of our Common Stock, with 835,000 of such options having vested on June 30, 2017 with an exercise price of $3.00 per share; 901,667 of such options having vested on December 31, 2017 with exercise prices ranging from $3.00 to $4.00 per share; 100,000 of such options having vested on April 26, 2018 with an exercise price of $3.00 per share; 246,667 of such options vesting on December 31, 2018 with exercise prices ranging from $3.00 to $4.00 per share; and 166,666 of such options vesting on December 31, 2019 with an exercise price of $5.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “SQL Technologies Corp,” the “Company,” “we,” “us” or “our” include SQL Technologies Corp and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 2, 2018 and related notes contained in Part I, Item 1 of this quarterly report.

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

Overview

We are a company engaged in the business of developing proprietary technology that enables a quick and safe installation of electrical fixtures, such as ceiling and wall lights and ceiling fans, by the use of a weight bearing power plug affixed into ceiling and wall electrical junction boxes. Our patented technology consists of a fixable socket and a revolving plug for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The plug, also comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and is capable of feeding electric power to an appliance. The plug also includes a second structural element allowing it to revolve with a releasable latching which, when engaged, provides a retention force between the socket and the plug to prevent disengagement. The socket and plug can be detached by releasing the latch, disengaging the electric power from the plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the plug can be installed in light fixtures, ceiling fans and wall sconce fixtures.

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

In December 2016, the SQL Technology was included in the 2017 National Electrical Code (NEC).

The Company is currently in the process of transitioning its products portfolio to advanced technologies, along with a new sales methods and marketing strategy, which will include unique, innovative advanced technologies (the “Smart SQL”).

Results of Operations - For the Three-Months Ended March 31, 2018 Compared to the Three-Months Ended March 31, 2017

	(Unaudited) Three-Months Ended March 31,		Increase (Decreased)	Increase (Decreased)
	2018	2017	$ Change	% Change

Revenue	$3,138,060	$2,613,816	$524,244	20.06%

Cost of sales	(2,429,301)	(2,004,841)	424,460	21.17%

Gross Profit	708,759	608,975	99,784	16.39%

Selling, general and administrative expenses	(2,004,629)	(1,148,660)	855,969	74.52%
Depreciation and amortization	(469,593)	(610,831)	(141,238)	(23.12)%
Total operating expenses	2,474,222	1,759,491	714,731	40.62%

Loss from Operations	(1,765,463)	(1,150,516)	614,947	53.45%

Other Income / (Expense)	(169,892)	(16,262,169)	(16,432,061)	(101.04)%

Net Loss	$(1,595,571)	$(17,412,685)	$(15,817,114)	(93.20)%

Net loss per share - basic and diluted	(0.031)	(0.45)	(0.42)	(93.26)%

Revenue

Net revenue increased to $3,138,060 for the three-months ended March 31, 2018, from revenue of $2,613,816 for the three-months ended March 31, 2017. This increase in revenues is associated with a growing recognition of the Company’s technology and market acceptance.

Cost of Sales

We had a cost of sales of $2,429,301 for the three-months ended March 31, 2018, as compared to $2,004,841 for the same period in 2017. The increase is associated with the increase in sales.

Gross Profit

We had gross profit of $708,759 for the three-months ended March 31, 2018 as compared to gross profit of $608,975 for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense (SG&A) increased $714,731 to $2,474,222 during the three-months ended March 31, 2018, from $1,759,491 for the three-months ended March 31, 2017.

The increase was primarily due to non-cash stock compensation charges of $901,068 consisting of:

·	$720,000 related to the vesting of share grants associated with employment contracts of two Company executives that were entered into in 2016. See Note 11 (A)(5)
·	$181,068 related to option expense compensation. See Note 11 (C )
·	Such increase was partially offset by lower depreciation and amortization charges of $141,238

Loss from Operations

Loss from operations increased $614,947 to $1,765,463 during the three-month period ended March 31, 2018, from $1,150,516 for the same period in 2017. The increased loss was due to the non-cash charges in SG&A as described above, partially offset by an increase in gross profit.

Other Income (Expense)

Total other expenses, mostly non-cash charges, decreased $16,432,061 to $169,892 for the three-month period ended March 31, 2018. The decline is primarily due to non-cash derivative charges totaling $15,578,581 during the first quarter of 2017 that were not incurred in the comparable 2018 period.

Additionally, the Company’s interest expense increased by $25,569 to $83,569 for the three-month period ended March 31, 2018, from $58,000 for the three-month period ended March 31, 2017.

Net Loss and Net Loss per Share

The Company incurred a net loss for the three-month period ended March 31, 2018 of $1,595,571, or $0.03 per share, as compared to net loss of $17,412,685 or $0.45 per share the three-month period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, the Company had $4,759,862 in cash and cash equivalents. As the Company develops its revenue base, it has raised additional funds through the sale of its Common Stock and arranged a $10,000,000 Line of Credit to support the Company’s working capital needs. As of March 31, 2018, the Company had $6,077,918 available under the Line of Credit, which expires January 10, 2019. The Company may need to raise additional capital or arrange alternative financing to replace the expiring facility and fund its working capital needs. It currently has no such financing commitment in place.

For the three-month period ended March 31, 2018, the Company used $495,947 of cash for operations as compared with $893,854 used for the same period in 2017. The decrease in cash used for operations was primarily due to the establishing of inventory levels in 2017 that remained stable in 2018.

For the three-month period ended March 31, 2018, cash flows used was $25,128 for investing activities as compared with $30,295 used for the same period in 2017. The investments were for patents costs.

Cash flows provided from financing activities amounted to $403,218 for the three-month period ended March 31, 2018, which were generated from net proceeds of the line of credit. This compares with $4,540,470 in cash from financing activities during the same period in 2017.

As a result of the above operating, investing and financing activities, the Company used $117,858 in cash equivalents for the three-month ended March 31, 2018, as compared with $3,616,321 used during the same period in 2017. The Company had $4,759,862 in cash and cash equivalents at March 31, 2018, as compared to $7,742,209 at March 31, 2017.

The Company had a working capital deficit of $27,010,671 as of March 31, 2018, as compared to $23,271,348 as of December 31, 2017, which includes derivative liabilities of $18,931,239 and $19,175,685, respectively.

A majority of the Company’s sales do not require the Company to take delivery of inventory. Production of such inventory comprised of SQL Technology and fixtures will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which the products become the property of the customer.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates to 21 percent from 35 percent, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We are currently evaluating the impact of the TCJA; we do not expect tax reform to have a material impact on our financial position, results of operations or cash flows.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Quarter Ended March 31,
	2018	2017
Adjusted EBITDA reconciliation to Net Income (Loss):
Net (loss) income	$(1,595,571)	$(17,412,685)
Other Income / (Expense)
Stock compensation – related parties	(720,000)
Stock options issued – related parties	(181,068)
Depreciation and amortization (1)	(469,593)	(610,831)
Interest expense	(83,569)	(58,000)
Derivative expenses		(2,061,159)
Change in fair value of embedded derivative liabilities	244,515	(13,517,422)
Loss on debt extinguishment – net (2)		(630,000)
Gain on exchange	4,571
Other income	4,375	4,412
Total adjustment	(1,200,769)	(16,873,000)

Adjusted EBITDA	(394,802)	(539,685)

Net Income (Loss) per share - basic and diluted	$(0.007)	(0.12)

The following table presents a reconciliation of Adjusted Accumulated deficit reconciliation for each of the periods presented:

	Quarter Ended	Year Ended December 31,
Account	3/31/2018	2017	2016	2015	2014	2013

Adjusted Accumulated deficit reconciliation to Net Income (Loss):
Accumulated deficit	$ (169,678,839)	$ (168,050,716)	$ (141,182,294)	$ (42,703,470)	$ (15,813,260)	$ (8,519,517)

Other Income / (Expense)
Depreciation and amortization (1)	(10,376,559)	(9,906,965)	(7,409,557)	(4,926,954)	(2,457,705)	(2,689)
Loss on impairment	(600,000)	(600,000)
Interest expense	(2,349,487)	(2,265,917)	(1,971,183)	(990,317)	(516,839)	(27,669)
Derivative expenses	(11,403,068)	(11,403,068)	(11,403,068)	(1,724,678)	(1,724,678)	(1,156,193)
Change in fair value of embedded derivative liabilities	(76,971,353)	(77,215,868)	(62,802,676)	(19,168,194)	248,102	34,181
Loss on debt extinguishment, net (2)	(42,402,067)	(42,402,067)	(41,142,067)	(12,731)	(12,731)	(12,731)
Warrant expense	(1,869,358)	(1,869,358)
Option expense	(2,184,661)	(2,003,593)
Amortization of Debt Discount	(4,164,687)	(4,164,687)	(4,164,687)	(4,164,687)	(1,782,646)	(132,330)
Common stock issued for service	(1,949,750)	(1,229,750)	(1,229,750)	(375,000)	(201,312)	(125,000)
Founder shareholders	(562,500)	(562,500)	(562,500)	(562,500)	(562,500)	(562,500)
Gain on debt settlement	(66,458)	(66,458)	(66,458)	(66,458)	(66,458)	(66,458)
Gain on exchange
Gain on Debt Extinguishment	3,288,909	3,288,909	3,288,909	339,195	129,606	106,224
Other income	49,544	40,598	15,915	2,640	1,814	0
Total adjustment	(151,561,495)	(150,360,724)	(127,447,122)	(31,649,683)	(6,945,348)	(1,945,165)

Total Adjusted Accumulated deficit	$ (18,117,344)	$ (17,689,992)	$ (13,735,172)	$ (11,053,787)	$ (8,867,912)	$ (6,574,352)

(1)	Includes amortization of the GE License agreement of $447,400 for the three-months ended March 31, 2018. And $9,755,534; $7,324,415; $4,865,901; $2,424,160; and $0 for the years ended 2017 through 2013, respectively.
(2)	Primarily represents conversion of Convertible Notes into the Company’s Preferred Stock and Common Stock resulting in a $41,310,119 non-cash loss due to the difference between the conversion rate and the market value at the time of conversion, and a gain of $3,288,909 reflecting the cost basis of the Convertible Notes that were converted into Common Stock during the fourth quarter of 2016.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

Critical Accounting Policies and Estimates

Critical Accounting Policies Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. Our consolidated financial statements are prepared in accordance with accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. In particular, our critical accounting policies and areas in which we use judgment are revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

See Notes to the Consolidated Financial Statements in “Note 2 - Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on April 19, 2017, the Company’s Board of Directors authorized the Company to grant certain securities under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), or any successor plan, consisting of, in the aggregate, options to purchase up to 2,150,000 shares of our Common Stock at exercise prices ranging from $3.00 per share to $5.00 per share, vesting on June 30, 2017, December 31, 2017, December 31, 2018 and December 31, 2019 (collectively, the “April 2017 Grants”). On April 26, 2018, the Board of Directors amended certain April 2017 Grants of options to purchase, in the aggregate, up to 900,000 shares of Common Stock to non-employee directors (the “Amended Grants”), to instead be issuable under the 2018 Plan (as defined in Part II, Item 5), because the number of April 2017 Grants exceeded the number of shares of Common Stock issuable under the 2015 Plan. Also, on April 26, 2018, the Company’s Board of Directors authorized a grant of two-year options to purchase up to 100,000 shares of Common Stock at $3.00 per share, vesting on the date of the grant, and a grant of 100,000 shares of Common Stock, vesting on the date of the grant, to an employee of the Company in accordance with the employee’s service agreement (the “April 2018 Grants”).

On or about May 14, 2018, the Company issued Stock Option Agreements representing all unissued April 2017 Grants under the 2015 Plan, and the Amended Grants and April 2018 Grants under the 2018 Plan, for an aggregate total of options to purchase up to 1,800,000 shares of Common Stock. Also, on or about May 14, 2018, the Company issued a Stock Award Agreement for 100,000 shares of Common Stock vested on April 26, 2018, representing the April 2018 Grants under the 2018 Plan. As of May 14, 2018, the Company has entered into Stock Option Agreements with all grantees of the April 2017 Grants, the Amended Grants, and the April 2018 Grants, thereby issuing, in the aggregate, options to purchase up to 2,250,000 shares of our Common Stock, with 835,000 of such options having vested on June 30, 2017 with an exercise price of $3.00 per share; 901,667 of such options having vested on December 31, 2017 with exercise prices ranging from $3.00 to $4.00 per share; 100,000 of such options having vested on April 26, 2018 with an exercise price of $3.00 per share; 246,667 of such options vesting on December 31, 2018 with exercise prices ranging from $3.00 to $4.00 per share; and 166,666 of such options vesting on December 31, 2019 with an exercise price of $5.00 per share.

The transactions described below were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering. All proceeds from the subscriptions for Common Stock and warrants to purchase Common Stock noted below will be used for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On April 26, 2018, the Company’s Board of Directors approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”), relating to the issuance of up to 5,000,000 shares of Common Stock, to be effective for ten (10) years unless earlier terminated. The 2018 Plan is on substantially the same terms as the 2015 Plan, as more fully described in the Company’s Form 10-K filed on April 2, 2018.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates to 21 percent from 35 percent, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We are currently evaluating the impact of the TCJA; we do not expect tax reform to have a material impact on our financial position, results of operations or cash flows.

Item 6. Exhibits

No.	Description of Exhibit	Note
3.1	Articles of Incorporation of the Company, as amended.	(3)
3.2	Certificate Of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock.	(4)
3.3	The Company’s Bylaws	(2)
10.1	The Company’s 2018 Stock Incentive Plan	(1) *
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.
(3)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on November 14, 2016.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By:	/s/ John P. Campi
John P. Campi
Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)

