Form 10-Q
period 2018-06-30
SQL Technologies Corp.
filed 2018-08-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As August 14, 2018, the issuer had 53,564,900 shares of common stock, no par value per share (“Common Stock”), issued and outstanding and 13,456,936 shares of Series A Convertible Preferred Stock, no par value per share (“Series A Preferred Stock”), issued and outstanding.

Unless we have indicated otherwise, or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SQL TECHNOLOGIES CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2018	(Audited) December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$3,980,158	$4,877,720
Accounts receivable	1,697,252	1,049,965
Inventory	2,460,161	2,352,573
Prepaid expenses	23,840	61,714
Total current assets	8,161,411	8,341,972

Furniture and equipment, net	159,462	194,872
Patent, net	226,816	204,412
GE trademark license, net	745,665	1,640,466
Other assets	40,934	40,934
Total other assets	1,172,877	2,080,684

Total assets	$9,334,288	$10,422,656

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,857,728	$1,364,446
Notes payable, current portion	4,953,958	70,222
Notes payable, related party	200,000	200,000
GE royalty obligation	10,393,980	10,760,566
Derivative liabilities	20,235,232	19,175,754
Other current liabilities	36,193	42,332
Total current liabilities	37,677,091	31,613,320

Long term liabilities:
Notes payable	—	3,456,732
Total long-term liabilities	—	3,456,732

Total liabilities	37,677,091	35,070,052

Commitments and contingent liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,936 shares issued and outstanding at June 30, 2018 and December 31, 2017	45,753,569	45,753,569

Stockholders’ deficit:
Common stock: $0 par value, 500,000,000 shares authorized; 53,564,900 and 53,174,900 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	18,751,387	17,581,387
Common stock to be issued	300,000

Additional paid-in capital	80,465,281	80,103,806
Accumulated deficit	(173,577,598)	(168,050,716)
Total Stockholders’ deficit	(74,060,930)	(70,365,523)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(74,096,372)	(70,400,965)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$9,334,288	$10,422,656

      The accompanying notes are an integral part of these condensed consolidated financial statements.

 SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three and Six-Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months		Six months
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$2,262,841	$2,504,751	$5,400,901	$5,122,097
Cost of Sales	(1,875,366)	(1,969,977)	(4,304,667)	(3,981,226)
Gross Profit	387,475	534,774	1,096,234	1,140,871
Selling, general and administrative expenses	2,386,051	1,425,629	4,390,680	2,573,025
Depreciation and amortization	469,699	622,722	939,293	1,228,408
Total operating expenses	2,855,750	2,048,351	5,329,973	3,801,433
Loss from Operations	(2,468,275)	(1,513,577)	(4,233,739)	(2,660,562)
Other Income / (Expense)
Interest expense	(98,154)	(80,769)	(181,723)	(142,298)
Derivative expenses	(1,809,254)	(197,869)	(1,809,254)	(2,259,028)
Change in fair value of embedded derivative liabilities	505,261	502,252	749,776	(13,015,170)
Loss on debt extinguishment - net	—	(630,000)	—	(1,260,000)
Gain on exchange	(1)	—	4,578	—
Other income	4,209	4,419	8,582	8,831
Gain on Debt Extinguishment	—	—	—	—
Total other expense - net	(1,397,939)	(401,967)	(1,228,041)	(16,667,665)

Net Income (loss) including noncontrolling interest	(3,866,214)	(1,915,544)	(5,461,780)	(19,328,227)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributed to SQL Technologies Corp.	(3,866,214)	(1,915,544)	(5,461,780)	(19,328,227)

Net Income (Loss) per share - basic and diluted	$(0.073)	$(0.04)	$(0.104)	$(0.40)

Weighted average number of common shares outstanding during the year-
basic and diluted	53,564,901	48,996,955	53,307,829	48,427,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Six-Months Ended June 30, 2018 and 2017

(Unaudited)

	Six-Months	Six-Months
	6/30/2018	6/30/2017
Cash flows from operating activities:
Net income (loss) attributable to SQL Technologies	$(5,461,780)	(19,328,227)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Depreciation expense	35,411	15,404
Provision for bad debts	—	18,996
Amortization of patent	9,081	5,105
Amortization of GE trademark license	894,801	1,213,044
Change in fair value of derivative liabilities	(749,776)	13,015,171
Derivative expense	1,809,254	2,259,028
Loss on debt extinguishment	—	1,260,000
Stock compensation - related parties	1,020,000
Stock options issued for services - related parties	361,475
Stock issued for services	450,000
Change in operating assets and liabilities:
Accounts receivable	(647,287)	(504,964)
Prepaid expenses	37,874	(15,611)
Inventory	(107,588)	(226,333)
Royalty payable	(366,586)	(356,017)
Other	—	188,043
Deferred rent	(6,139)	—
Accounts payable & accrued expenses	493,283	290,121
Net cash used in operating activities	(2,227,977)	(2,166,240)

Cash flows from investing activities:
Purchase of property & equipment	—	(68,820)
Payment of patent costs	(31,486)	(36,435)
Net cash used in investing activities	(31,486)	(105,255)

Cash flows from financing activities:
Repayments of convertible notes	—	(200,000)
Payments of contingent consideration		100,000
Proceeds from note payable	1,486,793	1,665,178
Preferred Dividends paid	(65,103)	(85,745)
Repayments of note payable	(59,789)	(1,498,266)
Proceeds from the exercise of options		78,000.00
Proceeds from the exercise of warrants		5,000,000.00
Proceeds from issuance of stock		287,000
Net cash provided by financing activities	1,361,901	5,346,167

Increase (Decrease) cash and cash equivalents	(897,562)	3,074,672
Cash and cash equivalents at beginning of period	4,877,720	4,125,888
Cash and cash equivalents at end of period	$3,980,158	$7,200,560

4

Supplementary disclosure of non-cash financing activities:
Reclassification of derivative liability to additional paid-in-capital	$—	$7,061,434
Gain on debt extinguishment

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$181,723	$138,881

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.) and the Subsidiary, SQL Lighting & Fans LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $3,980,158 and $4,877,720 in cash and cash equivalents as of June 30, 2018, and December 31, 2017, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $3,480,158 at June 30, 2018.

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

The Company’s net balance of accounts receivable at June 30, 2018 and December 31, 2017:

	(Unaudited) June 30, 2018	(Audited) December 31, 2017

Accounts Receivable	$1,697,252	$1,049,965
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$1,697,252	$1,049,965

All amounts are deemed collectible at June 30, 2018 and December 31, 2017 and accordingly, the Company has not incurred any bad debt expense at June 30, 2018 and December 31, 2017.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	(Unaudited) June 30, 2018	(Audited) December 31, 2017

Inventory finished goods	$1,664,425	$1,887,034
Inventory, component parts	795,7366	465,539
Total inventory	$2,460,161	$2,352,573

The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2018, and December 31, 2017, the Company has determined that no allowance is required.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the six-months ended June 30, 2018 and 2017, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following Common Stock equivalents at June 30, 2018 and December 31, 2017:

	(Unaudited) June 30, 2018	(Audited) December 31, 2017
Stock Warrants (Exercise price - $0.375 - $3.00/share)	8,419,924	8,419,924
Stock Options (Exercise price $0.375 - $4.00/share)	6,675,000	4,875,000
Total	15,094,924	13,294,924

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) Affiliates of the Company; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) Principal owners of the Company; (e) Management of the Company; (f) Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In February 2016, the FASB issued an accounting standard update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements. Based on the lease portfolio as of June 30, 2018, we do not expect the Company to have a material impact on its consolidated financial statements.

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

NOTE 3 FURNITURE AND EQUIPMENT

Furniture, fixtures, and equipment consisted of the following:

	(Unaudited) June 30,	(Audited) December 31,
	2018	2017
Machinery and equipment	$31,456	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	207,016	207,016
Leasehold improvements	30,553	30,553
Total	311,930	311,930
Less: accumulated depreciation	(152,468)	(117,058)
Total, net	$159,462	$194,872

Depreciation expense amounted to $17,705 and $35,410 for the three and six-months ended June 30, 2018, respectively; and $8,857 and $15,404 for the three-months and six-months ended June 30, 2017, respectively.

NOTE 4 INTANGIBLE ASSETS

Intangible assets (patents) consisted of the following:

	(Unaudited) June 30, 2018	(Audited) December 31, 2017

Patents	$275,868	$244,382
Less: Impairment Charges	—	—
Less: accumulated amortization	(49,052)	(39,970)
Total, net	$226,816	$204,412

Amortization expense associated with patents amounted to $4,594 and $9,081 for the three and six-months ended June 30, 2018, respectively; and $2,828 and $5,105 for the three and six-months ended June 30, 2017, respectively.

Assuming no impairment, the following table sets forth the estimated amortization expense for future periods based on recorded amounts as at June 30, 2018:

Year Ending December 31
2018	$18,269
2019	18,375
2020	18,375
2021	18,375
2022	18,375
2023 and Thereafter	135,049
Total	$226,816

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

NOTE 5 GE TRADEMARK LICENSE AGREEMENT

The Company entered into an amended License Agreement with General Electric regarding the GE Trademark License. The License Agreement is amortized through its expiration in November 2018.

	(Unaudited) June 30, 2018	(Audited) December 31, 2017
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment charges	0	(600,000)
Less: accumulated amortization	(11,254,335)	(9,759,534)
Total, net	$745,665	$1,640,466

Amortization expense associated with the GE Trademark License amounted to $447,400 and $894,801 for the three and six-months ended June 30, 2018, respectively; and $611,037 and $1,213,043 for the three and six-months ended 2017, respectively. The Company determined an impairment adjustment of $600,000 was necessary for the year ended 2017.

Assuming no impairment, the following table sets forth the estimated amortization expense for future periods based on recorded amounts as at June 30, 2018:

Year Ending December 31
2018	$745,665
Thereafter
Total	$745,665

NOTE 6 DEFERRED LEASE CREDITS

Cash or rent abatements received upon entering certain office leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion is included in Deferred Lease Credits, which are included in other current liabilities. As of June 30, 2018, and December 31, 2017 the deferred credits were $36,193 and $42,332, respectively. Deferred Rent amortization was $3,069 and $6,139 for the three and six-months ended June 30, 2018, respectively; and $3,875 and $(16,673) for the three and six-months ended June 30, 2017, respectively.

NOTE 7 NOTES PAYABLE

At June 30, 2018 and December 31, 2017, the Company had a note payable to a bank in the amount of $10,433 and $70,222, respectively. The note bears interest at prime plus 1.5%, which was 6.5% as of June 30, 2018, and matures on August 28, 2018. The note is secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company.

On April 13, 2016, the Company entered into a Line of Credit Promissory Note with a third party (the “Line of Credit”), as amended and extended, in the principal sum of up to ten million U.S. Dollars (US $10,000,000) to support purchase orders, inventory and general working capital needs. The Company may draw and/or repay this Line of Credit from time to time until the maturity hereof. The Line of Credit provides for monthly payments of interest at nine percent (9%) per annum on outstanding principal and matures on January 10, 2019, at which time the full principal amount and accrued but unpaid interest become due.

The Line of Credit is secured by the assets of the Company. As of June 30, 2018, and December 31, 2017, the outstanding balance on this note was $4,943,525 and $3,456,732, respectively.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12%. As of June 30, 2018, the outstanding balance is $200,000.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 months
2018	$210,434
2019	4,943,525
$5,153,958

NOTE 8 CONVERTIBLE DEBT

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 9.

	Third Party	Related Party	Totals
Balance December 31, 2015	$3,989,950	$50,000	$4,039,950
Add: Amortization of Debt Discount	474,283	0	474,283
Less Repayments/Conversions	(4,314,233)	—	—
Balance December 31, 2016	150,000	50,000	200,000
Add: Amortization of Debt Discount	—	—	—
Less Repayments/Conversions	(150,000)	(50,000)	(200,000)
Balance December 31, 2017	$—	$—	$—

On November 26, 2013, May 8, 2014 and June 25, 2014 the Company completed closings in connection with its offering (the “Notes Offering”) of its 12% and 15% Secured Convertible Promissory Notes in the aggregate principal amount of $4,270,100 (the “Notes”), with certain accredited investors, as defined under Regulation D, Rule 501 of the Securities Act of 1933, as amended. Pursuant to the Notes Offering, each Investor also received five (5) year common stock warrants to purchase the Company’s Common Stock at $0.375 per share (each a “Warrant” and collectively, the “Warrants”). The Notes and Warrants were treated as derivative liabilities.

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

(A)       Terms of Debt

The Note debt carried interest between 12% and 15%, and became due in November 2015, May 2016 and September 2016, as extended to July 31, 2016 pursuant to certain forbearance agreements. All Notes issued in connection with the Notes Offering were convertible at $0.25, but are now terminated, and all Warrants issued in connection with the Notes Offering are convertible at $0.375 per share, subject to the existence of a “ratchet feature”, which allows for a lower offering price if the Company offers shares to the public at a lower price.

(B)        Offer to Convert Debt to Preferred Shares

For those holders electing the Preferred Option, each holder has received shares of the Preferred Stock on a 1 to 1 ratio to the number of shares of Common Stock which are then convertible under such holder’s respective Note. With respect to interest on junior securities, dividends, distributions or liquidation preference, shares of Preferred Stock will rank senior to shares of Common Stock or other junior securities. Along with other terms customary for a class of convertible preferred stock, the Preferred Stock will be convertible into shares of Common Stock at the same conversion price as the Notes (i.e., USD $0.25 per share), and will pay interest quarterly at a rate of six percent (6%). The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of Common Stock. Holders will also have a put option, during such notice period, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price.

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

NOTE 9 DERIVATIVE LIABILITIES

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	(Unaudited) June 30, 2018	(Audited) December 31, 2017
Balance Beginning of period	$19,175,754	$24,083,314
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability		(13,229,681)
Fair value at the commitment date for options granted	1,809,254	2,036,621
Fair value mark to market adjustment - stock options	(6,323)	12,376,571
Fair value mark to market adjustment – warrants	(743,453)
Reclassification of derivative liability to Additional Paid in Capital due to share reservation		(6,091,070)
Balance at end of period	$20,235,232	$19,175,754

The Company recorded a change in the value of embedded derivative liabilities income/ (expense) $749,776 and ($13,015,170) for the six-months ended June 30, 2018 and 2017, respectively.

The Company recorded derivative expense of ($1,809,254) and ($2,259,028) for the six-months ended June 30, 2018 and 2017, respectively.

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	0.90 – 9.56 years	0.41 – 8.81 years
Risk Free Interest Rate	0.76%-2.40%	2.11%-2.85%

NOTE 10 GE ROYALTY OBLIGATIONS

In 2011, the Company executed a Licensing Agreement with General Electric, which allows the Company the right to market certain ceiling light and fan fixtures displaying the GE brand. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand.

The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable; however, none were applicable as of June 30, 2018, and December 31, 2017.

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

Payments are due quarterly based upon the prior quarters’ sales. The Company made payments of $187,749 and $366,586 for the three and six-months ended June 30, 2018, respectively; and payments of $218,933 and $356,017 for the three and six-months ended June 30, 2017, respectively.

The License Agreement obligation will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

As of June 30, 2018, and December 31, 2017, the outstanding balance was $10,393,980 and $10,760,566, respectively.

NOTE 11 STOCKHOLDERS DEFICIT

(A)       Common Stock

For the six-months ended June 30, 2018 and year ended December 31, 2017, the Company issued the following Common Stock:

Transaction Type		Quantity (shares)	Valuation ($)	Range of Value Per Share

2017 Equity Transactions
Common Stock Offering	(1)	69,667	$209,000	3.00

Common Stock Issued per Exercise of Warrants	(2)	1,666,667	5,000,000	3.00

Common Stock Issued per Exercise of Options	(3)	30,000	78,000	2.60

Common Stock Issued for the cashless exercise of Warrants	(4)	4,132,068	0	0.0

Total 2017 Equity Transactions		5,898,402	$5,287,000	$2.60-3.00

Common Stock Issued per Employee Agreement	(5)	240,000	720,000	3.00

Common Stock issued Per Agreement	(6)	150,000	450,000	3.00

Total 2018 Equity Transactions		390,000	$1,170,000	$3.00

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

(5)       Common Stock Issued pursuant to Employment Agreements

In March 2018, the Company issued 240,000 shares of Common Stock, with a total fair market value of $720,000, to each of Mr. Campi and Mr. Wells, which vested pursuant to their respective employment agreements.

(6)       Common Stock Issued in Connection with the Agreements

In June 2018, the Company issued 150,000 shares of Common Stock, with a total fair market value of $450,000, to a financial institution in exchange of extending the revolving Line of Credit.

(B)       Common Stock and Options to be Issued

For the six-months ended June 30, 2018, the Company had not yet issued 100,000 shares of Common Stock in connection with a stock award agreement issued pursuant to the 2018 Plan. The issuance was related to stock compensation to an employee of the Company.

Also on or about May 14, 2018, the Company granted non-qualified stock options to purchase up to 600,000 shares of Common Stock under the 2018 Plan at $5.00 per share, to a consultant performing capital fundraising activities for the Company. Pursuant to such grant, options to purchase up to 100,000 of such shares of Common Stock vested on or prior to the date of the grant, with the remaining shares to vest upon the closing of an equity transaction by said consultant in amounts determined based on the size of such equity transaction. The Company has not yet executed a stock option agreement

(C)       Preferred Stock

The following is a summary of the Company’s Preferred Stock activity:

Transaction Type	Quantity	Valuation	Range of Value per Share

2016 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	13,056,936	$44,393,569	$3.40

Total 2016 Preferred Stock Transactions	13,056,936	$44,393,569	$3.40

2017 Preferred Stock Transactions

Preferred Stock Issued per August 2016 Election	400,000	$1,360,000	$3.40

Total 2017 Preferred Stock Transactions	400,000	$1,360,000	3.40

Total 2018 Preferred Stock Transactions	0	$0	-

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

Redeemable preferred stock subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,932 at December 31, 2017 and June 30, 2018.

(D)       Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance, December 31, 2016	1,350,000	$0.767	7.81	$3,015,000
Exercised	(30,000)	2.600	—	(78,000)
Granted and Issued	3,555,000	1.307	7.21	6,230,250
Forfeited/Cancelled	—	—	—	—
Balance, December 31, 2017	4,875,000	$1.150	7.15	$9,167,250
Exercised	—	—	—	—
Granted and Issued	1,800,000	3.083	8.42	—
Forfeited/Cancelled	—	—	—	—
Balance, June 30, 2018	6,675,000	$1.671	7.13	$9,167,250

The Company has issued, or the Company’s Board of Directors has authorized grants of, options, some of which have vested, to purchase shares of Common Stock through its 2015 Plan and/or 2018 Plan. The Company has issued options to purchase, in the aggregate, up to 6,675,000 shares of options to purchase shares of Common Stock, in conjunction with its 2015 Plan, 2018 Plan, agreements or otherwise. The Company has reserved 5,645,000 shares with the transfer agent for the future issuance for shares of Common Stock associated with options issued.

Also on or about May 14, 2018, the Company granted non-qualified stock options to purchase up to 600,000 shares of Common Stock under the 2018 Plan at $5.00 per share (with 100,000 vested and the remaining amounts vesting in accordance with performance standards), but has not yet executed a stock option agreement; therefore, such grant has not been deemed issued and has not yet been included in the table above.

During the six-months ended June 30, 2018, the Company recognized $361,475 of compensation expense related to the vesting of options. The expense computation is based on 123,334 shares of options at its fair value. The fair value of stock option is estimated using the Binomial valuation method in the range of $2.9255 and $2.9362.

(E)       Warrants Issued

The following is a summary of the Company’s stock option activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	13,555,651	$0.72	1.5
Issued	898,040	3.31	4.63
Exercised	(6,033,767)	(3.00)	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2017	8,419,924	$1.64	2.42

Issued	—	—	—
Exercised	—	—	—
Cancelled/Forfeited	—	—	—
Balance, June 30, 2018	8,419,924	$1.117	0.93

(F)       2015 Stock Plan

On April 27, 2015, the Board approved the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), and effective July 31, 2016, a majority of the Company’s shareholders approved the 2015 Plan. Under the 2015 Plan, the Board has the sole authority to implement, interpret, and/or administer the 2015 Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the 2015 Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the 2015 Plan to an officer of the Company. The 2015 Plan relates to the issuance of up to 5,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the 2015 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the 2015 Plan will be nonqualified options not intended to qualify as Incentive Stock Options ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options described. The 2015 Plan further provides that awards granted under the 2015 Plan cannot be exercised until a majority of the Company’s shareholders have approved the 2015 Plan, which. The 2015 Plan became effective July 31, 2016. As of June 30, 2018, up to 15,000 shares of Common Stock are available for issuance (not granted) under the 2015 Plan.

(G)       2018 Stock Plan

On April 26, 2018, the Board approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”). Under the 2015 Plan, the Board has the sole authority to implement, interpret, and/or administer the 2018 Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the 2018 Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the 2018 Plan to an officer of the Company. The 2018 Plan relates to the issuance of up to 5,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the 2015 Plan are intended to qualify as ISOs, while other options granted under the 2015 Plan will be Nonqualified Option, either or both as provided in the agreements evidencing the options described. The 2018 Plan further provides that awards granted under the 2018 Plan cannot be exercised until a majority of the Company’s shareholders have approved the 2018 Plan, which has not yet occurred. As of June 30, 2018, up to 3,300,000 shares of Common Stock are available for issuance (not granted) under the 2018 Plan.

NOTE 12 COMMITMENTS

(A)       Operating Lease

On September 20, 2017, the Company entered into an operating lease for its Georgia location. The new lease commenced on July 1, 2017 and expires on September 30, 2020. We recognize rent expense under such arrangements on a straight-line basis.

On September 27, 2017 the Company entered into two separate residential leases near the Florida office for two of its employees. The term for each lease is 12 months and, each lease carries a rent of $2,000 per month. The collective rent payment is $4,000 per month and will reduce travel costs for the Company.

The minimum rent obligations are approximately as follows:

Minimum
Year	Obligation
2019	$88,467
2020	60,320
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

Under the Campi Agreement, Mr. Campi earned approximately $42,081 and $82,299 for the three and six-months ended June 30, 2018, respectively; and $44,664 and $91,378 for three and six-months ended June 30, 2017, respectively.

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

Under the Chairman’s Agreement, Mr. Kohen earned approximately $75,088 and $149,750 for the three and six-months ended June 30, 2018, respectively; and $92,654 and $167,814 for three and six-months ended June 30, 2017, respectively.

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

Under the Wells Agreement, Mr. Wells earned approximately $67,081 and $132,299 for the three and six-months ended June 30, 2018, respectively; and $71,333 and $144,970 for three and six-months ended June 30, 2017, respectively.

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

Under the Barron Agreement, Ms. W earned approximately $67,081 and $132,299 for the three and six-months ended June 30, 2018, respectively; and $36,670 and $77,340 for three and six-months ended June 30, 2017, respectively.

NOTE 13 SUBSEQUENT EVENTS

Events subsequent to June 30, 2018 have been evaluated through August 14, 2018, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent event to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “SQL Technologies Corp,” the “Company,” “we,” “us” or “our” include SQL Technologies Corp. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018 and related notes contained in Part I, Item 1 of this Quarterly Report.

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

In December 2016, the SQL Technology was included in the 2017 National Electrical Code (NEC).

The Company is currently in the process of transitioning its products portfolio to advanced “smart” technologies, along with a new sales methods and marketing strategy, which will include unique, innovative advanced technologies.

Results of Operations - For the Three-Months Ended June 30, 2018 Compared to the Three-Months Ended June 30, 2017

	For the Three-Months Ended-Unaudited
	June 30, 2018	June 30, 2017	$ Change	% Change

Revenue	$ 2,262,841	$ 2,504,751	$ (241,910)	(9.7%)
Cost of Sales	(1,875,366)	(1,969,977)	94,611	(4.8%)
Gross Profit	387,475	534,774	(147,299)	(27.5%)
Selling, general and administrative expenses	2,386,051	1,425,629	960,422	67.4%
Depreciation and amortization	469,699	622,722	(153,023)	(24.6%)
Total operating expenses	2,855,750	2,048,351	807,399	39.4%
Loss from Operations	(2,468,275)	(1,513,577)	(954,698)	63.1%
Other Income / (Expense)
Interest expense	(98,154)	(80,769)	(17,385)	21.5%
Derivative expenses	(1,809,254)	(197,869)	(1,611,385)	814.4%
Change in fair value of embedded derivative liabilities	505,261	502,252	3,009	0.6%
Loss on debt extinguishment - net	0	(630,000)	630,000	(100.0%)
Gain on exchange	(1)	0	(1)
Other income	4,209	4,419	(210)	(4.8%)
Total other expense - net	(1,397,939)	(401,967)	(995,972)	247.8%

Net Income (loss) including noncontrolling interest	(3,866,214)	(1,915,544)	(1,950,670)	101.8%
Less: net loss attributable to noncontrolling interest	-	-	-	-
Net income (loss) attributed to SQL Technologies Corp.	(3,866,214)	(1,915,544)	(1,950,670)	101.8%

Net Income (Loss) per share - basic and diluted	$ (0.073)	$ (0.04)	$ (0.033)	82.0%

Revenue

Net revenue was $2,262,841 for the three-months ended June 30, 2018 compared to revenue of $2,508,281 for the three-months ended June 30, 2017. The Company is in the process of transitioning its product mix to incorporate its proprietary “SkyPlug” technology. Year-to-date net revenues increased for the six-month period ended June 30, 2018 – See Results of Operations - For the Six-Months ended June 30, 2018 Compared to the Six-Months Ended June 30, 2017).

Cost of Sales

We had a cost of sales of $1,875,366 for the three-months ended June 30, 2018, as compared to $1,979,888 for the same period in 2017. The decrease is associated with the decrease in sales.

Gross Profit

We had gross profit of $387,475 for the three-months ended June 30, 2018 as compared to gross profit of $528,393 for the same period in 2017. Gross profit as a percentage of sales was negatively impacted by the adoption of the new accounting standard ASC 606 – Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) – which impacted the timely recognition of sales returns and allowances.

Selling, General and Administrative Expenses

Selling, general and administrative expense (SG&A) increased $807,399 to $2,855,750 during the three-months ended June 30, 2018 from $2,048,351 for the three-months ended June 30, 2017.

The increase was primarily due to non-cash stock compensation charges of $930,407 consisting of:

·	$300,000 related to the vesting of share grants associated with employment contracts of a Company executive that was entered into in 2017. See Note 11(A)(5).

·	$180,407 related to option expense compensation. See Note 11(D).
·	$450,000 related to the Company’s $10,000,000 Line of Credit. See Note 11(A)(6).
·	Such increases were partially offset by lower depreciation and amortization charges of $153,023.

Excluding these non-cash charges, SG&A increased by $30,015.

Loss from Operations

Loss from operations increased $954,698 to $2,468,275 during the three-month period ended June 30, 2018, from $1,541,389 for the same period in 2017. The increased loss was primarily due to the non-cash charges in SG&A, as described above, and a decrease of gross profit of $147,299.

Other Income (Expense)

Total other expenses, mostly non-cash amortization charges, increased $995,972 to $1,397,939 for the three-month period ended June 30, 2018. The increase is primarily due to non-cash derivative charges totaling $1,809,254 during the second quarter of 2018 compared to $197,869 during the same period in 2017. This increase was offset by a Loss on Debt extinguishment of $630,000 in previously year period.

Net Loss and Net Loss per Share

The Company incurred a net loss for the three-month period ended June 30, 2018 of $3,866,214, or $0.073 per share, as compared to net loss of $1,915,544 or $0.040 per share the three-month period ended June 30, 2017.

Results of Operations - For the Six-Months ended June 30, 2018 Compared to the Six-Months Ended June 30, 2017

	For the Six-Months Ended-Unaudited
	June 30, 2018	June 30, 2017	$ Change	% Change

Revenue	$ 5,400,901	$ 5,122,097	$ 278,804	5.4%
Cost of Sales	(4,304,667)	(3,981,226)	(323,441)	8.1%
Gross Profit	1,096,234	1,140,871	(44,637)	(3.9%)
Selling, general and administrative expenses	4,390,680	2,573,025	1,817,655	70.6%
Depreciation and amortization	939,293	1,228,408	(289,115)	(23.5%)
Total operating expenses	5,329,973	3,801,433	1,528,540	40.2%
Loss from Operations	(4,233,739)	(2,660,562)	(1,573,177)	59.1%
Other Income / (Expense)
Interest expense	(181,723)	(142,298)	(39,425)	27.7%
Derivative expenses	(1,809,254)	(2,259,028)	449,774	(19.9%)
Change in fair value of embedded derivative liabilities	749,776	(13,015,170)	13,764,946	(105.8%)
Loss on debt extinguishment - net	0	(1,260,000)	1,260,000	(100.0%)
Gain on exchange	4,578	0	4,578
Other income	8,582	8,831	(248)	(2.8%)
Total other expense - net	(1,228,041)	(16,667,665)	15,439,624	(92.6%)

Net Income (loss) including noncontrolling interest	(5,461,780)	(19,328,227)	13,866,448	(71.7%)
Less: net loss attributable to noncontrolling interest	-	-	-
Net income (loss) attributed to SQL Technologies Corp.	(5,461,780)	(19,328,227)	13,866,448	(71.7%)

Net Income (Loss) per share - basic and diluted	$ (0.104)	$ (0.40)	$ 0.296	(74.1%)

Revenue

Net revenue increased to $5,400,901 for the six-months ended June 30, 2018, from net revenue of $5,122,097 for the six-months ended June 30, 2017. The Company is in the process of transitioning its product mix to incorporate its proprietary “SkyPlug” technology.

Cost of Sales

Cost of sales was $4,304,667 for the six-months ended June 30, 2018, as compared to $3,981,226 for the same period in 2017. The increase is associated with the increase in sales.

Gross Profit

Gross profit was $1,096,234 for the six-months ended June 30, 2018 as compared to gross profit of $1,140,871 for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense (SG&A) increased $1,528,540 to $5,329,973 during the six-months ended June 30, 2018, from $3,801,433 for the six-months ended June 30, 2017.

The increase was primarily due to non-cash stock compensation charges of $1,831,475 consisting of:

·	$1,020,000 related to the vesting of share grants and stock compensation associated with employment contracts of several Company executives that were entered into in 2017-2018. See Note 11(A)(5).

·	$361,475 related to option expense compensation. See Note 11(D).
·	$450,000 related to the Company’s $10,000,000 Line of Credit. See Note 11(A)(6).
·	Such increase was partially offset by lower depreciation and amortization charges of $289,115.

Excluding these non-cash charges, SG&A decreased by $13,820.

Loss from Operations

Loss from operations increased $1,573,177 to $4,233,739 during the six-month period ended June 30, 2018, from $2,660,562 for the same period in 2017. The increased loss was primarily due to the non-cash charges in SG&A as described above.

Other Income (Expense)

Total other expenses, mostly non-cash charges, decreased $15,439,625 to $1,228,040 for the six-month period ended June 30, 2018. This decrease is primary attributed to a $13,764,946 positive impact related to the Change in Fair Value of Embedded Derivatives to a positive $746,776 from a charge of $13,015,170 for the six-month period ended June 30, 2018 and 2017, respectively.

The decrease is also related to the decrease of non-cash derivative charges of $449,774 to $1,809,254 from $2,259,028 for the six-month period ended June 30, 2018 and 2017, respectively.

Additionally, the Company’s interest expense increased by $39,425 to $181,723 for the six-month period ended June 30, 2018, from $142,298 for the six-month period ended June 30, 2017.

Net Loss and Net Loss per Share

The Company incurred a net loss for the six-month period ended June 30, 2018 of $5,461,779, or $0.104 per share, as compared to net loss of $19,328,227 or $0.40 per share the three-month period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, the Company had $3,980,158 in cash and cash equivalents. As the Company continues to develop its revenue base, it has raised additional funds through the sale of its Common Stock and arranged a $10,000,000 Line of Credit to support the Company’s working capital needs. As of June 30, 2018, the Company had $5,056,475 available under the Line of Credit, which expires January 10, 2019. The Company may need to raise additional capital or arrange alternative financing to replace the expiring facility and fund its working capital needs. It currently has no such financing commitment in place.

For the six-month period ended June 30, 2018, the Company used $2,227,977 of cash for operations as compared with $2,166,240 used for the same period in 2017. The increase in cash used for operations was primarily due to the increase product design, research, development, and to a lesser extent an increase in other operating expenses.

For the six-month period ended June 30, 2018, the Company used $31,486 for investing activities as compared with $105,255 used for the same period in 2017. The investments in 2018 were for patents costs. In 2017 the investments consisted of $36,435 for patents and $68,820 for the purchase of equipment.

Cash flows provided from financing activities amounted to $1,361,901 in cash and cash equivalents for the for the six-month period ended June 30, 2018 as compared with $5,346,167 during the same period in 2017. During 2018 the Company had net proceeds from the Line of Credit of $1,367,215 and paid dividends to preferred shareholders of $65,103. This compares with the same period in 2017 which the Company had net payments on the Line of Credit of $1,655,178 and preferred dividends paid of $85,745. In 2017, the Company had cash proceeds from various equity instruments of $5,365,000.

As a result of the above operating, investing and financing activities, the Company’s cash and cash equivalents for the six-month ended June 30, 2018 decreased $897,562 compared to an increase in cash and cash equivalents of $3,074,672 during the same period in 2017. The Company had $3,980,158 in cash and cash equivalents at June 30, 2018, as compared to $7,200,560 at June 30, 2017.

The Company had a working capital deficit of $29,515,680 as of June 30, 2018, as compared to $23,271,348 as of December 31, 2017, which includes $20,235,232 and $19,175,754 in derivative liabilities, respectively.

A majority of the Company’s sales do not require the Company to take delivery of inventory. Production of such inventory comprised of SQL Technology and fixtures will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which time the products become the property of the customer.

U.S. Federal Income Tax Reform Could Adversely Affect Us

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Six-months Ended June 30,
	2018	2017
Adjusted EBITDA reconciliation to Net Income (Loss):
Net (loss) income	$(5,461,780)	$(19,328,227)
Other Income / (Expense)
Stock compensation – related parties	(1,020,000)
Stock options issued – related parties	(361,475)
Depreciation and amortization (1)	(939,293)	(1,252,549)
Interest expense	(181,723)	(142,298)
Derivative expenses	(1,809,254)	(2,259,028)
Change in fair value of embedded derivative liabilities	749,776	(13,015,171)
Loss on debt extinguishment – net (2)		(1,260,000)
Stock issued for services	(450,000)
Gain on exchange	4,578
Other income	8,582	8,831
Total adjustment	(3,998,809)	(17,920,215)

Adjusted EBITDA	(1,462,971)	(1,408,012)

Net Income (Loss) per share - basic and diluted	$(0.027)	(0.029)

The following table presents a reconciliation of Adjusted Accumulated deficit reconciliation for each of the periods presented:

	Six-months Ended	Year Ended December 31,
Account	6/30/2018	2017	2016	2015	2014	2013

Adjusted Accumulated deficit reconciliation to Net Income (Loss):
Accumulated deficit	$(173,577,598)	$(168,050,716)	$(141,182,294)	$(42,703,470)	$(15,813,260)	$(8,519,517)

Other Income / (Expense)
Depreciation and amortization (1)	(10,846,258)	(9,906,965)	(7,409,557)	(4,926,954)	(2,457,705)	(2,689)
Loss on impairment	(600,000)	(600,000)
Interest expense	(2,447,641)	(2,265,917)	(1,971,183)	(990,317)	(516,839)	(27,669)
Derivative expenses	(13,212,322)	(11,403,068)	(11,403,068)	(1,724,678)	(1,724,678)	(1,156,193)
Change in fair value of embedded derivative liabilities	(76,466,092)	(77,215,868)	(62,802,676)	(19,168,194)	248,102	34,181
Loss on debt extinguishment, net (2)	(42,402,067)	(42,402,067)	(41,142,067)	(12,731)	(12,731)	(12,731)
Warrant expense	(1,869,358)	(1,869,358)
Option expense	(2,365,068)	(2,003,593)
Amortization of Debt Discount	(4,164,687)	(4,164,687)	(4,164,687)	(4,164,687)	(1,782,646)	(132,330)
Common stock issued for service	(2,249,750)	(1,229,750)	(1,229,750)	(375,000)	(201,312)	(125,000)
Founder shareholders	(562,500)	(562,500)	(562,500)	(562,500)	(562,500)	(562,500)
Gain on debt settlement	(66,458)	(66,458)	(66,458)	(66,458)	(66,458)	(66,458)
Stock issued for services	(450,000)
Gain on Debt Extinguishment	3,288,909	3,288,909	3,288,909	339,195	129,606	106,224
Other income	53,759	40,598	15,915	2,640	1,814	0
Total adjustment	(154,359,533)	(150,360,724)	(127,447,122)	(31,649,683)	(6,945,348)	(1,945,165)

Total Adjusted Accumulated deficit	$(19,218,065)	$(17,689,992)	$(13,735,172)	$(11,053,787)	$(8,867,912)	$(6,574,352)

(1)	Includes amortization of the GE License agreement of $894,801 for the six-months ended June 30, 2018. And $9,755,534; $7,324,415; $4,865,901; $2,424,160; and $0 for the years ended 2017 through 2013, respectively.

(2)	Primarily represents conversion of Convertible Notes into the Company’s Preferred Stock and Common Stock resulting in a $41,310,119 non-cash loss due to the difference between the conversion rate and the market value at the time of conversion, and a gain of $3,288,909 reflecting the cost basis of the Convertible Notes that were converted into Common Stock during the fourth quarter of 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on or about May 14, 2018, the Company issued Stock Option Agreements representing all unissued grants from April 19, 2017 under the Company’s 2015 Stock Incentive Plan for an aggregate total of options to purchase up to 800,000 shares of Common Stock, and all unissued grants from April 26, 2018 under Company’s 2018 Stock Incentive Plan (the “2018 Plan”) for an aggregate total of options to purchase up to 1,000,000 shares of Common Stock. Also, on or about May 14, 2018, the Company executed a Stock Award Agreement for 100,000 shares of Common Stock granted and vested on April 26, 2018 under the 2018 Plan. As an clarification of the Company’s prior disclosure, as of May 14, 2018, the Company had executed Stock Option Agreements and the Stock Award Agreement for the foregoing grants, but as of the date hereof has not obtained countersignatures from the grantees to all such agreements. On or about May 14, 2018, the Company effectively issued, in the aggregate, options to purchase up to 1,800,000 shares of our Common Stock, with 610,000 of such options having vested on June 30, 2017 with an exercise price of $3.00 per share; 676,667 of such options having vested on December 31, 2017 with exercise prices ranging from $3.00 to $4.00 per share; 100,000 of such options having vested on April 26, 2018 with an exercise price of $3.00 per share; 246,667 of such options vesting on December 31, 2018 with exercise prices ranging from $3.00 to $4.00 per share; and 166,666 of such options vesting on December 31, 2019 with an exercise price of $5.00 per share. No option awards made pursuant to the 2018 Plan may be exercised until the 2018 Plan is approved of a majority of the Company’s shareholders.

Also on or about May 14, 2018, the Company granted non-qualified stock options to purchase up to 600,000 shares of Common Stock under the 2018 Plan at $5.00 per share, to a consultant performing capital fundraising activities for the Company. Pursuant to such grant, options to purchase up to 100,000 of such shares of Common Stock vested on or prior to the date of the grant, with the remaining shares to vest upon the closing of an equity transaction by said consultant in amounts determined based on the size of such equity transaction (specifically, options to purchase shares of Common Stock equal to up to: 200,000 shares for an equity raise of between $20,000,000 and $29,999,999; 300,000 shares for an equity raise of between $30,000,000 and $39,999,999; 400,000 shares for an equity raise of between $40,000,000 and $49,999,999; and 500,000 shares for an equity raise of $50,000,000 or more).

On June 28, 2018, the Company issued 150,000 shares of Common Stock to a financial institution in connection with an extension of the Line of Credit.

The transactions described above were exempt from registration under the Securities Act of 1933, as amended, as transactions not involving a public offering. No proceeds were received in connection with the foregoing transactions.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit	Note
3.1	Articles of Incorporation of the Company, as amended.	(3)
3.2	Certificate Of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock.	(4)
3.3	The Company’s Bylaws	(2)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.

(3)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on November 14, 2016.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on August 15, 2016

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By:	/s/ John P. Campi
John P. Campi
Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)
August 14, 2018

