Form 10-Q
period 2018-09-30
SQL Technologies Corp.
filed 2018-11-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As November 14, 2018, the issuer had 55,094,525 shares of common stock, no par value per share (“Common Stock”), issued and outstanding and 13,456,936 shares of Series A Convertible Preferred Stock, no par value per share (“Series A Preferred Stock”), issued and outstanding.

Unless we have indicated otherwise, or the context otherwise requires, references in this Quarter Report on Form 10-Q to the “Company”, “we”, “us”, and “our” or similar terms are to “SQL Technologies Corp.”

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SQL TECHNOLOGIES CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2018	(Audited) December 31, 2017
Assets

Current assets:
Cash and cash equivalents	$3,149,362	$4,877,720
Accounts receivable	747,574	1,049,965
Inventory	2,390,869	2,352,573
Prepaid expenses	—	61,714
Total current assets	6,287,805	8,341,972

Furniture and equipment, net	141,756	194,872
Patent, net	222,223	204,412
GE trademark license, net	298,265	1,640,466
Other assets	40,934	40,934
Total other assets	703,178	2,080,684

Total assets	$6,990,983	$10,422,656

Liabilities and Stockholders (Deficit)

Current liabilities:
Accounts payable & accrued expenses	$1,067,176	$1,364,446
Notes payable, current portion	5,645,245	70,222
Notes payable, related party	200,000	200,000
GE royalty obligation	1,577,789	10,760,566
Derivative liabilities	17,361,178	19,175,754
Other current liabilities	32,561	42,332
Total current liabilities	25,883,949	31,613,320

Long term liabilities:
GE royalty obligation	4,000,000
Notes payable	—	3,456,732
Total long-term liabilities	4,000,000	3,456,732

Total liabilities	29,883,949	35,070,052

Commitments and contingent liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,936 shares issued and outstanding at September 30, 2018 and December 31, 2017	45,753,569	45,753,569

Stockholders’ deficit:
Common stock: $0 par value, 500,000,000 shares authorized; 53,714,900 and 53,174,900 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	19,201,387	17,581,387
Common stock to be issued	300,000

Additional paid-in capital	89,084,385	80,103,806
Accumulated deficit	(177,196,865)	(168,050,716)
Total Stockholders’ deficit	(68,611,093)	(70,365,523)
Noncontrolling interest	(35,442)	(35,442)
Total Deficit	(68,646,535)	(70,400,965)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$6,990,983	$10,422,656

      The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Operations

For the Three and Nine-Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months		Nine months
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$1,011,811	$1,415,247	$6,412,712	$6,537,343
Cost of Sales	(928,823)	(1,193,371)	(5,233,490)	(5,178,099)
Gross Profit	82,988	221,876	1,179,222	1,359,244
Selling, general and administrative expenses	2,284,813	1,169,623	6,675,494	3,734,785
Depreciation and amortization	469,699	632,770	1,408,992	1,866,323
Total operating expenses	2,754,512	1,802,393	8,084,486	5,601,108
Loss from Operations	(2,671,524)	(1,580,517)	(6,905,264)	(4,241,864)
Other Income / (Expense)
Interest expense	(114,638)	(74,294)	(296,361)	(216,592)
Derivative expenses	(1,159,551)	(663,033)	(2,968,805)	(2,922,061)
Change in fair value of embedded derivative liabilities	354,704	180,782	1,104,480	(12,834,488)
Loss on debt extinguishment - net	—	—	—	(1,260,000)
Gain on exchange	—	4,853	4,578	4,853
Other income	4,295	4,541	12,877	13,371
Total other expense - net	(915,190)	(547,251)	(2,143,231)	(17,214,917)

Net Income (loss) including noncontrolling interest	(3,586,714)	(2,127,768)	(9,048,495)	(21,456,781)
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributed to SQL Technologies Corp.	(3,586,714)	(2,127,768)	(9,048,495)	(21,456,781)

Net Income (Loss) per share - basic and diluted	$(0.068)	$(0.04)	$(0.171)	$(0.44)

Weighted average number of common shares outstanding during the year-
basic and diluted	53,601,164	49,042,833	53,407,648	48,635,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine-months Ended September 30, 2018 and 2017

(Unaudited)

	Nine-Months	Nine-Months
	9/30/2018	9/30/2017
Cash flows from operating activities:
Net income (loss) attributable to SQL Technologies	$(9,043,495)	(21,456,781)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Depreciation expense	53,116	34,943
Provision for bad debts	—	18,995
Amortization of patents	13,675	7,326
Amortization of GE trademark license	1,342,201	1,824,081
Change in fair value of derivative liabilities	(1,104,480)	12,834,488
Derivative expense	2,968,805	2,922,061
Loss on debt extinguishment	—	1,260,000
Stock compensation - related parties	1,020,000
Stock options issued for services - related parties	541,113
Stock issued for services	900,000
GE royalty reduction	4,760,567
Change in operating assets and liabilities:
Accounts receivable	302,391	(282,862)
Prepaid expenses	61,714	41,229)
Inventory	(38,296)	(423,566)
Royalty payable	(9,182,777)	(451,428)
Other	—	191,737
Deferred rent	(9,771)	—
Accounts payable & accrued expenses	(297,271)	253,377
Net cash used in operating activities	(7,717,508)	(3,226,400)
Cash flows from investing activities:
Purchase of property & equipment	—	(143,328)
Payment of patent costs	(31,486)	(48,765)
Net cash used in investing activities	(31,486)	(192,093)
Cash flows from financing activities:
Repayments of convertible notes	—	(200,000)
Payments of contingent consideration		100,000
Proceeds from note payable	2,188,513	2,443,996
Preferred Dividends paid	(97,655)	(119,276)
Repayments of note payable	(70,222)	(1,938,048)
Proceeds from the exercise of options	—	78,000
Proceeds from the exercise of warrants	—	5,000,000
Proceeds from issuance of stock	—	287 ,000
Increase of long term GE royalty obligation	4,000,000	—
Net cash provided by financing activities	6,020,636	5,651,672
Increase (Decrease) cash and cash equivalents	(1,728,358)	2,233,179
Cash and cash equivalents at beginning of period	4,877,720	4,125,888
Cash and cash equivalents at end of period	$3,149,362	$6,359,067

Supplementary disclosure of non-cash financing activities:
Reclassification of derivative liability to additional paid-in-capital	$—	$7,061,434
Gain on debt extinguishment

Supplementary disclosure of cash flow information
Cash paid during the period for:
Interest	$296,361	$214,266

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $3,149,362 and $4,877,720 in cash and cash equivalents as of September 30, 2018, and December 31, 2017, respectively. The Company has deposits in financial institutions which exceeds the amount insured by the FDIC. The amount of uninsured deposits was $2,649,362 at September 30, 2018.

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

The Company’s net balance of accounts receivable at September 30, 2018 and December 31, 2017:

	(Unaudited) September 30, 2018	(Audited) December 31, 2017

Accounts Receivable	$747,574	$1,049,965
Allowance for Doubtful Accounts	—	—
Net Accounts Receivable	$747,574	$1,049,965

All amounts are deemed collectible at September 30, 2018 and December 31, 2017 and accordingly, the Company has not incurred any bad debt expense at September 30, 2018 and December 31, 2017.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	(Unaudited) September 30, 2018	(Audited) December 31, 2017

Inventory finished goods	$1,471,761	$1,887,034
Inventory, component parts	919,109	465,539
Total inventory	$2,390,869	$2,352,573

The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2018, and December 31, 2017, the Company has determined that no allowance is required.

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

GE Trademark License Agreement

The Company entered into a Trademark License Agreement with General Electric on June 15, 2011, as amended on April 17, 2013, August 13, 2014 and September 25, 2018 (collectively, the “License Agreement”), allowing the Company to utilize the “GE trademark” on products which meet the stringent manufacturing and quality requirements of General Electric. As described further in Note 10, the Company is required to pay a minimum trademark licensing fee to General Electric. As of December 31, 2017, the Initial Royalty Obligation was $12,000,000, to be paid in full by November 30, 2018. However, by amendment of the License Agreement on September 25, 2018, the balance of the Initial Royalty Obligation was waived. In consideration, the Company agreed to pay $2,000,000 each year in 2018, 2019 and 2020 (the Minimum Payments”) for a total of $6,000,000. The Minimum Payments will be offset against quarterly royalty payments based on a percent of sales. Under SFAS 142 “Accounting for Certain Intangible Assets” the Company has recorded the value of the License Agreement and will amortize it over the life of the License Agreement, which is 60 months. The Company determined an impairment adjustment of $600,000 was necessary for the year ended 2017.

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

Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stocks, common stock equivalents and potentially dilutive securities outstanding during each period.

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the nine-months ended September 30, 2018 and 2017, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company has the following Common Stock equivalents at September 30, 2018 and December 31, 2017:

	(Unaudited) September 30, 2018	(Audited) December 31, 2017
Stock Warrants (Exercise price - $0.375 - $3.50/share)	7,703,174	8,419,924
Stock Options (Exercise price $0.375 - $5.00/share)	7,075,000	4,875,000
Total	14,778,174	13,294,924

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

In February 2016, the FASB issued an accounting standard update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements. Based on the lease portfolio as of September 30, 2018, we do not expect the Company to have a material impact on its consolidated financial statements.

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

NOTE 3 FURNITURE AND EQUIPMENT

Furniture, fixtures, and equipment consisted of the following:

	(Unaudited) September 30,	(Audited) December 31,
	2018	2017
Machinery and equipment	$31,456	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	207,016	207,016
Leasehold improvements	30,553	30,553
Total	311,930	311,930
Less: accumulated depreciation	(170,174)	(117,058)
Total, net	$141,756	$194,872

Depreciation expense amounted to $17,705 and $53,116 for the three and nine-months ended September 30, 2018, respectively; and $19,539 and $34,943 for the three-months and nine-months ended September 30, 2017, respectively.

NOTE 4 INTANGIBLE ASSETS

Intangible assets (patents) consisted of the following:

	(Unaudited) September 30, 2018	(Audited) December 31, 2017

Patents	$275,868	$244,382
Less: Impairment Charges	—	—
Less: accumulated amortization	(53,645)	(39,970)
Total, net	$222,223	$204,412

Amortization expense associated with patents amounted to $4,594 and $13,675 for the three and nine-months ended September 30, 2018, respectively; and $2,221 and $7,326 for the three and nine-months ended September 30, 2017, respectively.

Assuming no impairment, the following table sets forth the estimated amortization expense for future periods based on recorded amounts as at September 30, 2018:

Year Ending December 31
2018	$4,594
2019	18,375
2020	18,375
2021	18,375
2022	18,375
2023 and Thereafter	144,129
Total	$222,223

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

NOTE 5 GE TRADEMARK LICENSE AGREEMENT

The License Agreement with General Electric is amortized through its expiration in November 2018, as follows:

	(Unaudited) September 30, 2018	(Audited) December 31, 2017
GE Trademark License	$12,000,000	$12,000,000
Less: Impairment charges	—	(600,000)
Less: accumulated amortization	(11,701,735)	(9,759,534)
Total, net	$298,265	$1,640,466

Amortization expense associated with the License Agreement amounted to $447,400 and $1,342,201 for the three and nine-months ended September 30, 2018, respectively; and $611,037 and $1,824,081 for the three and nine-months ended 2017, respectively. The Company determined an impairment adjustment of $600,000 was necessary for the year ended 2017.

Assuming no impairment, the following table sets forth the estimated amortization expense for future periods based on recorded amounts as at September 30, 2018:

Year Ending December 31
2018	$298,265
Thereafter
Total	$298,265

NOTE 6 DEFERRED LEASE CREDITS

Cash or rent abatements received upon entering certain office leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion is included in Deferred Lease Credits, which are included in other current liabilities. As of September 30, 2018, and December 31, 2017 the deferred credits were $32,561 and $42,332, respectively. Deferred Rent amortization was $3,069 and $6,139 for the three and nine-months ended September 30, 2018, respectively; and $3,875 and $(16,673) for the three and nine-months ended September 30, 2017, respectively.

NOTE 7 NOTES PAYABLE

At September 30, 2018 and December 31, 2017, the Company had a note payable to a bank in the amount of $0.00 and $70,222, respectively. The note bore interest at prime plus 1.5% and matured on August 28, 2018. The note was secured by the assets of the Company and personal guarantees by a shareholder and an officer of the Company and was fully paid at the maturity date

On April 13, 2016, the Company entered into a Line of Credit Promissory Note with a third party (the “Line of Credit”), as amended and extended, in the principal sum of up to ten million U.S. Dollars (US $10,000,000) to support purchase orders, inventory and general working capital needs. The Company may draw and/or repay this Line of Credit from time to time until the maturity hereof. The Line of Credit provides for monthly payments of interest at nine percent (9%) per annum on outstanding principal and matures on January 10, 2019, at which time the full principal amount and accrued but unpaid interest become due.

The Line of Credit is secured by the assets of the Company. As of September 30, 2018, and December 31, 2017, the outstanding balance on this note was $5,645,245 and $3,456,732, respectively.

The Company received a $500,000 loan from a related party in January 2016. The note is on demand and carries interest of 12%. As of September 30, 2018, the outstanding balance is $200,000.

Principal payments due under the terms of the notes described above are as follows:

Principal Due in Next 12 months
2018	$200,000
2019	5,645,245
$5,845,245

NOTE 8 CONVERTIBLE DEBT

The Company has recorded derivative liabilities associated with convertible debt instruments, as more fully discussed at Note 9.

	Third Party	Related Party	Totals
Balance December 31, 2015	$3,989,950	$50,000	$4,039,950
Add: Amortization of Debt Discount	474,283	0	474,283
Less Repayments/Conversions	(4,314,233)	—	—
Balance December 31, 2016	150,000	50,000	200,000
Add: Amortization of Debt Discount	—	—	—
Less Repayments/Conversions	(150,000)	(50,000)	(200,000)
Balance December 31, 2017	$—	$—	$—

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

NOTE 9 DERIVATIVE LIABILITIES

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as:

	(Unaudited) September 30, 2018	(Audited) December 31, 2017
Balance Beginning of period	$19,175,754	$24,083,314
Reclassification of derivative liabilities to additional paid in capital related to warrants exercised that ceased being a derivative liability	(1,883,844)	(13,229,681)
Fair value at the commitment date for options granted	2,968,805	2,036,621
Fair value mark to market adjustment - stock options	(108,464)	12,376,571
Fair value mark to market adjustment – warrants	(996,014)
Reclassification of derivative liability to Additional Paid in Capital due to share reservation		(6,091,070)
Balance at end of period	$17,361,180	$19,175,754

The Company recorded a change in the value of embedded derivative liabilities income/ (expense) of $1,104,480 and ($12,834,488) for the nine-months ended September 30, 2018 and 2017, respectively.

The Company recorded derivative expense of ($2,968,805) and ($2,922,061) for the nine-months ended September 30, 2018 and 2017, respectively.

	Commitment Date	Recommitment Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term	0.90 – 9.56 years	0.16 – 8.56 years
Risk Free Interest Rate	0.76%-2.40%	2.23%-3.09%

NOTE 10 GE ROYALTY OBLIGATIONS

On June 15, 2011, the Company entered into the License Agreement with General Electric, pursuant to which the Company has the right to market certain ceiling light and fan fixtures displaying the GE brand. The Company and GE subsequently amended the License Agreement on April 17, 2013, August 13, 2014 and on September 25, 2018. The License Agreement imposes certain manufacturing and quality control conditions that the Company must maintain in order to continue to use the GE brand. The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable to the License Agreement; however, none were applicable as of September 30, 2018 and December 31, 2017.

On August 13, 2014, the Company entered into a second amendment to the License Agreement pertaining to its royalty obligations and having a term ending on November 20, 2018. Under the terms of the amendment, the Company agreed to pay to General Electric a minimum trademark license fee of $12,000,000 by November 30, 2018 (the “Initial Royalty Obligation”) for the rights assigned in the original contract. The amendment provided that, if the Company did not pay to GE royalties equal to the Initial Royalty Obligation over the term of the License Agreement, the Company would owe the difference to GE in December 2018.

The Company is expanding its relationship with GE to collaborate on mutual capabilities, and in September 2018, the Company entered into a third amendment to the License Agreement, expanding its product range, including smart, and adding additional global territory rights. The License Agreement was extended for an additional five years and expires on November 30, 2023. The approximate remaining $10,000,000 Initial Royalty Obligation that was due on November 30, 2018 was waived by the amendment. In consideration, the Company agreed to pay $2,000,000 each year in 2018, 2019 and 2020 (the “Minimum Payments”) for a total of $6,000,000. The Minimum Payments will be offset against the royalty payments made to GE during the respective year, as set forth below.

Royalty payments are due quarterly, based upon the prior quarters’ sales. Royalty payments will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

The Company made payments of $55,625 and $422,211 for the three and nine-months ended September 30, 2018, respectively; and payments of $218,933 and $356,017 for the three and nine-months ended September 30, 2017, respectively.

As of September 30, 2018, the outstanding balance of the aggregate Minimum Payment was $5,577,789. As of December 31, 2017, the outstanding balance of the Initial Royalty Obligation was $10,760,566.

NOTE 11 STOCKHOLDERS DEFICIT

(A)       Common Stock

For the nine-months ended September 30, 2018 and year ended December 31, 2017, the Company issued the following Common Stock:

Transaction Type		Quantity (shares)	Valuation ($)	Range of Value Per Share

2017 Equity Transactions
Common Stock Offering	(1)	69,667	$209,000	3.00

Common Stock Issued per Exercise of Warrants	(2)	1,666,667	5,000,000	3.00

Common Stock Issued per Exercise of Options	(3)	30,000	78,000	2.60

Common Stock Issued for the cashless exercise of Warrants	(4)	4,132,068	0	0.0

Total 2017 Equity Transactions		5,898,402	$5,287,000	$2.60-3.00

Common Stock Issued per Employee Agreement	(5)	240,000	720,000	3.00

Common Stock issued Per Agreement	(6)	300,000	900,000	3.00

Total 2018 Equity Transactions		540,000	$1,620,000	$3.00

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

(6)       Common Stock Issued in Connection with Agreements

In June 2018, the Company issued 150,000 shares of Common Stock, with a total fair market value of $450,000, to a financial institution in exchange of extending the revolving Line of Credit.

In September 2018, the Company issued another 150,000 shares of Common Stock, with a total fair market value of $450,000, to a financial institution in exchange of extending the revolving line of credit.

(B)       Common Stock and Options to be Issued

For the nine-months ended September 30, 2018, the Company had not yet issued 100,000 shares of Common Stock in connection with a stock award agreement issued pursuant to the 2018 Plan. The issuance was related to stock compensation to an employee of the Company.

Also, on or about May 14, 2018, the Company granted non-qualified stock options to purchase up to 600,000 shares of Common Stock under the 2018 Plan at $5.00 per share, to a consultant performing capital fundraising activities for the Company. Pursuant to such grant, options to purchase up to 100,000 of such shares of Common Stock vested on or prior to the date of the grant, with the remaining shares to vest upon the closing of an equity transaction by said consultant in amounts determined based on the size of such equity transaction. The Company has not yet executed a stock option agreement

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

In accordance with the August 2016 Elections (see Note 8), the Company has issued 13,456,932 shares of 6% Preferred Stock in exchange for Notes having a principal balance of $3,364,234. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of Common Stock. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at USD $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The stock was valued based upon the value of shares of Common Stock publicly traded nearest the conversion date. During the year ended December 31, 2017 the Company paid dividends in the amount of $149,737 to the Preferred Stock shareholders.

Redeemable preferred stock subject to redemption: $0 par value; 20,000,000 shares authorized; 13,456,932 at December 31, 2017 and September 30, 2018.

(D)       Stock Options

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Balance, December 31, 2016	1,350,000	$0.767	7.81	$3,015,000
Exercised	(30,000)	2.600	—	(78,000)
Granted and Issued	3,555,000	1.307	7.21	6,230,250
Forfeited/Cancelled	—	—	—	—
Balance, December 31, 2017	4,875,000	$1.150	7.15	$9,167,250
Exercised/Expired	(200,000)	(.375)	—	75,000
Granted	2,400,000	3.563	6.77	—
Forfeited/Cancelled	—	—	—	—
Balance, September 30, 2018	7,075,000	$1.99	6.88	$9,242,250

The Company has issued, or the Company’s Board of Directors has authorized grants of, options, some of which have vested, to purchase shares of Common Stock through its 2015 Plan and/or 2018 Plan. The Company has issued options to purchase, in the aggregate, up to 7,075,000 shares of options to purchase shares of Common Stock, in conjunction with its 2015 Plan, 2018 Plan, agreements or otherwise. The Company has reserved 6,061,667 shares with the transfer agent for the future issuance for shares of Common Stock associated with options issued.

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

During the nine-months ended September 30, 2018, the Company recognized $541,113 of compensation expense related to the vesting of options. The expense computation is based on 185,001 shares of options at its fair value. The fair value of stock option is estimated using the Binomial valuation method in the range of $2.9131 and $2.9362.

(E)       Warrants Issued

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	13,555,651	$0.72	1.5
Issued	898,040	3.31	4.63
Exercised	(6,033,767)	(3.00)	—
Cancelled/Forfeited	—	—	—
Balance, December 31, 2017	8,419,924	$1.64	2.42

Issued	—	—	—
Exercised/Expired	(716,750)	(0.375)	—
Cancelled/Forfeited	—	—	—
Balance, September 30, 2018	7,703,174	$1.186	0.77

(F)       2015 Stock Plan

On April 27, 2015, the Board approved the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), and effective July 31, 2016, a majority of the Company’s shareholders approved the 2015 Plan. Under the 2015 Plan, the Board has the sole authority to implement, interpret, and/or administer the 2015 Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the 2015 Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the 2015 Plan to an officer of the Company. The 2015 Plan relates to the issuance of up to 5,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the 2015 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the 2015 Plan will be nonqualified options not intended to qualify as Incentive Stock Options ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options described. The 2015 Plan further provides that awards granted under the 2015 Plan cannot be exercised until a majority of the Company’s shareholders have approved the 2015 Plan, which. The 2015 Plan became effective July 31, 2016. As of September 30, 2018, up to 15,000 shares of Common Stock are available for issuance (not granted) under the 2015 Plan.

(G)       2018 Stock Plan

On April 26, 2018, the Board approved the Company’s 2018 Stock Incentive Plan (the “2018 Plan”). Under the 2015 Plan, the Board has the sole authority to implement, interpret, and/or administer the 2018 Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the 2018 Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the 2018 Plan to an officer of the Company. The 2018 Plan relates to the issuance of up to 5,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the 2015 Plan are intended to qualify as ISOs, while other options granted under the 2015 Plan will be Nonqualified Option, either or both as provided in the agreements evidencing the options described. The 2018 Plan further provides that awards granted under the 2018 Plan cannot be exercised until a majority of the Company’s shareholders have approved the 2018 Plan, which has not yet occurred. As of September 30, 2018, up to 3,300,000 shares of Common Stock are available for issuance (not granted) under the 2018 Plan.

NOTE 12 COMMITMENTS

(A)       Operating Lease

In June 2017, the Company entered into an operating lease for its Georgia location which expires on September 30, 2020. We recognize rent expense under such arrangements on a straight-line basis.

On September 27, 2018 the Company entered into two separate residential leases near the Florida office for two of its employees. The term for each lease is 12 months and, each lease carries a rent of $2,000 per month. The collective rent payment is $4,000 per month and will reduce travel costs for the Company.

Minimum future rent obligations are approximately as follows:

Minimum
Year	Obligation
2018	$19,326
2019	78,467
2020	60,320
$158,113

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

Under the Campi Agreement, Mr. Campi earned approximately $42,294 and $124,593 for the three and nine-months ended September 30, 2018, respectively; and $44,664 and $91,378 for three and nine-months ended September 30, 2017, respectively.

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

Under the Chairman’s Agreement, Mr. Kohen earned approximately $97,515 and $247,265 for the three and nine-months ended September 30, 2018, respectively; and $95,654 and $245,053 for three and nine-months ended September 30, 2017, respectively.

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

Under the Wells Agreement, Mr. Wells earned approximately $67,294 and $199,593 for the three and nine-months ended September 30, 2018, respectively; and $71,333 and $144,970 for three and nine-months ended September 30, 2017, respectively.

(E)       Employment Agreement – Chief Operating Officer

Patricia Barron entered into a three-year Executive Employment Agreement, effective as of September 1, 2016 (the “Barron Agreement”). Under the terms of the Barron Agreement, Ms. Barron will receive (a) an annual salary of $120,000, and (b) incentive compensation equal to one-quarter of one percent (0.25%) of net revenue, paid in cash on a quarterly basis. In addition, The Board granted Ms. Barron (i) options to purchase up to 200,000 shares of Common Stock at $0.60 per share, which vested on November 15, 2015; (ii) options to purchase up to 150,000 shares of Common Stock at $1.20, which vested on November 15, 2016; and (iii) options to purchase up to 150,000 shares of Common Stock at $1.80, which will vest on November 15, 2017.

Under the Barron Agreement, Ms. Barron earned approximately $39,169 and $116,468 for the three and nine-months ended September 30, 2018, respectively; and $36,670 and $77,340 for three and nine-months ended September 30, 2017, respectively.

NOTE 13 SUBSEQUENT EVENTS

On October 18, 2018, the Company issued 333,374 shares of Common Stock to three holders of its Common Stock Purchase Warrants dated September 3, 2013, following the Company’s receipt of notice of exercise thereof on or prior to September 2, 2018. Said Common Stock Purchase Warrants were exercised at a price per share equal to $0.375, resulting in aggregate gross proceeds of $125,015.25.

On October 18, 2018, the Company issued 46,250 shares of Common Stock upon receipt of a notice to exercise a Common Stock Purchase Warrant, dated June 25, 2014, on a cashless basis, based on a price of $5.00 per share as previously offered to holders of Common Stock Purchase Warrants issued on the same date and under the same terms.

On October 30, 2018, the Company issued 1,000,000 shares of Common Stock to a holder of its Common Stock Purchase Warrant dated May 10, 2016, following the Company’s receipt of notice of exercise thereof on October 23, 2018. Said Common Stock Purchase Warrant was exercised at a price per share equal to $3.00, resulting in aggregate gross proceeds to the Company of $3,000,000.

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

Results of Operations - For the Three-Months Ended September 30, 2018 Compared to the Three-Months Ended September 30, 2017

	For the Three-Months Ended- (Unaudited)
	September 30, 2018	September 30, 2017	$ Change	% Change

Revenue	$1,011,811	$1,415,247	$(403,436)	(28.5%)
Cost of Sales	(928,823)	(1,193,371)	(264,548)	(22.2%)
Gross Profit	82,988	221,876	(138,888)	(62.6%)
Selling, general and administrative expenses	2,284,813	1,169,623	1,115,190	95.3%
Depreciation and amortization	469,699	632,770	(163,071)	(25.7%)
Total operating expenses	2,754,512	1,802,393	952,119	52.8%
Loss from Operations	(2,671,524)	(1,580,517)	1,091,007	69.0%
Other Income / (Expense)
Interest expense	(114,638)	(74,294)	(40,344)	54.3%
Derivative expenses	(1,159,551)	(663,033)	(496,518)	74.9%
Change in fair value of embedded derivative liabilities	354,704	180,682	174,022	96.3%
Loss on debt extinguishment - net
Gain on exchange		4,853	(4,853)	(100%)
Other income	4,295	4,541	(246)	(5.4%)
Total other expense - net	(915,190)	(547,251)	367,939)	67.2%

Net Income (loss) including noncontrolling interest	(3,586,714)	(2,127,768)	1,458,946	68.6%
Less: net loss attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributed to SQL Technologies Corp.	(3,586,714)	(2,127,768)	1,458,946	68.6%

Net Income (Loss) per share - basic and diluted	$(0.068)	$(0.04)	$0.028	68.8%

Revenue

Net revenue was $1,011,811 for the three-months ended September 30, 2018 compared to revenue of $1,415,247 for the three-months ended September 30, 2017. The Company is in the process of transitioning its product mix to incorporate its proprietary smart technology.

Cost of Sales

We had a cost of sales of $928,823 for the three-months ended September 30, 2018, as compared to $1,193,371 for the same period in 2017.  The decrease is associated with the decrease in revenue resulting from the transitioning of its product mix to incorporate its proprietary smart technology.

Gross Profit

We had gross profit of $82,988 for the three-months ended September 30, 2018 as compared to gross profit of $221,876 for the same period in 2017. The reduction in gross profit as a percent of revenue for the current year third quarter is primarily due to the transitioning of the Company’s product mix to its smart technology.

Selling, General and Administrative Expenses

Selling, general and administrative expense (SG&A) increased $952,119 to $2,754,512 during the three-months ended September 30, 2018 from $1,802,393 for the three-months ended September 30, 2017.

The increase was primarily due to non-cash stock compensation charges of $629,638.

Loss from Operations

Loss from operations increased $1,091,007 to $2,671,524 during the three-month period ended September 30, 2018, from $1,580,517 for the same period in 2017. The increased loss was primarily due to the non-cash charges in SG&A, as described above, and a decrease of gross profit of $138,888.

Other Income (Expense)

Total other expenses, mostly non-cash amortization charges, increased $367,939 to $915,190 for the three-month period ended September 30, 2018. The increase is primarily due to non-cash derivative charges totaling $1,159,551 during the third quarter of 2018 compared to $663,033 during the same period in 2017.

Net Loss and Net Loss per Share

The Company incurred a net loss for the three-month period ended September 30, 2018 of $3,586,714, or $0.068 per share, as compared to net loss of $2,127,768 or $0.040 per share the three-month period ended September 30, 2017.

Results of Operations - For the Nine-months ended September 30, 2018 Compared to the Nine-months Ended September 30, 2017

	For the Nine-Months Ended- (Unaudited)
	September 30, 2018	September 30, 2017	$ Change	% Change

Revenue	$6,412,712	$6,537,343	$(124,631)	(1.9)%
Cost of Sales	(5,233,490)	(5,178,099)	55,391	1.1%
Gross Profit	1,179,222	1,359,244	(180,022)	(13.2%)
Selling, general and administrative expenses	6,675,494	3,734,785	2,940,709	78.7%
Depreciation and amortization	1,408,992	1,866,323	(457,331)	(24.5%)
Total operating expenses	8,084,486	5,601,108	2,483,378	44.3%
Loss from Operations	(6,905,264)	(4,241,864)	(2,663,400)	62.8%
Other Income / (Expense)
Interest expense	(296,361)	(216,592)	79,769	36.9%
Derivative expenses	(2,968,805)	(2,922,061)	46,744	1.6%
Change in fair value of embedded derivative liabilities	1,104,480	(12,834,488)	(13,938,968)	(108.6%)
Loss on debt extinguishment - net	0	(1,260,000)	(1,260,000)	(100.0%)
Gain on exchange	4,578	4,853	(275)	(5.7%)
Other income	12,877	13,371	(494)	(3.7%)
Total other expense - net	(2,143,231)	17,214,917)	15,071,686	(87.6%)

Net Income (loss) including noncontrolling interest	(9,048,495)	(21,456,781)	(12,408,286)	(57.8)%
Less: net loss attributable to noncontrolling interest	—	—	—
Net income (loss) attributed to SQL Technologies Corp.	(9,048,495)	(21,456,781)	(12,408,286)	(57.8)%

Net Income (Loss) per share - basic and diluted	$(0.171)	$(0.44)	$(0.269)	(61.1)%

Revenue

The Company reported net revenue of $6,412,712 for the nine-months ended September 30, 2018. This compares to net revenue of $6,537,343 for the nine-months ended September 30, 2017. The Company is in the process of transitioning its product mix to incorporate its proprietary smart technology.

Cost of Sales

Cost of sales was $1,078,367 for the nine-months ended September 30, 2018, as compared to $1,359,244 for the same period in 2017.

Gross Profit

Gross profit was $1,179,222 for the nine-months ended September 30, 2018 as compared to gross profit of $1,359,244 for the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense (SG&A) increased $2,483,378 to $8,084,486 during the nine-months ended September 30, 2018, from $5,601,108 for the nine-months ended September 30, 2017.

The increase was primarily due to non-cash stock compensation charges of $2,461,113.

Loss from Operations

Loss from operations increased $2,663,400 to $6,905,264 during the nine-month period ended September 30, 2018, from $4,241,864 for the same period in 2017. The increased loss was primarily due to the non-cash charges in SG&A.

Other Income (Expense)

Total other expenses, mostly non-cash charges, decreased $15,071,686 to $2,143,231 for the nine-month period ended September 30, 2018. This decrease is primary attributed to a $13,938,968 positive impact related to the Change in Fair Value of Embedded Derivatives to a positive $1,104,480 from a charge of $12,834,488 for the nine-month period ended September 30, 2018 and 2017, respectively.

Additionally, the Company’s interest expense increased by $79,769 to $296,361 for the nine-month period ended September 30, 2018, from $216,595 for the nine-month period ended September 30, 2017. The increase is due to the increased average balance on the line of credit and the increased interest rate.

Net Loss and Net Loss per Share

The Company incurred a net loss for the nine-month period ended September 30, 2018 of $9,048,495, or $0.171 per share, as compared to net loss of $21,456,781or $0.44 per share the nine-month period ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, the Company had $3,149,362 in cash and cash equivalents. As the Company continues to develop its revenue base, it has raised additional funds through the sale of its Common Stock and arranged a $10,000,000 Line of Credit to support the Company’s working capital needs. As of September 30, 2018, the Company had $4,354,755 available under the Line of Credit, which expires January 10, 2019. The Company may need to raise additional capital or arrange alternative financing to replace the expiring facility and fund its working capital needs. It currently has no such financing commitment in place.

For the nine-month period ended September 30, 2018, the Company used $3,298,295 of net cash for operations, after adjusting for a non-cash adjustment of $4,422,209 for the GE License Agreement (unadjusted usage was $7,717,508). This compares with $3,226,400 used for the same period in 2017.

For the nine-month period ended September 30, 2018, the Company used $31,486 for investing activities as compared with $192,093 used for the same period in 2017. The investments in 2018 were for patents costs. In 2017 the investments consisted of $48,765 for patents and $148,328 for the purchase of equipment.

Cash flows provided from financing activities amounted to $6,020,636 in cash and cash equivalents for the for the nine-month period ended September 30, 2018, which includes a $4,000,000 reduction in royalty payments as a result of the amended GE License Agreement. This compares with $5,651,672 during the same period in 2017, which includes $5,000,000 cash proceeds from the exercise of warrants.

As a result of the above operating, investing and financing activities, the Company’s cash and cash equivalents for the nine-month ended September 30, 2018 decreased $1,728,358 compared to an increase in cash and cash equivalents of $2,233,179 during the same period in 2017. The Company had $3,149,362 in cash and cash equivalents at September 30, 2018, as compared to $6,359,067 at September 30, 2017.

The Company had a working capital deficit of $19,596,144 as of September 30, 2018, as compared to $23,271,348 as of December 31, 2017, which includes $17,361,178 and $19,175,754 in derivative liabilities, respectively.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Nine-months Ended September 30,
	2018	2017
Adjusted EBITDA reconciliation to Net Income (Loss):
Net (loss) income	$(9,048,495)	$(21,456,781)
Other Income / (Expense)
Stock compensation – related parties	(1,020,000)
Stock options issued – related parties	(541,113)
Depreciation and amortization (1)	(1,408,992)	(1,885,345)
Interest expense	(296,361)	(216,592)
Derivative expenses	(2,968,805)	(2,922,061)
Change in fair value of embedded derivative liabilities	1,104,480	(12,834,488)
Loss on debt extinguishment – net (2)		(1,260,000)
Stock issued for services	(900,000)
Gain on exchange	4,578	4,853
Other income	12,877	13,371
Total adjustment	(6,013,336)	(19,100,262)

Adjusted EBITDA	(3,035,159)	(2,356,519)

Net Income (Loss) per share - basic and diluted	$(0.057)	(0.048)

The following table presents a reconciliation of Adjusted Accumulated deficit reconciliation for each of the periods presented:

	Nine-months Ended	Year Ended December 31,
Account	9/30/2018	2017	2016	2015	2014	2013

Adjusted Accumulated deficit reconciliation to Net Income (Loss):
Accumulated deficit	$(177,196,865)	$(168,050,716)	$(141,182,294)	$(42,703,470)	$(15,813,260)	$(8,519,517)

Other Income / (Expense)
Depreciation and amortization (1)	(11,315,958)	(9,906,965)	(7,409,557)	(4,926,954)	(2,457,705)	(2,689)
Loss on impairment	(600,000)	(600,000)
Interest expense	(2,562,278)	(2,265,917)	(1,971,183)	(990,317)	(516,839)	(27,669)
Derivative expenses	(14,371,873)	(11,403,068)	(11,403,068)	(1,724,678)	(1,724,678)	(1,156,193)
Change in fair value of embedded derivative liabilities	(76,111,388)	(77,215,868)	(62,802,676)	(19,168,194)	248,102	34,181
Loss on debt extinguishment, net (2)	(42,402,067)	(42,402,067)	(41,142,067)	(12,731)	(12,731)	(12,731)
Warrant expense	(1,869,358)	(1,869,358)
Option expense	(2,544,706)	(2,003,593)
Amortization of Debt Discount	(4,164,687)	(4,164,687)	(4,164,687)	(4,164,687)	(1,782,646)	(132,330)
Common stock issued for service	(2,249,750)	(1,229,750)	(1,229,750)	(375,000)	(201,312)	(125,000)
Founder shareholders	(562,500)	(562,500)	(562,500)	(562,500)	(562,500)	(562,500)
Gain on debt settlement	(66,458)	(66,458)	(66,458)	(66,458)	(66,458)	(66,458)
Stock issued for services	(900,000)
Gain on Debt Extinguishment	3,288,909	3,288,909	3,288,909	339,195	129,606	106,224
Other income	58,054	40,598	15,915	2,640	1,814	0
Total adjustment	(156,374,060)	(150,360,724)	(127,447,122)	(31,649,683)	(6,945,348)	(1,945,165)

Total Adjusted Accumulated deficit	$(20,822,805)	$(17,689,992)	$(13,735,172)	$(11,053,787)	$(8,867,912)	$(6,574,352)

(1)	Includes amortization of the GE License agreement of $1,342,201 for the nine-months ended September 30, 2018. And $9,755,534; $7,324,415; $4,865,901; $2,424,160; and $0 for the years ended 2017 through 2013, respectively.
(2)	Primarily represents conversion of Convertible Notes into the Company’s Preferred Stock and Common Stock resulting in a $41,310,119 non-cash loss due to the difference between the conversion rate and the market value at the time of conversion, and a gain of $3,288,909 reflecting the cost basis of the Convertible Notes that were converted into Common Stock during the fourth quarter of 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2018, the Company issued 150,000 shares of Common Stock to a financial institution in connection with an extension of the Line of Credit.

On October 18, 2018, the Company issued 333,374 shares of Common Stock to three holders of its Common Stock Purchase Warrants dated September 3, 2013, following the Company’s receipt of notice of exercise thereof on or prior to September 2, 2018. Said Common Stock Purchase Warrants were exercised at a price per share equal to $0.375, resulting in aggregate gross proceeds of $125,015.25.

On October 18, 2018, the Company issued 46,250 shares of Common Stock upon receipt of a notice to exercise a Common Stock Purchase Warrant, dated June 25, 2014, on a cashless basis, based on a price of $5.00 per share as previously offered to holders of Common Stock Purchase Warrants issued on the same date and under the same terms.

On October 30, 2018, the Company issued 1,000,000 shares of Common Stock to a holder of its Common Stock Purchase Warrant dated May 10, 2016, following the Company’s receipt of notice of exercise thereof on October 23, 2018. Said Common Stock Purchase Warrant was exercised at a price per share equal to $3.00, resulting in aggregate gross proceeds to the Company of $3,000,000.

The transactions described above were exempt from registration under the Securities Act of 1933, as amended, as transactions not involving a public offering. All proceeds received in connection with the foregoing exercises of Common Stock Purchase Warrants will be used for general working capital purposes. No commissions or fees were paid in connection with said exercises.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On June 15, 2011, the Company and General Electric entered into a Trademark License Agreement, as previously amended on April 17, 2013 and August 13, 2014 (the “License Agreement”), pursuant to which the Company has the right to market certain ceiling light and fan fixtures displaying the GE brand. In September 2018, the Company entered into a third amendment to the License Agreement, expanding its product range, including smart technologies, and adding additional global territory rights. The License Agreement was extended for an additional five years and expires on November 30, 2023. The approximate remaining $10,000,000 Initial Royalty Obligation that was due on November 30, 2018 was waived by the amendment. In consideration, the Company agreed to pay $2,000,000 each year in 2018, 2019 and 2020 (the “Minimum Payments”) for a total of $6,000,000. The Minimum Payments will be offset against the royalty payments made to GE during the respective year, and paid quarterly.

Item 6. Exhibits

No.	Description of Exhibit	Note
3.1	Articles of Incorporation of the Company, as amended.	(3)
3.2	Certificate Of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock.	(4)
3.3	The Company’s Bylaws	(2)
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Financial and Accounting Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended September 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the SEC on August 1, 2014 and, declared effective on October 22, 2014.
(3)	Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the SEC on November 14, 2016.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By:	/s/ John P. Campi
John P. Campi
Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)
August 14, 2018

