Form 10-K
period 2021-12-31
SQL Technologies Corp.
filed 2022-03-08
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-41276

SQL TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Florida	46-3645414
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2855 W. McNab Road

Pompano Beach, Florida 33069
(Address, including zip code, of principal executive offices)

(855)759-7584
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	SKYX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The Nasdaq Stock Market LLC on February 10, 2022.

As of February 25, 2022, the registrant had 77,092,905 shares of common stock, no par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) of SQL Technologies Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;

●	our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations;

●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies;

●	our ability to raise additional financing to support our operations as needed;

●	our ability to comply with the terms of, and timely repay, our current debt financing;

●	the impact of the COVID-19 pandemic on our business and operations;

●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;

●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;

●	any downturn in the cyclical industries in which our customers operate;

●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;

●	our ability to comply with regulations relating to applicable quality standards;

●	our ability to maintain our License Agreement (defined below) with General Electric (“GE”);

●	our ability to maintain, protect and enhance our intellectual property;

●	the potential outcome of any legal proceedings;

●	our ability to successfully sell and distribute our products and technologies;

●	our ability to retain key executives and qualified personnel;

●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;

●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;

●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price;

●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;

●	the potential impact of natural disasters and other catastrophic events, such as the COVID-19 pandemic;

●	risks related to ownership of our common stock;

●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and

●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

You should refer to the “Risk Factors” section of this Form 10-K for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations and financial condition, all of which are more fully described in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business, as it does not address all of the risks that we face.

●	We have a history of operating losses, will likely incur losses in the future and may be unable to generate sufficient revenue to support our operations.

●	If we are unable to successfully launch our smart products and technologies, integrate them with third-party products and technologies, further develop them to include new features and to respond to customer demands, or otherwise are unable to realize our product strategy or compete in our industry, our business, results of operations and financial condition would be adversely affected.

●	Our success depends on our ability to develop, expand and manage our operations and effectively and timely develop and implement our strategic business initiatives, which may include engaging in strategic transactions, including acquisitions, which involves substantial risks.

●	We may need to raise additional financing to support our operations, and any inability to do so may adversely affect or terminate our operations. We also face risks related to our current debt financing.

●	Our business has been, and could continue to be, negatively impacted by the COVID-19 pandemic.

●	We depend on a limited number of third-party manufacturers and suppliers.

●	The loss of any significant customers, or the loss of our License Agreement with GE, could materially adversely affect us.

●	We face substantial risks relating to our intellectual property, including any inability to protect our intellectual property, potential litigation and the expiration or loss of patent protection and licenses.

●	We could face significant liabilities or may be subject to legal claims that could adversely affect our business and financial condition.

●	We have limited product distribution experience and expect to rely on third parties, who may not successfully sell our products.

●	We will incur increased costs as a result of operating as a public company.

●	Our future success depends on our ability to retain key executives and qualified personnel.

●	Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could negatively impact us.

●	Unstable market and economic conditions, as well as natural disasters, geopolitical events and other highly disruptive events, such as the COVID-19 pandemic, could materially adversely affect us.

●	Unauthorized breaches or failures in cybersecurity measures adopted by us or third parties on which we rely and/or are included in our products and technologies, or any disruption to our cloud-based infrastructure, could have a material adverse effect on our business.

●	Our executive officers, directors, principal stockholders and their affiliates will exercise significant influence over us.

●	We are a smaller reporting company, and we cannot be certain whether the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

●	Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

PART I

ITEM 1. BUSINESS

Our Mission

As electricity is a standard in every home and building, our mission is to make homes and buildings become safe-advanced and smart as the standard.

Overview

Sky Technologies has a series of highly disruptive advanced-safe-smart platform technologies, with over 60 U.S. and global patents and patent pending applications. Our technologies place an emphasis on high quality and ease of use, while significantly enhancing both safety and lifestyle in homes and buildings. We believe that our products are a necessity in every room in both homes and other buildings in the U.S. and globally.

Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in, into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology, eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years we have developed prototypes that expand the capabilities of our power-plug product, to include advanced safe and quick universal installation methods, as well as advanced smart capabilities, which are currently in the third and final prototype stage prior to launching. The smart features contained in the final prototype include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy (“BLE”) and voice control connections. The SkyHome App will allow scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more.

We believe that due to safety, convenience, cost, and time that all hard-wired electrical products, such as light fixtures, ceiling fans and other products, should become plug and play and smart, as the standard, enabling consumers to plug their fixtures and control them through their smart phones at any time.

Our second-generation technology, which is in the second stage prototype, is an all-in-one safe and smart advanced platform (the “Smart Sky Platform”) that is designed to enhance all-around safety and lifestyle of homes and other buildings.

We believe that our patented advanced, safe and smart home platform technologies will make homes and buildings safer and smart as a standard, in a fraction of the time and cost, as compared to other market products.

We believe that our smart home products will enable builders to deliver smart homes as a standard, in the same way they deliver electricity and appliances as a standard.

As our products, including our prototype advanced, safe and smart products, can be easily implemented and installed in both existing and new homes and buildings in just minutes, it will save a major part of the cost and time associated with installation of smart home products. As many people spend the majority of time at their homes, we believe that they should have an affordable, easily installed, standard solution to make their homes safe, secured and smart. Similarly to how smartphones serve people as an all-in-one personal smart platform, we believe that our all-in-one Smart Sky Platform will enable every room in homes and other buildings to include a smart platform as a standard.

The all-in-one safe-smart-advanced platform technology is an open system that can integrate with both existing and new smart home features, devices, and systems. The advanced platform prototype is designed and built in a way that it can accommodate additional smart home features, enabling the platform to serve as a gateway for safe and smart technologies into rooms/homes, buildings, and that it can act like a “Panama-Canal” that can accommodate other type of software systems, wireless systems, electronic chips and more.

Since 2015, we have generated over $29 million in sales from our standard products, which include ceiling fans and light fixtures with our standard “plug and play” feature built in and are described further below under “Products—Our First Product: The Weight Bearing Power-Plug”. We have decided to wind down the sales of our standard products by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle in favor of launching our new line of products, which are in the third and final prototype stage prior to launching and include a universal “plug and play” adapter kit, our smart products, which will include smart light fixtures and ceiling fans with our smart “plug and play” features, and our advanced universal Sky Plug & Receptacle. Additional information regarding our new line of products is described below under “Products—Advanced Products” and “—Smart Products.” We elected to do so since we believe that the market has great demand for smart advanced products, and that we will be able to generate significant sales from our new line of advanced and smart products from direct sales as well as from licensing. Our first generation of advanced and smart products are in the third and final prototype stage prior to launching. We expect to launch our universal “plug and play” adapter kit and our smart universal adapter kit, light fixtures, and ceiling fans, as well as the SkyHome App to control the smart features, in the first half of 2022. We expect to launch the all-in-one Smart Sky Platform in the second half of 2022. As part of the launch of certain products, we may allow customers to pre-order prior to general availability.

Safety

We believe that safety is a necessity and the top priority in all aspects of life. Therefore, our technologies and products emphasize human safety, home, building and property safety and security, while combining safety features with high demand smart home features. We believe our products should contribute to the elimination of many cases of hazardous incidents, including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries and deaths, as management believes that our products will result in easier installment processes and enhance the use of life saving products such as smoke detectors, carbon monoxide detectors, and emergency lights, among other products. The Smart Platforms second generation prototype incorporates “plug and play” technology, which eliminates the need to touch wires during the later plug-in install, replacement and maintenance, and cleaning and, accordingly, could result in reduced incidents of electrical shocks and fires resulting from faulty wiring. The installation of our Smart Platforms, and retrofitting of electrical services does not require the services of a licensed electrician, but does not preclude the services of a licensed electrician. As more individuals engage in do-it-yourself (DIY) lighting projects, using our products rather than traditional lighting products could reduce incidents of incorrect wiring, shocks, injury and even death. In addition, we believe installing our products will allow installers to spend less time on a ladder during initial installation. Installers often wire light fixtures and fans while also holding such fixture or fan; with our products, including the Smart Platforms, the initial receptacle installation will be completed on the ladder and, afterwards, the fixture can simply be plugged into place, resulting in a faster and, we believe, much safer process, as installers can focus on wiring without also holding potentially heavy or breakable fixtures. Further, the Smart Platforms will incorporate a hard-wired smoke detector with battery back-up and a carbon monoxide monitor, which we believe could reduce injuries and deaths from fire and carbon monoxide poisoning.

Products

Our products are designed to improve all around home and building safety and lifestyle. While we have developed and created working prototypes of our advanced and smart products, as described below, we are continuing to refine the product prototypes and expect to begin commercial manufacturing and marketing in the first half of 2022 for the advanced products and the smart universal power-plug, ceiling fans and lighting products and the second half of 2022 for the Smart Sky Platform.

Our First Product: The Weight Bearing Power-Plug

Our first patented technology was the Power-Plug, a weight bearing power plug that acts as a safe and quick installation device, designed for “plug and play” installation of weight bearing electronics, such as light fixtures, ceiling fans and other electrical products, into ceiling electrical outlet boxes.

Our patented technology consists of a fixable socket and a revolving plug (the Power-Plug) for conducting electric power and supporting an electrical appliance attached to a wall or ceiling. The socket is comprised of a non-conductive body that houses conductive rings connectable to an electric power supply through terminals in its side exterior. The Power-Plug, which is comprised of a non-conductive body that houses corresponding conductive rings, attaches to the socket via a male post and can feed electric power to an appliance. The Power-Plug also includes a second structural element allowing it to revolve with a releasable latch that, when engaged, provides a retention force between the socket and the Power-Plug to prevent disengagement. The socket and Power-Plug can be detached by releasing the latch, disengaging the electric power from the Power-Plug. The socket is designed to replace the support bar incorporated in electric junction boxes, and the Power-Plug can be installed in light fixtures, ceiling fans, wall sconce fixtures and other electrical devices and products. Once installed, the socket can remain affixed to the junction box, enabling any electronic fixture installed with the Power-Plug to be connected and/or removed in seconds. The combined socket and Power-Plug technology are referred to throughout this Form 10-K as the “Sky Plug & Receptacle”.

We have previously sold products with the Sky Plug & Receptacle built in, including ceiling fans and light fixtures. We have decided to wind down the sales of our standard products by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle in favor of launching our new line of products, which are in the prototype stage and are described below.

Advanced Products

Sky – Universal Power-Plug & Receptacle: Our universal “plug and play” Sky Plug & Receptacle technology is comprised of two devices. The first device is a male Power-Plug Retrofit Kit, which can be easily embedded in the base of light fixtures and ceiling fans. The second device is a Ceiling Receptacle, which can be connected to a ceiling outlet box. After a one-time installation of the Ceiling Receptacle to a ceiling outlet box, a light fixture or ceiling fan that includes the Power-Plug Retrofit Kit can be plugged into the Ceiling Receptacle within seconds. The Universal Power-Plug & Receptacle should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc. We expect to begin manufacturing and marketing, and to commercially launch, our new universal power plug in the first half of 2022.

Smart Products

SkyHome App: Our proprietary SkyHome Application works with both iPhones and Android phones. The SkyHome App controls products through WIFI and BLE, and is designed to control its products through additional communication methods as needed. The SkyHome App controls various products, features and specifications that include scheduling, controlling, voice control, safety features, security features, lifestyle features, sound, lights, dimming, emergency back-up battery and much more. We expect to launch products that will be controlled by our SkyHome App in the first half of 2022, as described below.

Sky Smart - Universal Power-Plug & Receptacle: Our Sky Smart Plug & Receptacle system contains two devices. The male Power-Plug Device which includes a smart electronic board. The male Smart Power-Plug comes as a Retrofit Kit, that can be simply embedded to the base of light fixtures and ceiling fans, enabling them to become both Plug and Play and Smart. The second device is a Ceiling Receptacle that can be simply connected on to a ceiling outlet box. After a one-time simple installation of the Ceiling Receptacle to a ceiling outlet box, a light fixture or ceiling fan that includes the male Smart Plug Retrofit Kit can be plugged into the Ceiling Outlet Receptacle within seconds. Our Smart Power-Plug is controlled by our proprietary SkyHome App or through voice control, and is an open system that can integrate with other smart home devices and systems. Our Smart Power-Plug is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures and ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Universal Power-Plug & Receptacle should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc. This product is in the third and final prototype stage prior to launching, and we expect to begin manufacturing and marketing, and to commercially launch, our universal plug in the first half of 2022.

Sky - Smart Plug and Play Ceiling Fans: Our line of high-end smart plug and play ceiling fans can be installed to our matching ceiling receptacle within seconds. Our smart ceiling fans incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and is an open system that can integrate with other smart home devices and systems. Our Smart Power-Plug is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Ceiling Fan should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc. This product is in the prototype stage, and we expect to begin manufacturing and marketing, and to commercially launch, our smart ceiling fans in the first half of 2022.

Sky - Smart Plug and Play Lighting: Our line of high-end Smart Plug and Play light fixtures can be installed to our matching ceiling receptacle within seconds. Our smart light fixtures incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and is an open system that can integrate with other smart home devices and systems. Our Smart Power-Plug is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Lighting should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc. This product is in the third and final prototype stage prior to launching, and we expect to begin manufacturing and marketing, and to commercially launch, our smart lighting in the first half of 2022.

Sky – All-In-One Smart Platform: As most people spend a majority of time in their homes, we believe that they should have an easy solution to make their homes safe, secured, and smart in a simple way and as the standard. We believe that our patented advanced-safe-smart home platform technologies will make homes and buildings safe, have numerous technology features, and smart as a standard, instantly, in a fraction of time and cost, compared to other market products. Our all-in-one Advanced-Safe-Smart Platform is designed to enhance the all-around safety and lifestyle of homes and buildings and can be easily implemented and installed to the ceiling receptacle in both existing and new homes and buildings within minutes. Our smart platform includes distinctive advanced smart and safety technologies, has unique modern designs and is controlled by our proprietary Sky-Home App or through voice control. It is an open system that can integrate with other smart home devices and systems.

As smart phones serve people as an all-in-one personal smart platform, we believe that our all-in-one smart platform technology enables every room in homes and buildings to have a smart platform as a standard. Our smart platform is connected through WIFI and BLE, includes numerous of smart and safety features, including a smart smoke detector, a smart carbon monoxide detector, time scheduling, temperature sensor, humidity sensor, WIFI extender, energy saving-eco mode, high quality speakers, back-up battery that can power back-up internet and an emergency light, as well as dimming, night light, light color changing and more. The platform’s electrical power and transformer combined with the size of our platform which represents vast electronic “Real-Estate” in terms of today’s technology driven by microchips, enables the platform to accommodate a significant amount of software as well as electronic microchips, while the unique ceiling location of the platform significantly enhances the performance of all platform’s features, including WIFI and BLE.

The Smart Platform is inconspicuous to the décor. It is designed to install over existing ceiling electrical outlet boxes while allowing any pre-existing fixture to reconnect to the same box utilizing our Retrofit Kits. This innovation gives us access to the best location for the gathering and distribution of electronic signals, virtually unlimited power for our low-voltage safety and smart features, and a vast amount of electronic real estate.

This open-system Smart Platform will seamlessly integrate unrelated safe and smart products into a single, spatially designed unit whose functionality is controlled by an all-in-one app, the SkyHome App. The Smart Platform will eliminate the need for installation of numerous stand-alone devices and their integration into a working unit.

The Smart Platform’s location on the ceiling significantly advances smart home products’ performance, including the speed and range of both Wi-Fi and Bluetooth, as well as the performance of sensors and alarms.

The adoption of the Smart Platform should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths, etc.

Installation takes only minutes and fixtures previously hung from that location can still be plugged into the Smart Platform.

This product is in the second generation stage prototype, and we expect to begin manufacturing and marketing, and to commercially launch, our all-in-one Smart Platform in the second half of 2022.

Sustainability

We aim to provide safe and sustainable solutions to consumers, who increasingly consider sustainability and energy efficiency when purchasing products. We believe that creating sustainable products and streamlining our operations drives efficiency, innovation and, ultimately, long-term value-creation. In designing and improving our products, we consider and apply sustainability strategies, as appropriate. For example, our products’ features include an energy savings eco mode, which can help users reduce their energy consumption, and we generally use LED lighting in our ceiling fans and light fixtures, which is more energy-efficient than traditional lighting products.

Cyber Security

We have implemented measures and protocols in order to ensure that our users’ information is safe and fully protected. We use high level of cyber security measures and protocols to ensure that our software, technologies, servers, products, platform, and devices are all protected to prevent from any type unauthorized, or illegal access or interference to our software, technologies, servers, products, platforms, and devices.

Our products, platforms and devices communicate over MQTT and are encrypted over Transport Layer Security, with each individual product, platform and device having its own set of certificates, keys, and universally unique identifiers, which ensures that each device can only communicate with its own topic. This ensures that even in extreme cases of illegally gaining control over a specific device, it will not affect any other devices.

Each login to the platform generates the user a temporary token that grants access to the services for a limited amount of time, which ensures that there is no permanent access token that can be used by hackers for unauthorized access. Each token has permissions to access only the user’s resources.

Our solutions are designed in a way that the user will need to conduct a restricted set of permissions, thus minimizing the risk of unwanted users gaining control over other locations.

Sky Plug & Receptacle – NEC Code

The NEC (National Electrical Code) is the U.S. electrical safety building code, and is the benchmark for safe electrical design, installation, and inspection to protect people and property from electrical hazards. It has been adopted in some form in all 50 states in the United States and is intended to improve safety in U.S. homes and buildings.

Based on the safety aspects of the Sky Plug & Receptacle, it was voted into the NEC and is represented by 10 different segments in the NEC Code Book. The Company has provided data relating to safety aspects of its receptacle as to electrocutions, fires and ladder falls to NEC.

One of the key votes and segments relating to our technologies in the NEC Code Book was the change of the definition of “receptacle” in the Code Book, which we believe is one of the most significant additions to the NEC in the past 120 years. The NEC leads the United States and globally with respect to electrical safety standards; as such, we believe the reputable standards of the NEC can assist with the adoption of our technology in additional countries.

Pursuant to these new NEC provisions, the Sky Plug & Receptacle enables builders to expedite and obtain a Certificate of Occupancy without the need to install a light fixture to the ceiling.

Intellectual Property

Developing and maintaining a strong intellectual property position is one of the most important elements of our business. We rely on a combination of patents, copyright, trademarks and trade secret laws, as well as confidential procedures and contractual provisions, to protect our proprietary technology and our brands. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have sought, and will continue to seek, patent protection for our technology and for improvements to our technology, as well as for any of our other technologies where we believe such protection will be advantageous.

We protect the Sky Technologies intellectual property through various aspects and strategies including broad and particular intellectual property claims. We have over 60 U.S. and global patents and patent applications, including in China, India, and Europe as well in other countries around the world. Fifteen patents have been issued. These patents and patent applications protect different aspects of our technologies. We sought intellectual property protection of the Sky Technology in China due to our current manufacturing operations and prospective sales in China’s market, and we sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of the Sky Technology and our potential operations. As of December 31, 2021, in the U.S., we owned seven issued patents, which expire from 2036 to 2038, and six pending or published but not yet issued patents. Outside of the U.S., we own eight issued patents, which expire from 2026 to 2039, and 46 pending or published but not yet issued patents. We intend to diligently maintain and vigorously defend the intellectual property of Sky Technologies, and to actively and continuously enhance our patent protections in the U.S. and globally.

The issued patents are directed to various aspects our platform technologies, including our smart and standard plug and play products, as well as our safety and smart platform technologies. As further innovations are developed, we intend to seek additional patent protection to enhance and maintain our competitive advantage. Additionally, we have submitted 10 trademark applications, seven of which have been issued and three of which are pending.

GE - General Electric Agreements

We have two U.S. and global agreements with GE related to our products.

●	The first agreement is a U.S. and Global Trademark Agreement dated June 15, 2011 (as later amended) (sometimes referred to as the “License Agreement”), which expires November 30, 2023 and is generally renewed for five-year periods. Pursuant to such agreement, the Company may use the GE brand logo on certain products, including plug and play smart and standard ceiling fans and Sky’s SQL standard and smart plug and play devices. We have exclusive U.S. and global rights, including Canada, Asia, Europe, China, Australia, New Zealand and India, subject to a mutually agreed to commercialization plan, to market plug and play smart and standard ceiling fans and Sky’s SQL standard and smart plug and play devices under the GE brand. GE will assist us with manufacturing standards, audit of factories, audit of materials, and quality control under “Six Sigma” guidelines, as well as with public relations for products and other.

●	The second agreement is a U.S. and Global Licensing and Master Service Agreement dated June 14, 2019. The agreement expires on June 14, 2024 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license Sky’s Standard and Smart plug-and-play products in the U.S. and worldwide. Pursuant to the agreement, we expect that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Six Sigma” guidelines. For products licensed to third parties, we and GE will each receive a specified percentage of the earned revenue realized from such licensing, unless otherwise provided in the applicable statement of work.

On June 15, 2011, we entered into the License Agreement with GE, pursuant to which we have the right to market certain ceiling light and fan fixtures displaying the GE brand. We and GE subsequently amended the License Agreement, including on April 17, 2013, August 13, 2014, September 25, 2018, May 2019 and December 1, 2020. The License Agreement imposes certain manufacturing and quality control conditions that we must maintain in order to continue to use the GE brand. The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable to the License Agreement; however, none were applicable as of December 31, 2021.

On August 13, 2014, we entered into a second amendment to the License Agreement pertaining to our royalty obligations. Under the initial terms of the amendment, we agreed to pay to GE a minimum trademark license fee of $12.0 million by November 30, 2018 (the “Initial Royalty Obligation”) for the rights assigned in the original contract. The amendment provided that, if we did not pay to GE royalties equal to the Initial Royalty Obligation over the term of the License Agreement, we would owe the difference to GE in December 2018.

We are expanding our relationship with GE to collaborate on mutual capabilities, and in December 2020, we entered into the current amendment to the License Agreement. The amendments following the second amendment expanded our product range, including smart, and added additional global territory rights. The License Agreement has been extended for an additional five years and expires on November 30, 2023. Pursuant to the third amendment, entered into September 2018, the approximate remaining $10.0 million Initial Royalty Obligation that was due on November 30, 2018 was waived, and we agreed to pay GE an aggregate amount of $6.0 million, consisting of three annual installments of $2.0 million to be paid to GE in each of December 2018, 2019 and 2020. In December 2020, we entered into the current amendment, which restructured the royalty payment obligations due of approximately $4.4 million, plus $0.7 million in interest. We agreed to pay a total of $5.1 million to GE in quarterly installments through December 2023, including $100,000 due December 2020, an aggregate of $500,000 due in four equal installments in 2021, an aggregate of $1.2 million due in four equal installments in 2022 and an aggregate of $3.3 million due in four equal installments in 2023 (the “Minimum Payments”). In the event the Company receives significant funding rounds of at least $50.0 million in funding, it is required to use a portion of such funding to pay certain amounts to GE. The Minimum Payments will be in addition to the royalty payments made to GE during the respective year, as set forth below.

Royalty payments are due quarterly, using a December 1 – November 30 contract year and based upon the prior quarter’s sales. Royalty payments will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

As of December 31, 2021, the remaining royalty obligations amounted to $3,838,000. Minimum future payment obligations are approximately as follows:

Year	Minimum Obligation
2022	1,200,000
2023	2,638,000
Thereafter	—
Total principal payments	$3,838,000

Employees

Our management members include leading executives from various industries and have joined us as they believe in our vision, technology, and strategy. Many of our key personnel are employed pursuant to an employment agreement or a consulting agreement.

As of December 31, 2021, we had 31 total employees and consultants, 26 of which are full time. We also employ independent contractors to support our operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We expect to continue to expand our staff and team of engineers to develop the Sky smart technologies.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our current and future employees. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, and reimbursement is available to employees for seminars, conferences, formal education and other training events employees attend in connection with their job duties.

Our core values of accountability, openness and integrity underscore everything we do and drive our day-to-day interactions. The safety, health and wellness of our employees is a top priority.

Business Strategy

Our business strategy is to enhance all around safety and advance smart living lifestyle in homes and other buildings.

Following commercial launch of our advanced and smart products, we plan to educate retail and commercial consumers about our products through a coordinated public relation campaign that will cover the safety aspects of our products and all the related hazardous incidents and property damage that our products can prevent, including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, deaths and more.

We will also educate on all our advanced smart technology features.

We believe our total addressable market in the United States exceeds 500 billion dollars, based on the Company’s internal calculations derived from the estimation of the total target user pool, projected average selling price, and projected units per household. We believe there are billions of installations of light and other electrical fixtures globally. Our estimates of the addressable market for our products may prove to be incorrect. The projected demand for our products could materially differ from actual demand. Even if the total addressable market for our products is as large as we have estimated and even if we are able to gain market awareness and acceptance, we may not be able to penetrate the existing market to capture additional market share.

Lead and Seed Strategy: We expect to lead by selling our highly disruptive line of products through a variety of channels as well as seed our products through licensing to various industries.

●	Lead Through Direct Sales: We expect to sell our products through various representatives to online customers, builders, rental properties, hotels, big box retail, OEM customers and more. We expect to sell our products to personal consumers primarily through direct sales via our website, to large retailers, distributors and dealers, and through warehouse programs. We plan to rely primarily on product distribution arrangements with third parties and expect that our multi-channel sales strategy will evolve and expand in the future. We expect our primary customers to be retail consumers, retail showrooms, builders residential/commercial, hotels, OEM and licensing.

●	Seed Through Licensing: After our public relation campaign and our official product launch, we expect to license a variety of our standard and smart products to companies in various industries, including electrical companies, lighting and ceiling fan companies, as well as smart home companies. We intend to expand our sales and marketing operations and activities and intend to build strong customer relationships and expand our brand awareness.

As part of our sales campaign, we intend to use online channels and also may also utilize social media influencers. As part of the launch of certain products, we may allow customers to pre-order prior to general availability. Our future revenue streams may also include data aggregation and subscriptions. We can provide no assurance that we will be able to successfully expand our operations or activities, gain market awareness or acceptance of our products, or achieve our expectations described above.

Product Usage

Our products and technologies can be used in new and existing homes and buildings, including by builders, rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, and retail. We provide a one-year full performance warranty on all of our products, as well as part replacements. We intend to provide extended warranty coverage plans in the future.

Our Opportunity

Based on the significance of the safety aspects and lifestyle features of our products, we believe that our products are a necessity in most rooms, homes, and other buildings, both in the U.S. and globally, and that they can help prevent most related hazardous incidents in homes and buildings, including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths. Therefore, we believe our product is a necessity in rooms, homes and other buildings.

We believe that our series of highly disruptive advanced-safe-smart platform technologies are a necessity as they are expected to disrupt and positively influence various industries, both in the U.S. and globally.

●	Lighting Industry: We believe that due to ease of the installation, time savings, cost savings on installations and the safety aspect of our product, our product provides a competitive advantage within the light fixture, ceiling fan and smart home industries.

We believe that all light fixtures should become plug and play, smart and controlled by an app as a standard, and that light fixtures should be installed to the ceiling within seconds, safely and without the need to touch dangerous electrical wires. Our product is intended to help prevent most of related ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths.

●	Ceiling Fan Industry: We believe that due to the ease of installation, time savings, cost savings on installations and the safety aspect of our product, our product is a necessity for the ceiling fan industry.

We believe that all ceiling fans should become plug and play, smart and controlled by an app as a standard, and that ceiling fans should be installed to the ceiling within seconds, safely and without the need to touch dangerous electrical wires. Our product is intended to help prevent most of related ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths.

●	Smart Home Industry: We believe that due to ease of the installation, time savings, cost savings on installations and the safety aspect of our product, our product is a necessity for the smart home industry.

We believe that homes and buildings should become safe and smart as a standard. Our Advanced All-In-One Safe Smart Sky Platform enables rooms, homes, and buildings to become safe and smart instantly.

Our Advanced Smart Sky Platform significantly enhances smart home products’ performance, including the speed and range of both Wi-Fi and Bluetooth, as well as the performance of sensors and alarms. We believe that widespread adoption of the Smart Sky Platform should contribute to the elimination of most related hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths. Therefore, we believe our product is a necessity in rooms, homes, and buildings.

Our Advanced All-In-One Safe Smart Sky Platform can be used in existing homes and buildings, by builders, rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, retail and other.

We intend to launch our new universal power plug, our SkyHome App, and our smart universal plug, as well as the smart ceiling fans and lighting fixtures containing such plug, in the first half of 2022 and our all-in-one Smart Sky Platform in the second half of 2022. Bringing our products to market will require us to take certain steps, including, but not limited to, the following:

●	Manufacturing: While we have manufactured and sold our prior products, and intend to continue to use the third-party manufacturers with which we have an ongoing relationship, we have not yet begun manufacturing our new advanced or smart products. We expect it may take approximately 90 days to complete manufacturing of our new universal power plug and/or our smart universal plug after we place an order. However, it may take longer than expected due to, among other things, difficulties finding suppliers, shipping delays resulting in late deliveries of necessary supplies and materials, chip shortages and geopolitical matters.

●	Marketing and Public Relations: We will need to gain brand awareness and attract customers. In connection with our product launch, we plan to educate retail and commercial consumers about our products through a coordinated public relation campaign that will cover the safety aspects of our products and all the related hazardous incidents and property damage that our products can contribute to preventing, as well as our advanced smart technology features. We currently rely, and plan to rely primarily, on product distribution arrangements with third parties. We expect to enter into additional sales, distribution and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. We may also need to hire additional sales personnel.

●	Government Approval: While we have received a variety of final electrical code approvals, including Underwriters Laboratories (“UL”), United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book, we may need or desire to obtain additional UL, cUL or CE certifications for new product configurations, which may increase the time and costs to complete our product launches. In addition, we may be unable to obtain new certifications or NEC mandatory status for our product offerings within a reasonable time, or at all.

Expected Revenue Stream

We believe our products will enable us to access a global market with multiple revenue streams, including:

●	Global market with numerous potential product applications

●	Product sales

●	Royalties/Licensing

●	Subscription model

●	Monitoring services

●	Sale of product and licensing rights to additional countries

Royalties from the Sky Plug & Receptacle. Management has agreed to license products in the U.S. and globally through the efforts of its GE licensing and trademark agreements. We anticipate we will also license our smart technologies products currently in development.

Selling/Licensing Country Rights. Management is considering selling and licensing marketing rights to certain countries in exchange for payment and on-going royalties.

Product Sales. We currently generate revenue from our product sales, and management will strive to achieve strong market penetration worldwide for our current products and products in development. We have previously sold our standard products in the United States, Canada and Mexico, and expect to begin selling our new smart products in these markets in 2022. We intend to expand our sales footprint in certain countries in Latin America, Europe and Asia. We may be unable to gain market acceptance in such markets and cannot provide any assurance that we will be successful in our efforts to expand our market reach.

Subscription & Monitoring Services. Our future plans include offering subscription services as part of our Smart Sky Platform, including, among other services, communications, fire alarms, home intrusion alerts, emergency response services and monitoring services. Our smart platform will include, among other features, a smart smoke detector, a smart carbon monoxide detector, and a WIFI extender. We intend to expand our operations to enable us to provide services relating to these functions, including high-speed internet services, monitoring systems designed to sense movement, smoke, fire, carbon monoxide, temperature, and other environmental conditions and hazards, monitor home access and visitors and address personal emergencies such as injuries and other medical emergencies. We intend to market such services to homeowners and other types of facilities, including rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, and retail. Our ability to provide such services will depend on a variety of factors, including, but not limited to, subscriber interest and financial resources, any applicable licensing and regulatory compliance, our ability to manage our anticipated expansion and to hire, train and retain personnel, and general economic conditions. We may partner with other businesses to provide such services. We expect to begin providing such services in 2023, but cannot provide any assurance that we will be able to do so.

Our History

We began as Safety Quick Light LLC in 2004 and started developing the Sky Plug & Receptacle technology in 2007 for installation of light fixtures and ceiling fans during manufacturing and as a Retrofit Kit for installing the Sky Technology in existing light fixtures and ceiling fans. Historically, we have sold over hundreds of thousands of units of the Sky Plug & Receptacle technology through original equipment manufacturing and through other channels to lighting manufacturers and retailers who installed the Sky Plug & Receptacle technology into their lighting fixtures for sale at retail stores. We also sold, directly to retailers, approximately hundreds of thousands of Sky Plugs & Receptacles embedded with ceiling fans.

Since our inception, we have sold hundreds of thousands of units of our standard Sky Plug & Receptacle. Since 2015 we generated over $29 million in sales. We have wound down our standard product sales by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle, in favor of licensing our product and developing our Smart Power-Plug and Smart Sky Platform technologies.

We hold over 60 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories for Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

Third-Party Manufacturing and Suppliers

Our business model entails the use of third-party manufacturers to produce the Sky Technology product. The manufacturers currently used by us are located in China and, with respect to products that bear the GE logo, as required by the Licensing Agreement with GE, such manufacturers must be approved by GE to ensure certain quality standards are met. To further ensure that quality specifications are maintained, we maintain an office in the Guangdong province in China that is staffed with GE trained auditors who regularly inspect the products that are being produced by third-party manufacturers.

Raw materials used in our products include copper, aluminum, zinc, steel, acrylonitrile butadiene styrene (ABS) plastic and wood. We also purchase integrated circuit chip sets or other electronic components from third-party suppliers or rely on third-party independent contractors, some of which are customized or custom made for us. While we have experienced shortages in obtaining necessary materials, including zinc, copper and steel, as well as integrated circuit chips to be used in our products, we have been able to make other arrangements and find additional suppliers as necessary. With respect to circuit chips, we believe we have obtained a sufficient number to manufacture our products by the anticipated launch date. Going forward, we believe we can obtain more chips and other materials as needed within a reasonable time period and may be able to replace difficult to acquire components with different products or modify our design if necessary. Geopolitical matters may also impact our manufacturing.

Our principal suppliers are Mei Pin Metal & Electrical Co., Ltd (Guangdong, China), Siterwell Electronics Co., Ltd (Zhejiang, China), Zhongshan Paragon Source Lighting Co., Ltd. (Noble) (Zhongshan, Guangdong, China), Artisan Industrial Co., Ltd. (Jiangmen, Guangdong, China) and Youngo Limited (Aircool) (Huizhou City, Guangdong, China).

Competition

We believe our technologies are highly disruptive and with an edge compared to other market technologies. Our competitors vary based on our products, market, and industry.

●	Our main competitors for our Universal Power Plug and Play, Sky Plug & Receptacle product are: To the best of our knowledge we do not have direct competition at this point to Universal Power Plug and Play, Sky Plug & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.

●	Our main competitors for our Smart Universal Power Plug and Play Sky Plug & Receptacle product are: To the best of our knowledge we do not have direct competition at this point to Smart Universal Power Plug and Play Sky Plug & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.

●	Our main competitors for our Smart Plug and Play Light Fixture products are: To the best of our knowledge we do not have direct competition at this point to our Smart Plug and Play Light Fixtures, although there are lighting manufacturers that have smart lights that are controlled through smart wall switches/app or other, including companies such as Casainc, Global Electric, Designers, Fountain, Enbrighten, NBG, Minka, Hampton Bay and other. To the best of our knowledge there are no other light fixtures that have an all-in-one combination of light fixtures that have both plug and play and smart.

●	Our main competitors for our Smart Plug and Play Ceiling Fan Products: To the best of our knowledge we do not have direct competition at this point to our Smart Plug and Play Ceiling Fan products, although there are ceiling fan manufacturers that have smart fans that are controlled through smart wall switches/app or other, including companies such as Hunter, Minka, Home Decorators, Fanomation, Modern Homes, Hampton Bay and others.

●	Our main competitors for our Plug and Play All-In-One Safe-Smart Platform product: To the best of our knowledge we do not have direct competition at this point to our Plug and Play All-In-One Safe-Smart Platform product, although there are many smart home companies that can be our competitors, including companies such as, Control 4, Vivent, Apple, Google, Microsoft, Amazon, ADT, Blue, Cove and many others and many other smart home companies that have a variety of smart home products. As to the best of our knowledge there are no other Plug and Play All-In-One Safe-Smart Platform products.

Government and Environmental Regulation

Although not legally required to do so, we strive to obtain certifications for substantially all our products, both in the United States, and, where appropriate, in jurisdictions outside the United States. Products certified by a Nationally Recognized Testing Laboratory (“NRTL”), such as UL, Intertek Testing Lab (ETL) or Canadian Standards (CSA), bear a certification mark signifying that the product complies with the requirements of the product safety standard. UL Standards are used for evaluation of USA products, CSA Standards for Canada and IEC (International Electrotechnical Commission) Standards for European countries. We use UL as our main third-party NRTL safety laboratory. While we have received a variety of safety certifications on our products, including UL, United Laboratories for Canada (cUL), Conformité Européenne (CE) and IECEE Certification Body (CB) scheme, we may need or desire to obtain additional certifications for new product configurations, which will increase the time and costs to complete our product launches and which we may be unable to obtain within a reasonable time, or at all. In addition, certain electronic products require Federal Communications Commission (“FCC”) certification, and we have obtained FCC certification on applicable products to ensure electromagnetic interference compliance. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot provide any assurance that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain such certifications for our existing products.

Our facilities and operations are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liabilities on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. Our leased real property may give rise to such investigation, remediation and monitoring liabilities under environmental laws. In addition, anyone disposing of certain products we distribute, such as fluorescent lighting, must comply with environmental laws that regulate certain materials in these products. We believe that we are in compliance, in all material respects, with applicable environmental laws. As a result, we do not anticipate making significant capital expenditures for environmental control matters either in the current year or in the near future.

Corporate History and Information

We were originally organized in May 2004 as a Florida limited liability company under the name of Safety Quick Light, LLC. We converted to a Florida corporation on November 6, 2012 and, effective August 12, 2016, we changed our name from “Safety Quick Lighting & Fans Corp.” to “SQL Technologies Corp.” We currently do business as “Sky Technologies.” Our principal executive offices are located at 2855 W. McNab Road, Pompano Beach, Florida 33069, and our telephone number is (855) 759-7584. Our website can be found at www.skyplug.com. The information contained in or accessible from our website is not incorporated into this Form 10-K, and you should not consider it part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

We maintain a website at www.skyplug.com, and we make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, is also posted on our website.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Form 10-K, before making an investment decision. Our business, financial condition and results of operations, as well as the trading price of our common stock, could be materially and adversely affected by any of these risks or uncertainties. There may be additional risks that are not presently material or known. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Risks Related to Our Business

We have incurred net losses since inception, and we cannot assure you that we will ever generate sustainable revenue; in addition, our business has evolved, which makes it difficult to predict our future operating results.

We have incurred net losses since inception. In addition, in recent years, we shifted our business strategy to transition to smart products and technologies; accordingly, our revenue has decreased since 2018 as we sell through our existing inventory of discontinued products to facilitate our business transition. As a result of these recent changes to our business strategy, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. Rather than relying on historical information, financial or otherwise, to evaluate us, you should evaluate us in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties and complications typically encountered by businesses in the early stage of their product development and launch, many of which will be beyond our control. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies, as well as the following risks, among others:

●	unanticipated problems, delays and expenses relating to the development and implementation of our business plans, such as potential manufacturing delays resulting from, among other things, difficulties finding suppliers, shipping delays resulting in late deliveries of necessary supplies and materials, and chip shortages, or delays resulting from a need or desire to obtain additional UL, cUL or CE certifications for new product configurations;

●	operational difficulties;

●	lack of sufficient capital;

●	competition from more advanced enterprises, including our need to gain brand awareness and attract customers, areas where our competitors may have an advantage; and

●	uncertain revenue generation.

In addition, the duration and extent of the impact of the COVID-19 pandemic on our business and industry are uncertain and introduce additional uncertainty to our forecasts of future operating results. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our industry, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of operating losses and will likely incur losses in the future as we continue our efforts to transition our product lines, achieve our strategic initiatives, grow our business and streamline our operations at a profitable level.

We have incurred substantial losses in the past and reported net losses from operations of approximately $5.9 million and $9.4 million during 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $74.3 million and cash and cash equivalents of approximately $10.4 million, compared to an accumulated deficit of approximately $68.4 million and cash and cash equivalents of approximately $2.3 million as of December 31, 2020. We completed our initial public offering in February 2022, pursuant to which we received approximately $20.5 million in net proceeds.

We cannot assure you that we can achieve or sustain profitability in the future. In order for us to operate our business profitably, we need to successfully launch and market our new products and technologies, grow our sales, maintain cost control discipline while balancing development of our enhanced “all-in-one” smart platform and potential long-term revenue growth, continue our efforts to reduce product cost, drive operating efficiencies and develop and execute our key strategic initiatives. Our planned expense levels are, and will continue to be, based in part on our expectations, which are difficult to forecast accurately based on our stage of development and factors outside of our control. Developing and marketing our products and technologies is costly, and we anticipate our costs will increase in the future as we continue to invest in our research and development efforts and make additional expenditures to develop and market our products and technologies, including new features, integrations, capabilities and enhancements. Our expenditures may not result in improved business results or profitability over the long term, and our expenses may be greater than we anticipate, including due to, among other things, an increase in legal risk from the use of our products and technologies due to evolving laws, regulations or standards, an inability to timely and cost-effectively introduce successful smart products and other products and technologies, a security incident or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we may be unable to adjust spending in a timely manner to compensate for any unexpected developments. There is a risk that our strategy to operate profitably may not be as successful as we envision or occur as quickly as we expect. We may not achieve our business objectives, and the failure to achieve such goals would have an adverse impact on us. To the extent that our revenues do not increase commensurately with our costs, our business, operating results and financial condition will be materially and adversely affected.

We anticipate that we may require additional financing in the near-term, and if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will need additional funding, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations.

We expect to derive substantially all of our revenue from a portfolio of related products and technologies; if we cannot successfully launch our products or further develop them to include additional features, or our products and technologies fail to satisfy customer demands or achieve widespread market acceptance, our business, operating results, financial condition, and growth prospects would be adversely affected.

We expect to derive substantially all of our revenue from smart products incorporating our “plug and play” technologies. Our ability to launch our smart products and obtain market acceptance of, and grow market demand for, our products and technologies is critical to our success. We may not be able to launch or manufacture our products and technologies in a timely manner, within budget or in a manner that gains market acceptance. The failure to successfully produce an all-in-one smart platform would result in the loss of a substantial amount of investment dollars. In addition, developing our enhanced smart platform takes management’s time and attention away from other opportunities. A failure to successfully develop and market our smart platform could result in a material adverse impact on our business.

In addition, we have no experience in manufacturing our smart products. We may be unable to develop efficient, cost-efficient manufacturing capability and processes or obtain reliable sources of component supplies that will enable us to meet our quality, price, design and production standards, as well as the production volumes, required to successfully mass market our products and technologies. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. Any failure to develop such manufacturing capabilities and processes within our projected costs and timelines could stunt our growth and impair our ability to produce, market, service and sell our products and technologies successfully.

Even if we are able to bring our smart products and technologies to market on our projected timeline and on budget, there can be no assurance that consumers will embrace our smart products and technologies in significant numbers. Until the time that the smart products are commercially available for purchase and we are able to scale up our marketing function to support sales, there will be significant uncertainty as to customer demand for our smart products and technologies and the sales that we will be able to achieve. Further, demand for our products and technologies will be affected by a number of factors, many of which are beyond our control, such as our ability to obtain market acceptance; the development and acceptance of new features, integrations and capabilities for our products and technologies; the timing of development and release of competing new products and technologies; consumer preferences; the perception of ease of use, reliability and security of our products and technologies; price or product changes by us or our competitors; technological changes and developments within the markets we serve; developments in data privacy regulations; growth, contraction and rapid evolution of our market; and general economic conditions and trends.

If we are unable to successfully release our smart products and technologies, enhance their capabilities, meet demands of our customers or trends in preferences or achieve widespread market acceptance of our products and technologies, our business, results of operations and financial condition could be harmed. Changes in preferences of users may have a disproportionately greater impact on us than if we offered a wider variety of products. In addition, competitors may develop or acquire their own products or technologies, and people may continue to rely on traditional products and technologies or existing smart home products, which would reduce or eliminate the demand for our products. If demand declines for any of these or other reasons, our business could be adversely affected.

We invest significantly in research and development, and to the extent our research and development investments are not directed efficiently or do not result in material enhancements to our products and technologies, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance and ease of use of our products and technologies to address additional applications that will broaden the appeal of our products and technologies and facilitate their broad use. Our ability to conduct research and development activities as planned may also be negatively impacted by our remote work environment adopted as a result of the COVID-19 pandemic. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our products and technologies and generate revenue, if any, from those activities.

Our research and development efforts remain subject to all of the risks associated with the development of new products and technologies based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development. If we expend a significant amount of resources on research and development efforts that do not lead to the successful introduction of new products, functionality or improvements that are competitive in our current or future markets, our business and results of operations will suffer. If technical problems or delays arise, further improvements in our products and technologies and the introduction of future products or technologies could be adversely impacted, we could incur significant additional expenses, and the business may fail.

If we are unable to introduce new features or services successfully or make enhancements to our products and technologies, or fail to integrate our products and technologies with a variety of third-party technologies, our business and results of operations could be adversely affected.

Our ability to attract customers and increase revenue depends in part on our ability to enhance and improve our products and technologies and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our products and technologies with features that reflect the constantly evolving nature of technology and our customers’ evolving needs. The success of new products, technologies, enhancements and developments depends on several factors, including, but not limited to: our anticipation of market changes and demands for product features, adequate quality testing, integration of our products and technologies with existing technologies and applications and updates to integrate new technologies and applications, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products, technologies and services at lower prices, more efficiently, more conveniently or more securely.

In addition, because we intend for our smart products to operate with a variety of systems, applications, data and devices, we will need to continuously modify and further upgrade our products and technologies to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our products and technologies will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our products and technologies or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.

We have experienced, and may in the future experience, delays in the planned release dates of our products and technologies and enhancements to our products and technologies. Delays could result in adverse publicity, loss of sales or delay in market acceptance of our products and technologies, any of which could cause us to lose existing customers or impair our ability to attract new customers. In addition, the introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our products and technologies obsolete or adversely affect our ability to compete. Any delay or failure in the introduction of enhancements, functionality or infrastructure developments could harm our business, results of operations and financial condition.

Some of our products and technologies are intended to be integrated with a variety of third-party technologies and applications, and we will need to continuously modify and improve such products and technologies to adapt to changes in such integrated technologies and applications. Third-party services and products are constantly evolving, and we may not be able to modify our products and technologies to be compatible with that of other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our products and technologies with their products or services. Should any of our competitors modify their products, technologies or standards in a manner that degrades the functionality of our products and technologies or gives preferential treatment to competitive products, technologies or services, whether to enhance their competitive position or for any other reason, the interoperability of our products and technologies with these products and/or technologies could decrease, and our business, results of operations and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party products, technologies and applications in the future, our business, results of operations and financial condition would be harmed. Further, any undetected errors or defects in third-party technologies or applications, or cybersecurity threats or attacks related to such technologies or applications, could impair the functionality of our products and technologies, result in increased costs and injure our reputation. Any failure of our products and technologies to operate effectively with existing or future technologies, or any failure of a third-party cloud infrastructure partner to support one or more of the features of our products and technologies, could cause customer dissatisfaction and reduce the demand for our products and technologies, resulting in harm to our business. In addition, because some of our products and technologies will be cloud-based, we need to continually enhance and improve our products and technologies to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. Any failure of our products and technologies to operate effectively with future hardware or software technologies, or to comply with new industry standards, could reduce the demand for our products and technologies and harm our business, results of operations, and financial condition.

Our smart products and technologies will depend in part on access to third-party platforms or technologies, and if any such access is withdrawn, denied, or is not available on acceptable terms, or if the platforms or technologies change without notice, our business and operating results could be adversely affected.

With the growth of mobile devices and personal voice assistants, cloud services and artificial intelligence, the number of supporting platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products and technologies compatible with these platforms and enable access to and use of these platforms with our products and technologies. Our products strategy includes the sale of smart products and technologies controlled by a mobile application and designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa. The SkyHome mobile application is compatible with, and has been granted full access by, each of the foregoing platforms. Our ability to market such products and technologies will rely on our access to the platforms of third parties, some of which may be our competitors. Platform owners that are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products and technologies for their own platforms and may produce products and technologies that work better, or are perceived to work better, than our products and technologies in connection with those platforms. As we expand the number of platforms and software applications with which our products and technologies are compatible, we may not be successful in fully integrating the capabilities of those platforms or software applications and/or we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce our products and technologies. We may otherwise fail to navigate various new relationships, which could adversely affect our relationships with existing platform or software owners.

Any access to third-party platforms may also require paying a royalty or licensing fee, which would lower our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our products and technologies can be delayed in production or can change without prior notice to us, which could result in our having bugs or defects in our products and technologies.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

If we fail to maintain and improve our methods and technologies, or anticipate new methods or technologies, for data collection, organization and cleansing, competing products and services could surpass ours in depth, breadth or accuracy of our insights or in other respects.

Current or future competitors may seek to develop new methods and technologies for more efficiently gathering, cataloging or updating business information, which could allow a competitor to create a product comparable or superior to ours, or that takes substantial market share from us or that creates or maintains databases to produce insights at a lower cost than we experience. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data analysis tools and other technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our future success will depend, in part, upon our ability to:

●	internally develop and implement new and competitive technologies;

●	use leading third-party technologies effectively; and

●	respond to advances in data collection and cataloging and creating insights.

If we fail to respond to changes in data technology and analysis to create insights, competitors may be able to develop solutions that will take market share from us, and the demand for our solutions, the delivery of our solutions or our market reputation could be adversely affected.

If our smart products and technologies are not compatible with some or all leading third-party internet of things (“IoT”) products and protocols, we could be materially adversely affected.

A core part of our product strategy is the creation of products and technologies with interoperability with third-party IoT products and protocols. Our products and technologies are intended to seamlessly integrate with third-party IoT products and protocols. If these third parties were to alter their products, we could be adversely impacted if we fail to timely create compatible versions of our products and technologies, and such incompatibility could negatively impact the adoption of our products and technologies. A lack of interoperability could also result in significant redesign costs, and harm relations with our customers. Further, the mere announcement of an incompatibility problem relating to our products and technologies could materially adversely affect our business, results of operations and financial condition.

In addition, to the extent our competitors supply products and technologies that compete with our own, it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products and technologies or work less effectively with our products and technologies than their own. As a result, end-users may have an incentive to purchase products that are compatible with the products and technologies of our competitors over our products and technologies.

The success of our business, and our ability to achieve our desired revenue and profitability goals, depends on our ability to develop, expand and successfully manage our operations and effectively and timely develop and implement our strategic business initiatives.

Our success depends on our ability to design products and technologies popular with customers and consumers, effectively market our products and technologies, effectively manufacture our products and successfully manage our operations, as well as our ability to develop and execute our strategic business initiatives. Our ability to successfully accomplish these objectives will depend upon a number of factors, including the following:

●	signing with strategic distribution partners with established retail and wholesale relationships;

●	the continued development of our business;

●	the hiring, training and retention of competent personnel;

●	the ability to generate customer demand;

●	the ability to enhance our operational, financial and management systems;

●	the availability of adequate financing;

●	competitive factors; and

●	general economic and business conditions.

In addition, our ability to achieve our desired revenue and profitability goals depends on how effectively and timely we execute on our key strategic initiatives, including development of an enhanced smart platform, and develop and implement new strategic business initiatives. Our current key strategic initiatives include the following:

●	successfully launching our smart products and technologies;

●	executing and marketing our products and technologies to both industry and retail customers, such as real estate developers and individuals who desire safer lighting fixtures and smart home capabilities;

●	continuing our product innovation;

●	leveraging our products and technologies to support IoT applications, including integrations with third-party applications; and

●	improving our distribution sales channels.

We also may identify and pursue strategic acquisition candidates that would help support these initiatives.

Developing and implementing various strategic business initiatives requires us to incur additional expenses and capital expenditures and also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability and could lead to weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. There can be no assurance that we will be able to successfully implement these or future initiatives or, even if implemented, that they will result in the anticipated benefits to our business. Moreover, if we are unable to implement an initiative in a timely manner, or if any initiatives are ineffective or are executed improperly, our business and operating results would be adversely affected.

As we evolve our business strategy to focus on our smart products and technologies, our results of operations, financial condition and cash flows may be materially adversely affected.

Our future growth and profitability are tied in part to our ability to successfully bring to market new and innovative smart products and technologies. We have evolved our business strategy to focus on producing smart products and technologies using our “plug and play” technologies. This expansion of our products and technologies also includes pursuing projects to develop recurring revenue streams, such as subscription services. We have invested, and plan to continue to invest, significant time, resources and capital into expanding our products and technologies with no expectation that they will provide material revenue in the near term and without any assurance they will succeed or be profitable. In fact, these efforts have reduced our profitability, and will likely continue to do so, at least in the near term. We may also be unable to launch or manufacture our products and technologies or develop recurring revenue streams, such as anticipated subscription services, in a timely manner, which would further negatively impact our ability to become profitable. Moreover, as we continue to explore, develop and refine our smart products and technologies, we expect that market preferences will continue to evolve, and, accordingly, our products and technologies may not generate sufficient interest by end-user customers, and we may be unable to compete effectively with existing or new competitors, generate significant revenues or achieve or maintain acceptable levels of profitability.

Additionally, our experience providing smart technology is limited. If we do not successfully execute our strategy or anticipate the needs of our customers, our credibility as a provider of smart home solutions could be questioned, and our prospects for future revenue growth and profitability may never materialize.

If we fail to successfully launch our smart products and technologies or manage and maintain our evolving business strategy, our future revenue growth and profitability would likely be limited and our results of operations, financial condition and cash flows would likely be materially adversely affected.

We may need to raise additional financing to support our operations, but we cannot provide any assurance that we will be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We have limited financial resources, and we expect that our evolving strategy and expansion of business activities will require additional working capital, as we likely will not generate sufficient cash flows from our operations to sustain our operations or to allow us to effectively develop our smart products and technologies or pursue our strategic initiatives. We are currently generating revenue partially from sales of our discontinued inventory. We expect that the release of our new smart products and technologies will require working capital to finish product development and manufacturing, and support market release and provide technical customer support upon its commercial release.

In the future, we will likely need to seek additional equity or debt financing to provide for our working capital needs. There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion or at all. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;

●	loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants and control or revocation provisions, that are not acceptable to management or our board of directors;

●	debt financing increases expenses, and we must repay the debt regardless of our operating results; and

●	our ability to obtain additional capital may be adversely impacted by factors beyond our control, such as the market demand for our securities, the state of financial markets generally and other relevant factors, including potential worsening global economic conditions resulting from the ongoing COVID-19 pandemic and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that arise from the pandemic.

As of December 31, 2021, we had approximately $10.4 million in cash and cash equivalents. As we develop our revenue base, we have raised additional funds through the sale of our common stock and warrants and issuance of debt, including receiving approximately $20.5 million in net proceeds from our initial public offering completed in February 2022. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations for at least the next 12 months. For additional information regarding our financing arrangements, see the “Liquidity and Capital Resources” heading in the “Management’s Discussion and Analysis” section of this Form 10-K. In addition, a significant stockholder of the Company has provided a letter of financial support to the Company.

If we fail to obtain required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we may be unable to continue to develop our business activities to achieve our objectives or may need to delay, scale back or eliminate our business plan and further reduce our operating costs, each of which would have a material adverse effect on our business, future prospects and financial condition. A lack of additional financing could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, our investors could lose their entire investment.

We face risks associated with financing our operations related to our debt financing.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. In addition, to the extent that we are unable to pay our obligations under our secured promissory note with Nielsen & Bainbridge, LLC (“NBG”) or the U.S. Small Business Administration (the “SBA”), or any other outstanding secured debt, the creditor could proceed against any or all of the collateral securing our indebtedness to it.

We also have received loan proceeds under the Paycheck Protection Program (the “PPP”). A portion of the PPP1 Loan (as defined below) was forgiven. While we have requested forgiveness of the PPP2 Loan (as defined below), we have not yet received a reply to our request. We can provide no assurances that we will be able to obtain forgiveness of all or any portion of the PPP2 loan. In addition, the SBA may audit our loan forgiveness applications and further examine our eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. We can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

The success of our business depends on the market acceptance of products with our proprietary technology and our ability to respond to rapidly changing technology and customer demands.

Our future success depends on the market acceptance of our proprietary safe and smart products and technologies. If we are unable to convince current and potential customers of the advantages of our products and technologies, or we are unable to adapt to technological advances, anticipate customer demands and develop new capabilities for our products and technologies, then our ability to market and sell our products and technologies will be limited. If the market for our products and technologies does not develop, if we are unable to adapt new or enhanced products and technologies to emerging industry standards, or if the market does not accept our products and technologies, then our ability to grow our business could be limited. In addition, we may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of our products and technologies.

We are subject to risks related to health epidemics and pandemics, including the ongoing COVID-19 pandemic, which could adversely affect our business, prospects, financial condition, and results of operations.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the ongoing COVID-19 pandemic. The effects and potential effects of the COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and continuity in business operations, creates significant uncertainty. In addition, the COVID-19 pandemic may cause an increase in costs resulting from our efforts to mitigate the effects of COVID-19, delays in our schedule to develop and release products of our smart products and technologies and disruptions to our supply chain and difficulties in procuring required components or manufacturing capability, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders, and business shutdowns. While many of these measures have been relaxed or lifted in the U.S., they may be reinstituted if conditions deteriorate, which could adversely affect our product development and launch plans. For instance, we temporarily closed our offices and had personnel work remotely to the extent possible and may be required to do so again in the future, which could cause further delay in the development and/or release of our smart products and technologies. In addition, employees and contractors working remotely may not have the resources available to enable them to maintain the same level of productivity and efficiency, and increased reliance on remote access to our information systems increases our exposure to potential cybersecurity threats. Further, our sales and marketing activities have been, and may continue to be, adversely affected by the inability to conduct in-person sales activities, meetings, events and conferences, which has, and may in the future, negatively impacted our financial performance. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected.

The extent to which the COVID-19 pandemic may affect our business will depend on continued developments, including the duration of the pandemic and the extent of any resurgences in cases across the United States, the timing and availability of effective medical treatments and vaccines, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are uncertain and cannot be predicted. Even if the COVID-19 pandemic subsides, we may continue to suffer an adverse impact on our business due to the global economic effect of the pandemic, including any economic recession that has occurred or may occur in the future. Additionally, many of the risk factors disclosed in this Form 10-K have been, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

We operate in a highly competitive industry, and if we are unable to compete successfully, our business may be adversely affected.

Our products and technologies face strong competition from manufacturers and distributors of lighting and ceiling fan manufacturers, and, with respect to our smart products and technologies, from manufacturers and distributors of products addressing certain smart technologies, features or markets for the home and office worldwide. In order to remain competitive, we need to invest in research and development and marketing. Many of our competitors have stronger capitalization than we do, strong existing customer relationships and more extensive engineering, manufacturing, sales and marketing capabilities. Competitors’ products and technologies may be more effective, more effectively marketed or sold or have lower prices or superior performance features than our products and technologies. Competitors could focus their substantial resources on developing competing products and technologies that may be potentially more attractive to customers than our products and technologies or offer competitive products and technologies at reduced prices in order to improve their competitive positions. We may also face competition from other products with existing technologies and from other smart home devices, and consumers may prefer individual device solutions that provide more narrowly targeted functionality instead of a more comprehensive integrated smart home solution. Any of these competitive factors could make it more difficult for us to attract and retain customers, require us to lower our prices in order to remain competitive or reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets or other electronic components used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our ability to manufacture our products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. COVID-19 has also negatively impacted the availability of certain electronic components. While we experienced shortages in obtaining necessary integrated circuit chips to be used in our products, we have been able to find additional suppliers for such components and believe we have obtained a sufficient number to manufacture our products by the anticipated launch date. Going forward, we believe we can obtain more chips as needed within a reasonable time period and may be able to replace difficult to acquire components with different products or modify our design if necessary. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

We rely on a limited number of third-party manufacturers to produce our products. We may be unable to achieve our growth and profitability objectives if we cannot secure acceptable third-party manufacturers or existing third-party manufacturer relationships dissolve. In addition, our financial results could be adversely affected if we fail to successfully reduce our current or future production costs.

We depend on certain key manufacturers for our current products and plan to continue to rely on such manufacturers as we transition to sales of our smart products. If these relationships become strained, our results of operations and financial condition could be materially adversely affected. We also cannot predict whether our current or future manufacturing arrangements will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products. Even if we are successful in developing manufacturing capabilities and processes, we cannot provide any assurance that we will do so in time to meet market demand. Our failure to develop such manufacturing processes and capabilities, if necessary, in a timely manner could prevent us from achieving our growth and profitability objectives. In addition, our results of operations, financial condition and cash flows could be materially adversely affected if our third-party manufacturers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in their manufacturing process or delivery of the finished products and components or the raw materials used to make such products and components.

We may also need to hire and train a significant number of employees to engage in full-scale commercial manufacturing operations. There are various risks and challenges associated with hiring, training and managing a large workforce in time for us to commence our planned commercial production and sale of our smart products and technologies, including that the workforce will not have experience with manufacturing our smart products and therefore will require significant training.

Additionally, a significant portion of our strategy will rely upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our strategy relies on our ability to reduce our production costs in order to remain competitive. As there is no historical basis for estimating the demand for our smart products and technologies, or our ability to develop, manufacture and deliver our smart products, we may be unable to accurately estimate our inventory and production requirements, which would affect our ability to successfully implement cost reduction measures. If we overestimate our requirements, we may have excess inventory, which would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacture of the smart products and result in delays in shipments and revenues. We may also rely on a limited number of suppliers; during the years ended December 31, 2021 and 2020, we had two major vendors that accounted for approximately 95% of cost of sales. For additional information regarding our suppliers, see “Business – Third-Party Manufacturing and Suppliers.” In addition, lead times for materials and components may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we are unable to successfully implement cost reduction measures, if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, or if we fail to order sufficient quantities of components in a timely manner, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our third-party manufacturers are located in China, which exposes us to additional risks.

Our third-party manufacturers are located in China, which exposes us to additional risks that could negatively impact our business and operations. We are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. The U.S. administration has imposed tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets to date, as we are transitioning our business, we cannot predict the impact of future tariffs on our products and technologies, and the costs of supplies and manufacturing may increase. If we cannot deliver our products on a competitive and timely basis, our relationships with customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. We cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

In addition, the prosecution of intellectual property infringement and trade secret theft in China is more difficult than in the United States. Although we take precautions to protect our intellectual property, using Chinese manufacturers could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, and we may be unsuccessful in monitoring and enforcing our intellectual property rights against them, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could adversely affect our business, results of operations, and financial condition.

Further, such manufacturers may be subject to disruption by natural disasters, public health crises, and political, social or economic instability, including geopolitical conditions. The temporary or permanent loss of the services of any of our contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. For example, the continued impact of the COVID-19 pandemic and related quarantines and work and travel restrictions in could disrupt product and impair our ability to manufacture and launch our products and technologies on our anticipated timelines.

Additional risks may include, but are not limited to, the potential impact of fluctuations in foreign currency exchange rates, the increased global focus on environmental and social issues and China’s potential adoption of more stringent standards in these areas, other rules and regulations adopted by the Chinese government or provincial or local governments, and the potential impact of global market and economic conditions on the financial stability of our manufacturers.

We may acquire other businesses, license rights to technologies or products, form alliances, or dispose of assets or operations, which could cause us to incur significant expenses and could negatively affect profitability.

We may pursue acquisitions, technology-licensing arrangements and strategic alliances, or dispose of some of our assets or operations, as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and if such transactions are completed, we may not realize the expected benefits. If we are successful in completing an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. In addition, we may experience diversion of our management’s attention from our existing business and initiatives in pursuing such a strategic transaction and could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technologies or products that may be important to the development of our business. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

We may depend upon a limited number of customers in any given period to generate a substantial portion of our revenue.

Our industry does not lend to long-term customer contracts, and our dependence on individual key customers can vary from period to period as a result of consumer demands, among other variables. As a result, we may experience more customer concentration in any given future period. At both December 31, 2021 and 2020, one customer accounted for 100% of our accounts receivable. The loss of, or substantial reduction in sales to, any of our significant customers could have a material adverse effect on our results of operations in any given future period.

Our business may become substantially dependent on contracts that are awarded through competitive bidding processes.

We may obtain a significant portion of our revenues pursuant to contracts that are subject to competitive bidding, including contracts with municipal authorities. Competition for, and negotiation and award of, contracts present varied risks, including, but not limited to:

●	investment of substantial time and resources by management for the preparation of bids and proposals with no assurance that a contract will be awarded to us;

●	the requirement to certify as to compliance with numerous laws (for example, socio-economic, small business and domestic preference) for which a false or incorrect certification can lead to civil and criminal penalties;

●	the need to estimate accurately the resources and cost structure required to service a contract; and

●	the expenses and delays that we might suffer if our competitors protest a contract awarded to us, including the potential that the contract may be terminated and a new bid competition may be conducted.

If we are unable to win contracts awarded through the competitive bidding process, we may not be able to operate in the market for products and services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and perform such contract awards, our growth strategy and our business, financial condition and results of operations could be materially and adversely affected.

If we fail to develop our brand, our business may suffer.

We believe that developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our products and technologies and is an important element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand. Promotion and enhancement of our brand will depend largely on our success in being able to provide high quality, reliable and cost-effective products and technologies. If customers do not perceive our products and technologies as meeting their needs, or if we fail to market our products and technologies effectively, we will likely be unsuccessful in creating the brand awareness that is critical for broad customer adoption of our products and technologies.

We sell, or will sell, products and technologies to companies in industries that tend to be extremely cyclical; downturns in those industries would adversely affect our results of operations.

The growth and profitability of our business will depend on sales to industries that are subject to cyclical downturns. Slowdowns in these industries may adversely affect our sales, which in turn would adversely affect our revenues and results of operations.

Our inability to protect our intellectual property, or our involvement in damaging and disruptive intellectual property litigation, could adversely affect our business, results of operations and financial condition or result in the loss of use of the related product or service.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We own United States and international patents and patent applications for some of our products, systems, business methods and technologies. We offer no assurance about the degree of protection which existing or future patents may afford us. Likewise, we offer no assurance that our patent applications will result in issued patents, that our patents will be upheld if challenged, that competitors will not develop similar or superior business methods or products outside the protection of our patents, that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents. Effective protection of our United States patents may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. In addition, because some patent applications are maintained in secrecy for a period of time, we could adopt a technology without knowledge of a pending patent application, and such technology could infringe a third party’s patent.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise learn of our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot provide any assurance that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business could be materially adversely affected.

We rely on our trademarks, trade names, and brand names to distinguish us and our products and services from our competitors. Some of our trademarks may conflict with trademarks of other companies. Failure to obtain trademark registrations could limit our ability to protect our trademarks and impede our sales and marketing efforts. Further, competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, third parties may bring infringement and other claims that could be time-consuming and expensive to defend. Parties making infringement and other claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, technologies, services or business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, technologies, services and business methods and require us to redesign or, in the case of trademark claims, rebrand our business or products, any of which could have a material adverse effect on our business, financial condition or results of operations.

The expiration or loss of patent protection and licenses may affect our future revenues and operating income.

Much of our business relies on patent and trademark and other intellectual property protection. Although most of the challenges to our intellectual property would likely come from other businesses, governments may also challenge intellectual property protections. To the extent our intellectual property is successfully challenged, invalidated or circumvented, or to the extent it does not allow us to compete effectively, our business will suffer. To the extent that countries do not enforce our intellectual property rights or to the extent that countries require compulsory licensing of our intellectual property, our future revenues and operating income will be reduced.

The loss of our license arrangements with GE could negatively affect our results of operations.

We currently have two U.S. and global agreements with GE, whereby we may use the GE brand logo on some of our products and GE’s licensing team may license some of our products to both U.S. and global manufacturers. The loss or termination of our arrangements with GE could, among other things: limit our ability to secure additional customers and thereby could have a material adverse effect on our profitability and financial condition; negatively impact our manufacturing capabilities, as our products are produced by third-party manufacturers, mainly in the People’s Republic of China, under the strict guidance of GE, and the loss of GE’s supervision might adversely affect our relationship with the third-party manufacturers and/or require us to increase our quality control staff in China to assume the guidance role administered by GE, if we are to maintain a similarly high level of quality for our products; cause us to materially revise our marketing plans for new and existing products, which could delay product introductions and have a negative impact on our revenue; and impact relationships with third-party suppliers of electronics and/or services currently or planned to be incorporated in our products and technologies, which could delay or forestall such collaborations and, as a result, negatively impact our products and technologies and potential revenue from such products and technologies.

We are, or in the future may be, subject to substantial regulation related to quality and safety standards applicable to our products and technologies. Our failure to comply with applicable quality or safety standards could have an adverse effect on our business, financial condition or results of operations.

We are subject to regulation related to quality and safety standards, including safety certification and evaluation to specific safety standards depending on the product type, region and country. Products certified by a NRTL, such as UL, Intertek Testing Lab (ETL) or Canadian Standards (CSA), bear a certification mark signifying that the product complies with the requirements of the product safety standard. UL Standards are used for evaluation of USA products, CSA Standards for Canada and IEC (International Electrotechnical Commission) Standards for European countries. We use UL as our main third-party NRTL safety laboratory. While we have received a variety of safety certifications on our products, including UL, United Laboratories for Canada (cUL), Conformité Européenne (CE) and International Electrotechnical Commission for Electrical Equipment (IECEE) Certification Body (CB) scheme, we may need or desire to obtain additional certifications for new product configurations, which will increase the time and costs to complete our product launches and which we may be unable to obtain within a reasonable time, or at all. In addition, certain electronic products require FCC certification, and we have obtained FCC certification on applicable products to ensure electromagnetic interference compliance. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections and other review and reporting mechanisms. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot provide any assurance that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain such certifications for our existing products.

While we endeavor to take all the steps necessary to comply with applicable laws and regulations, there can be no assurance that we can maintain compliance on a continuing basis. Failure by us or our partners to comply with current or future governmental regulations and quality and safety assurance guidelines could lead to product recalls or related field actions, or product shortages. Efficacy or safety concerns with respect to our products or those of our partners could lead to product recalls, fines, withdrawals, declining sales and/or our failure to successfully commercialize new products or otherwise achieve revenue growth.

We could face significant liabilities in connection with our products, technologies and business operations, which, if incurred beyond any insurance limits, would adversely affect our business and financial condition.

We are subject to a variety of potential liabilities connected to our product and technology development and business operations, such as potential liabilities related to environmental risks. As a business that markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we have obtained insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions and results of operations could be materially adversely affected.

We may be subject to legal claims against us or claims by us that could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation or claims related to our products, intellectual property, customers, employees, stockholders, distributors and sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits, our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. We may not have adequate resources in the event of a successful claim against us, and insurance may not be available in sufficient amounts or at all to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

We have limited product distribution experience and we expect to rely on third parties, who may not successfully sell our products and technologies.

Our ability to increase our customer base, achieve broader market acceptance of our products and technologies, grow our revenue and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We have limited product distribution experience and currently rely, and plan to rely primarily, on product distribution arrangements with third parties. As a result, our future revenues from sales of our products and technologies, if any, will depend on the success of the efforts of these third parties. We may also license our technology to certain third parties for commercialization of certain applications. We expect to enter into additional distribution agreements and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and technologies and may devote insufficient sales efforts to our products and technologies. We are also subject to the risks of distributor and resellers encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk, for example, if they are unable to pay for their purchases, or ongoing disruptions in business, such as from natural disasters or the effects of the COVID-19 pandemic.

We will rely on third parties maintaining open marketplaces to distribute our mobile application. If such third parties interfere with the distribution of our application, our business would be adversely affected.

We will rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, to make the mobile application controlling our products and technologies available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We will also depend on these third-party marketplaces to enable us and our users to timely update our mobile application, and to incorporate new features, integrations and capabilities. We will be subject to requirements imposed by marketplaces such as Apple and Google, which may change their technical requirements or policies in a manner that adversely impacts the way in which we or third parties collect, use and share data from users through our mobile application. If we do not comply with these requirements, we could lose access to the mobile application marketplace and users, and our business, results of operations, and financial condition may be harmed.

In addition, Apple and Google, among others, for competitive or other reasons, could stop allowing or supporting access to our mobile application through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our mobile application less desirable or harder to access. If it becomes more difficult for our users to access and use the mobile application controlling our smart products on their mobile devices, if our users choose not to access or use the application on their mobile devices, or if our users choose to use mobile products that do not offer access to the application, our user growth, retention and engagement could be seriously harmed.

Our net sales, and ability to market and sell our new products and technologies, might be adversely impacted if our products and technologies do not meet certain certification and compliance standards.

Although not legally required to do so, we strive to obtain certifications for substantially all our products, both in the United States, and, where appropriate, in jurisdictions outside the United States. For instance, we may seek certification of our products from UL, United Laboratories for Canada (cUL) and Conformité Européenne (CE). Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products and technologies or that, if certification standards are amended, we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products and technologies, our net sales might be adversely affected if such an amendment or implementation were to occur.

Defects in our mobile application and the technology powering it may adversely affect our business.

Tools, code, subroutines and processes contained within our mobile application may contain defects not yet discovered or contained in updates and new versions. Our introduction of updates and new versions with defects or quality problems may result in adverse publicity, reduced downloads and use, product redevelopment costs, loss of or delay in market acceptance of our products and technologies or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have significant U.S. net operating loss (“NOL”) and tax credit carryforwards. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and certain other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the TCJA, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years beginning before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. In addition, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The elimination of monetary liability against our directors, officers, and employees under Florida law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation (as defined below) contain a provision permitting us to eliminate the personal liability of our directors and officers to our Company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Florida law. Our bylaws also contain provisions regarding indemnification of our directors, officers and employees, including, under certain circumstances, against attorneys’ fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. The foregoing obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and stockholders.

Other factors could have a material adverse effect on our future profitability and financial condition.

Many other factors can affect our profitability and financial condition, including:

●	changes in, or interpretations of, laws and regulations, including changes in accounting standards and taxation requirements;

●	changes in the rate of inflation, interest rates and the performance of investments held by us;

●	changes in the creditworthiness of counterparties that transact business with us;

●	changes in business, economic and political conditions, including: war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action; natural disasters; public health crises, including epidemics and pandemics, such as the ongoing COVID-19 pandemic; the cost and availability of insurance due to any of the foregoing events or other unforeseen events; labor disputes, strikes, slow-downs or other forms of labor or union activity; and pressure from third-party interest groups;

●	changes in our business and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates and opportunities existing now or in the future;

●	difficulties related to our information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction or interruption of these systems;

●	changes in credit markets impacting our ability to obtain financing for our business operations; or

●	legal difficulties, any of which could preclude or delay commercialization of products or technologies or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions and issues regarding compliance with any governmental consent decree.

Risks Related to Our Operations

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules adopted by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political and economic environment and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, our business, financial condition and results of operations could be materially adversely affected. The increased costs will increase our expenses and may require us to reduce costs in other areas of our business. We cannot currently predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel.

Our success depends substantially on the efforts and abilities of our officers and other key employees and agents. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified personnel will also be critical to our success. The loss of the services of our executive officers or other key employees or contractors could impede the achievement of our research and development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time, as competition for experienced personnel in our industry is substantial. In addition, if any of our officers or other key personnel join a competitor or form a competing company, we may lose some of our customers.

Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire additional personnel as we expand our business. If we do not continue to develop our company culture or maintain our core values as we grow and evolve, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K (subject to any change in applicable SEC rules), which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain a non-accelerated filer, our independent registered public accounting firm may be required to report on the effectiveness of our internal control over financial reporting beginning as of that second annual report on Form 10-K. We are also required to design our disclosure controls and procedures to reasonably assure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

We may identify control deficiencies of varying degrees of severity under applicable SEC and PCAOB rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if our independent registered public accounting firm determines that we have a material weakness or a significant deficiency in our internal control over financial reporting, or if we are unable to maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements. As a result, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We believe that any internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement, causing us to fail to disclose a required related party transaction. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global financial markets have recently experienced, as a result of the COVID-19 pandemic, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our strategic plans. In addition, there is a risk that one or more of our current service providers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased or volatile stock prices for many companies, notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic and political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

As of December 31, 2021, our cash and cash equivalents were approximately $10.4 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our internal computer systems, or those of our third-party manufacturers or other contractors or consultants, may fail or suffer security breaches. If our information technology systems security measures are breached or fail, our products and technologies may be perceived as not being secure, customers may curtail or stop buying our products and technologies, we may incur significant legal and financial exposure, and our reputation, results of operations, financial condition and cash flows could be materially adversely affected.

The efficient operation of our business is dependent on our information technology systems, some of which may be in need of enhancement, updating and replacement. We rely on these systems generally to manage day-to-day operations, manage relationships with our customers and maintain our research and development data and our financial and accounting records. Despite our implementation of security measures, our internal computer systems, and those of our third-party manufacturers, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems as needed, or any compromise of the integrity or security of the data we generate from our information technology systems could have a material adverse effect on our results of operations, disrupt our business and product and technology development and make us unable, or severely limit our ability, to respond to customer demands. Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our information technology systems involve the storage of our confidential information and trade secrets, as well as our customers’ personal and proprietary information, in our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may result in a combination of significant legal and financial exposure, increased remediation and other costs, theft and/or unauthorized use or publication of our trade secrets and other confidential business information, loss of funds, damage to our reputation and a loss of confidence in the security of our products, technologies, services and networks that could have an adverse effect upon our business. While we take steps to prevent unauthorized access to our corporate systems, because the techniques used to obtain unauthorized access, disable or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, the risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as cyberattacks have become more prevalent and harder to detect and fight against. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Any breach or failure of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

If we are unable to prevent or mitigate the impact of security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. In addition, we may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Further, if a high profile security breach occurs with respect to another provider of smart home solutions, the public may lose trust in the security of our smart products and technologies or in the smart home space generally, which could adversely impact our ability to sell such products and technologies. Even in the absence of any security breach, concerns about security, privacy or data protection may deter consumers from using our smart products and technologies.

Intentional or accidental actions or inactions by employees or other third parties with authorized access to our networks may result in the exposure of vulnerabilities that may be exploited or expose us to liability. Third parties may also conduct attacks designed to temporarily deny customers access to our cloud services.

Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny users access to our cloud services. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of user confidence in the security of our platform and damage to our brand, reduce the demand for our solutions, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement and indemnity obligations, and adversely affect our business, financial condition and results of operations.

We use third-party technology and systems in a variety of contexts, including, without limitation, employee email, content delivery to customers, back-office support, credit card processing, and other functions. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security.

We rely upon third-party providers of cloud-based infrastructure to host our solutions. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition, revenues, results of operations or cash flows.

We outsource substantially all of the infrastructure relating to our cloud solution to third-party hosting services, such as Amazon Web Services (“AWS”). Customers of our cloud-based solutions need to be able to access our platform at any time, without interruption or degradation of performance, and, in some cases, we need to provide them with service-level commitments with respect to uptime. Our cloud-based solutions depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, revenues, results of operations or cash flows. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyberattacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, regional epidemics or global pandemics such as COVID-19 and other similar events beyond our control could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

AWS provides the cloud computing infrastructure that we use to host our platform, manage data, mobile application and many of the internal tools we use to operate our business. Our platform, mobile application and internal tools use computing, storage capabilities, bandwidth and other services provided by AWS. Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations and could seriously harm our business. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform for our customers, and we may lose customers if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by AWS could affect the availability or speed of our platform, which may also impact the usage of, and our customers’ satisfaction with, our platform and could seriously harm our business and reputation. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors or changes or interprets its terms of service or policies in a manner that is unfavorable with respect to us, our business, financial condition, revenues, results of operations or cash flows may be harmed.

We may collect, store, process and use our customers’ personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to data privacy, information security and data protection. Any cybersecurity breaches or actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

We may collect, store, process and use our customers’ personally identifiable information and other data in our transactions with them, and we may rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products and technologies could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products and technologies we offer. For example, the General Data Protection Regulation (the “GDPR”), which came into effect in the European Union in May 2018 and superseded prior European Union data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance.

Further, data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which generally becomes effective in 2023 and amended and expanded the CCPA with additional data privacy compliance requirements and established a regulatory agency dedicated to enforcing these requirements. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

Despite our compliance efforts, we may fail to achieve compliance with applicable privacy or data protection laws and regulations as they evolve, or adhere to contractual obligations regarding the collection, processing, storage and transfer of data (including data from our customers, prospective customers, partners and employees), either due to internal or external factors such as resource limitations or a lack of vendor cooperation. Any actual or perceived failure to comply with these laws or obligations could result in enforcement action against us, including fines, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to any existing customers and prospective customers), any of which could harm our business, results of operations, and financial condition. Further, privacy concerns may inhibit market adoption of our smart products and technologies, particularly in certain industries and foreign countries.

Natural disasters, geopolitical events and other highly disruptive events, such as the COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

Natural disasters and other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, public health crises, such as epidemics and pandemics (including the COVID-19 pandemic), geopolitical conditions, acts or threats of war or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability and the actions taken by governments could cause damage to or disrupt our business operations, or those of our manufacturers or our customers, and could create economic instability. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third party information technology and other service providers, could also interfere with or disrupt our operations. In addition, new regulations relating to climate change may negatively affect us, our manufacturers, our suppliers or our customers. As a result, we may incur additional costs or obligations in complying with any new environmental and reporting requirements, as well as increased indirect costs resulting from our manufacturers, suppliers or customers that get passed on to us. Although it is not possible to predict such events or their consequences, these events could increase our costs, result in physical damage to or destruction or disruption of properties used in connection with the manufacture of our products, the lack of an adequate workforce in part or all of our operations, supply chain disruptions and data, utility and communications disruptions. In addition, these events could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

We may not be able to maintain our Nasdaq listing and may incur additional costs as a result of our Nasdaq listing.

Our common stock commenced trading on Nasdaq on February 10, 2022, and we are subject to certain Nasdaq continued listing requirements and standards, including, without limitation, minimum market capitalization and other requirements. We cannot provide any assurance that we will be able to continue to satisfy the requirements of Nasdaq’s continued listing standards, and failure to maintain our listing, or delisting from Nasdaq, would make it more difficult for stockholders to dispose of our securities and more difficult to obtain accurate price quotations on our securities. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock and/or other securities are not traded on a national securities exchange.

The price of our common stock may be volatile and fluctuate substantially.

Our stock price is likely to be volatile. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	our ability to successfully launch, and gain market acceptance of, our smart products and technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to our research and development, marketing efforts, strategic initiatives or other areas;

●	actual or anticipated changes in governmental regulation, including taxation and tariff policies;

●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the lighting and smart home sectors;

●	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the economic downturn resulting from the COVID-19 pandemic;

●	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors and social media activity affecting companies such as GameStop Corp.; and

●	the other factors described in this “Risk Factors” section.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In the event any of the foregoing occur, the market price of our common stock could be highly volatile and may materially decline. Further, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

The conversion of outstanding convertible notes or Series A Convertible Preferred Stock, no par value (“Series A Preferred Stock”) or exercise of outstanding warrants into shares of common stock could materially dilute our stockholders.

As of February 25, 2022, we had $1,300,000 aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at $15 per share, 5,056,936 shares of Series A Preferred Stock outstanding and warrants to purchase 947,895 shares of our common stock outstanding at an exercise price ranging from $3.30 to $12.00 per share. The conversion price of the notes or exercise price of the warrants may be less than the market price of our common stock at the time of conversion or exercise and may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate or exercise rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 86,668 shares of common stock. If all of the outstanding warrants are exercised for shares of common stock, we would be required to issue an aggregate of 947,895 shares of common stock. If all of the Series A Preferred Stock outstanding are converted into shares of common stock, we would be required to issue an aggregate of 5,056,936 shares of common stock. If we issue any or all of these shares, the ownership of our stockholders will be diluted.

If securities analysts do not publish research or reports about our business, or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors, 5% holders and their affiliates beneficially own, in the aggregate, approximately 54% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of other investors, and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our share price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our existing stockholders are currently subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for 180 days from February 9, 2022, the date we entered into the underwriting agreement relating to our initial public offering, subject to certain exceptions. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material and adverse effect on the trading price of our common stock.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We currently qualify as a “smaller reporting company,” which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in this Form 10-K and our periodic reports and proxy statements. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. Holders of our Series A Preferred Stock receive interest payments quarterly, at a rate of 6% per year, and rank senior with respect to interest on junior securities, dividends, distributions or liquidation preference. We currently anticipate that we will retain all of our future earnings, if any, to support operations and to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

As a Florida corporation, we are subject to certain provisions of the Florida Business Corporation Act (the “FBCA”) that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. Our articles of incorporation and bylaws also contain other provisions which could have anti-takeover effects. These provisions include, without limitation, the authority of our board of directors to issue additional shares of preferred stock and, to the extent there is any undesignated preferred stock, to fix the relative rights and preferences of the preferred stock without the need for any stockholder vote or approval; the requirement of a majority stockholder vote to remove directors from office or, if for cause, by a majority of the board of directors; and limitations on who may call special meetings of stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain offices in Johns Creek, Georgia, Pompano Beach, Florida, and Guangdong Province, China. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings or arbitration proceedings currently pending against our Company. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-K, we were not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective February 10, 2022, our common stock began trading on Nasdaq under the symbol “SKYX”.

Holders

As of February 25, 2022, there were approximately 218 holders of record of our common stock. This number does not include beneficial owners whose shares may be held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Holders of our Series A Preferred Stock receive interest payments quarterly, at a rate of 6% per year, and rank senior with respect to interest on junior securities, dividends, distributions or liquidation preference. We anticipate that we will retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing senior equity and debt instruments and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following is a summary of issuances of unregistered securities during 2021:

Common Stock Issuances (Excluding Option and Warrant Exercises)

In February 2021, the Company issued 2,084 shares of common stock to a service provider.

In March 2021, the Company issued an aggregate of 43,000 shares of common stock to Mr. Sokolow as part of his director compensation.

In March 2021, the Company issued 10,000 shares of common stock to four investors pursuant to the investment banking agreement with Newbridge Securities Corporation, of which Mr. Sokolow received 4,500 shares and Newbridge Securities Corporation received 3,600 shares.

In a series of transactions from February 2021 to August 2021, Bridge Line Ventures, LLC Series ST-1 (“Bridge Line Ventures”) purchased an aggregate of 231,624 shares of common stock for aggregate proceeds of approximately $2.8 million at a purchase price of $12.00 per share. The share purchases consisted of 25,373 shares purchased in February 2021; 37,500 shares purchased in March 2021; 2,084 shares purchased in April 2021; 150,000 shares purchased in June 2021; and 16,667 shares purchased in August 2021. Such shares have certain piggyback registration and anti-dilution rights.

In October 2021, in private placement transactions with four investors, the Company sold an aggregate of 37,502 shares of common stock, at $12.00 per share, and warrants to purchase up to 37,502 shares of common stock at an exercise price of $12.00 per share for aggregate gross proceeds of approximately $450,000. Such shares and warrants have certain piggyback registration and anti-dilution rights.

In November 2021, the Company issued 33,334 shares of common stock to a joint venture partner pursuant to a 2018 agreement.

In November 2021, in a private placement transaction with two investors, the Company sold an aggregate of 125,001 shares of common stock, at $12.00 per share, and warrants to purchase up to 125,001 shares of common stock at an exercise price of $12.00 per share for aggregate gross proceeds of approximately $1,500,000. Such shares and warrants have certain piggyback registration and anti-dilution rights.

In December 2021, in a private placement transaction, the Company sold an aggregate of 41,668 shares of common stock, at $12.00 per share, and warrants to purchase up to 41,668 shares of common stock at an exercise price of $12.00 per share for aggregate gross proceeds of approximately $500,000. Such shares and warrants have certain piggyback registration and anti-dilution rights.

Also in December 2021, the Company received gross proceeds in the aggregate amount of approximately $8.3 million from the sale of 692,667 shares of common stock at $12.00 per share to several investors, in a private placement. Such shares have certain piggyback registration and anti-dilution rights.

In December 2021, the following shares of common stock were issued to the Company’s named executive officers, non-employee directors and other employees, advisors and consultants: 1,140,000 shares of common stock issued to Mr. Kohen, pursuant to his employment agreement; 55,000 shares of common stock issued to each of Mr. Peter, Mr. Ridge and Mr. Shiff as director compensation; 24,000 shares of common stock issued to Mr. Sokolow as director compensation; 25,000 shares issued to Mr. Schmidt, pursuant to his consulting agreement; and 455,000 shares of common stock issued pursuant to various employment, advisory and consulting agreements.

Option Grants and Exercises

In December 2021, Mr. Sokolow exercised an option to purchase 75,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share, and Mr. Shiff exercised an option to purchase 25,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share.

Shares of common stock underlying the following option awards to the Company’s named executive officers, non-employee directors and other employees and consultants have been issued: five-year options to purchase 3.0 million shares of common stock, which vested on the effective grant date and were granted to Rani Kohen, the Company’s Executive Chairman, pursuant to his employment agreement, of which 1.5 million have an exercise price of $3.00 per share, 500,000 have an exercise price of $4.00 per share and 1.0 million have an exercise price of $6.00 per share, all of which expire November 21, 2024; five-year options to purchase 1,140,000 shares of common stock, granted to Mr. Kohen pursuant to his 2019 employment agreement, which have an exercise price of $6.00 per share, vest as to 120,000 shares January 1, 2020 and as to 340,000 shares on each of September 1, 2020, 2021 and 2022, and expire September 1, 2024; the Performance Options, as described in “Executive Compensation—Agreements with Named Executive Officers”; five-year options to purchase 1,140,000 shares of common stock, granted to Mr. Kohen pursuant to his 2022 employment agreement, which have an exercise price of $12.00 per share, vest as to 120,000 shares January 1, 2023 and as to 340,000 shares on each of January 1, 2023, 2024 and 2025, and expire January 1, 2027; five-year options to purchase 120,000 shares of common stock, granted to John Campi, the Company’s Chief Executive Officer and then-Chief Financial Officer, pursuant to his employment agreement, which have an exercise price of $6.00 per share, vest in full on December 31, 2020 and expire September 1, 2024; five-year options to purchase 100,000 shares of common stock, granted to Patricia Barron, the Company’s Chief Operations Officer, pursuant to her employment agreement, which have an exercise price of $6.00 per share, vest in full on December 31, 2020 and expire September 1, 2024; five-year options to purchase 220,000 shares of common stock, granted to Steven Schmidt, the Company’s President, pursuant to his consulting agreement, of which (i) 60,000 have an exercise price of $0.10 per share, vest in three equal installments on each of October 1, 2020, 2021 and 2022, and expire October 1, 2024, (ii) 60,000 have an exercise price of $6.00 per share, vest in three equal installments on each of October 1, 2020, 2021 and 2022, and expire October 1, 2024, and (iii) 100,000 have an exercise price of $12.00 per share, vest in four equal installments on each of June 1, 2021, 2022, 2023 and 2024, and expire June 1, 2026; three-year options to purchase 10,000 shares of common stock, granted to Marc-Andre Boisseau, Chief Financial Officer, pursuant to his employment agreement, which have an exercise price of $12.00 per share, vest in four equal quarterly installments at the end of each quarter in 2022; five-year options to purchase an aggregate of 125,000 shares, granted to each of Phillips Peter, Thomas Ridge and Dov Shiff as director compensation, all of which vested on the effective grant date and of which, for each director, (i) 25,000 have an exercise price of $3.00 per share and expire January 1, 2023, (ii) 25,000 have an exercise price of $3.00 per share and expire January 1, 2024, (iii) 25,000 have an exercise price of $12.00 per share and expire January 1, 2025, (iv) 25,000 have an exercise price of $12.00 per share and expire December 31, 2025 and (v) 25,000 have an exercise price of $12.00 per share and expire December 31, 2026; five year options to purchase an aggregate of 500,000 options, granted to Leonard Sokolow as director compensation, all of which vested on the effective grant date and of which (i) 100,000 have an exercise price of $3.00 per share and expire January 1, 2023, (ii) 100,000 have an exercise price of $3.00 per share and expire January 1, 2024, (iii) 100,000 have an exercise price of $12.00 per share and expire January 1, 2025, (iv) 100,000 have an exercise price of $12.00 per share and expire December 31, 2025 and (v) 100,000 have an exercise price of $12.00 per share and expire December 31, 2026; and options to purchase an aggregate of 1,772,182 shares of common stock, granted to various employees, advisors and consultants pursuant to their employment, advisory and consulting agreements, which generally have five year terms and vest within three years of the effective grant date, have exercise prices ranging from $1.00 to $12.00 per share, and expire on dates ranging from December 1, 2022 to September 21, 2026.

Series A Preferred Stock Conversions

In February 2021, a holder of Series A Preferred Stock converted 200,000 shares of the Series A Preferred Stock into 200,000 shares of common stock.

Warrant Issuances and Exercises

In June 2020, the Company issued a three-year volume warrant to purchase up to 1,125,000 shares of common stock to an existing stockholder. The exercise price was $3.00 if exercised prior to June 1, 2021, $3.25 if exercised on or after June 1, 2021 and prior to June 1, 2022 and $3.50 if exercised on or after June 1, 2022 through June 1, 2023 (in each case, subject to adjustment, including in the event of certain subsequent equity sales by the Company). The warrant was exercisable in whole or in part at any time prior to or on June 1, 2023. In December 2020, the investor exercised the warrant in full, and in January 2021, the Company issued an aggregate of 1,012,500 shares of common stock, including 675,000 shares of common stock for cash proceeds of approximately $2.0 million and a net total of 337,500 shares of common stock pursuant to a cashless exercise of the remainder of the warrant.

During 2021, the Company issued warrants to Newbridge Securities Corporation and its affiliations as compensation for their placement agent services (the “2021 Newbridge Warrants”), which are three-year warrants to purchase an aggregate of up to 89,685 shares of common stock at an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company), including (i) warrants dated October 26, 2021 to purchase an aggregate of up to 3,750 shares of common stock, including warrants to purchase up to 725 shares and 1,088 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively, (ii) warrants dated November 29, 2021 to purchase an aggregate of up to 12,501 shares of common stock, including warrants to purchase up to 2,250 shares and 3,375 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively, and (iii) warrants dated December 22, 2021 to purchase an aggregate of up to 73,434 shares, including warrants to purchase up to 13,216 shares and 19,827 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively. The 2021 Newbridge Warrants may be exercised, in whole or in part, at any time on or prior to the third anniversary of the effective date of the warrant. Among other terms, the 2021 Newbridge Warrants provide for cashless exercise if, one year following the effective date of the warrant, there is no effective registration statement registering the shares of common stock issuable upon exercise of the 2021 Newbridge Warrants, and for certain anti-dilution rights. The 2021 Newbridge Warrants also provide for certain piggyback registration rights, subject to certain exceptions, including if the registration statement is for an initial public offering, such that, if the Company registers any of its securities either for its own account or for the account of other security holders, the holders of the 2021 Newbridge Warrants are entitled to include their shares in the registration. Subject to certain exceptions, if the offering is being underwritten, the Company and the underwriters may limit the number of shares included in the underwritten offering if the underwriters believe that including such shares would adversely affect the offering.

In May 2021, a warrant holder acquired an aggregate of 21,250 shares of common stock pursuant to a cashless exercise of 30,000 warrant shares. The warrant had an exercise price of $3.50 per share.

In each of June 2021 and August 2021, Bridge Line Ventures received three-year warrants to purchase up to 214,957 and 16,667 shares of the Company’s common stock, respectively, at an initial exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company) (the “Bridge Line Ventures Warrants”). The Bridge Line Ventures Warrants may be exercised, in whole or in part, at any time on or prior to June 30, 2024 or August 31, 2024, respectively. Among other terms, the Bridge Line Ventures Warrants provide for cashless exercise of the Bridge Line Ventures Warrants if, after June 30, 2022 or August 31, 2022, respectively, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Bridge Line Ventures Warrants, and provide for certain anti-dilution rights. In addition, the Bridge Line Ventures Warrants contain certain piggyback registration rights.

In October 2021 and November 2021, in private placement transactions with six investors, the Company sold an aggregate of 162,503 shares of common stock and warrants to purchase up to 162,503 shares of common stock at an exercise price of $12.00 per share, for aggregate gross proceeds of approximately $1,950,000. The warrants have a three year term and an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company). In addition, the warrants provide for cashless exercise if, after one year, there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants, for certain anti-dilution rights and for certain piggyback registration rights, such that, subject to certain exceptions, including if the registration statement is for an initial public offering, if the Company registers any of its securities either for its own account or for the account of other security holders, the warrant holders are entitled to include their shares in the registration.

In December 2021, in a private placement transaction, the Company sold an aggregate of 41,668 shares of common stock and warrants to purchase up to 41,668 shares of common stock at an exercise price of $12.00 per share, for aggregate gross proceeds of approximately $500,000. The warrants have substantially the same terms as those issued in the October and November 2021 offerings, as described above.

Convertible Note

We sold one three-year subordinated convertible promissory note to an investor in the principal face amount of $50,000. Subject to other customary terms, the note matures on January 13, 2024 and accrues interest at a rate of 6% per annum, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share. Upon notice to the holder, the Company may prepay, in whole or in part, the outstanding balance of the note at any time prior to the maturity date; provided, that the holder has the right to convert the note into shares of common stock in lieu of prepayment. Upon the occurrence of certain events of default and written notice from the holder, the note will become immediately due and payable and, until paid in full, will bear interest at a rate of 12% per annum.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans.

Use of Proceeds

On February 14, 2022, we completed our initial public offering, in which we sold 1,650,000 shares of our common stock at a price to the public of $14.00 per share. The offer and sale of the shares in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-261829), which was declared effective by the SEC on February 9, 2022. We received $23.1 million in gross proceeds (excluding proceeds from the sale of shares under the over-allotment option, which has not been exercised) and approximately $20.5 million in net proceeds after deducting underwriting discounts and commissions of $1.8 million and offering expenses of approximately $700,000. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The Benchmark Company, LLC acted as the underwriter of our initial public offering. There has been no material change in the use of proceeds from our initial public offering as described in the prospectus included as part of our Registration Statement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K.

Overview

We have a series of advanced-safe-smart platform technologies. Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced safe and quick universal installation methods, as well as advanced smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our second-generation technology is an all-in-one safe and smart advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. While we have developed and created working prototypes of our advanced and smart products, we are continuing to refine the product prototypes and expect to begin commercial manufacturing and marketing in the first half of 2022 for the advanced products and the smart universal power-plug, ceiling fans and lighting products and the second half of 2022 for the Smart Sky Platform. We hold over 60 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

The ongoing COVID-19 pandemic has caused significant disruption in the international and United States economies and financial markets. We have been following the recommendations of local health authorities to minimize exposure risk for our employees, including the temporary closures of our offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. In addition, the cancellation of in-person meetings and conferences has had an adverse impact on our business and financial condition and has hampered our ability to meet with customers to promote products, generate revenue and access usual sources of liquidity on reasonable terms, which in turn has negatively impacted our financial performance. As the situation continues to evolve, we will continue to closely monitor market conditions and respond accordingly.

In March 2020, the CARES Act was enacted. Among other things, the CARES Act established the PPP, which funded eligible businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and accrued interest if the proceeds are used for eligible costs, which include, but are not limited to, payroll, benefits, mortgage, lease, and utility expenses. We have applied for and received certain financial assistance under the CARES Act, as described further below.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	For the Year Ended December 31,		Change
	2021	2020	2021 vs. 2020
Revenue	$43,109	$258,376	$(215,267)	(83.3)%
Cost of revenues	(149,286)	(503,033)	353,747	(70.03)%
Gross loss	(106,177)	(244,657)	138,480	(56.6)%
Selling, general and administrative expenses	5,081,906	8,741,320	(3,659,414)	(41.9)%
Loss from operations	(5,188,083)	(8,985,977)	3,797,894	(42.3)%
Other income / (expense)
Interest expense	(560,418)	(515,515)	(44,903)	8.7%
Other income, loan forgiveness	10,000	257,468	(247,468)	(96.1)%
Gain on exchange	8,051	408	7,643	NM
Interest income	36	1,511	(1,475)	(97.6)%
Total other expense, net	(542,331)	(256,128)	(286,203)	111.7%
Net loss including noncontrolling interest	(5,730,414)	(9,242,105)	3,511,691	(38.0)%
Less net loss attributable to noncontrolling interest	—	—	—	—
Preferred dividends	129,456	130,206	(750)	(0.6)%
Net loss attributed to common shareholders	$(5,859,870)	$(9,372,311)	$3,512,441	(37.5)%

NM: Not meaningful

Revenue

The decrease in revenues was directly related to the planned reduction of discontinued inventory as we continued to shift our focus to the development of our new patented “Smart” platforms and technologies. During 2021 and 2020, we opted to sell through our existing inventory of discontinued products to facilitate our planned transition into our new patented product lines.

Cost of Revenues

The reduction in cost of revenues was related to the decrease in sales, which resulted from our decision to discontinue our old products and transition to our patented “Smart” platforms and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of an allocation of product development, sales, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including non-cash equity-based compensation

The decrease in selling, general, and administrative expenses during 2021 when compared to the prior period was primarily due to a decrease in stock-based compensation of $3.6 million during 2021. The decrease in stock-based compensation during 2021 was primarily due to fewer options and shares of common stock granted during 2021.

Other Income (Expense)

The increase in interest expense in 2021 when compared to the prior period was primarily due to higher weighted-average interest-bearing obligations during 2021, resulting from the compounding of accrued interest.

The decrease in other income loan forgiveness during 2021 when compared to 2020 was primarily due to a non-recurring forgiveness of a PPP loan during 2020, which did not occur during 2021.

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, we had $10,426,249 and $2,308,871 in cash and cash equivalents, respectively. As we develop our revenue base, we have raised additional funds through the sale of our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations for at least the next 12 months. Our debt previously included a $10,000,000 secured loan, arranged in April 2016 pursuant to a promissory note between us and NBG, to support our working capital needs. As of December 31, 2020, we had $5,458,642 outstanding under the note (exclusive of interest). On December 14, 2021, we entered into a new secured promissory note with NBG, in the amount of approximately $5.9 million, which amended and replaced the April 2016 promissory note. The unpaid principal accrues interest at the Wall Street Journal prime rate plus 1.75% per year. The amended note will mature sixty months following the date of issuance. The Company agreed to make the following payments to NBG: on the date of issuance, $243,000; on December 30, 2021, an amount equal to all accrued and unpaid interest as of such date, plus $100,000; and on each of July 1, 2022, December 30, 2022, July 1, 2023 and December 30, 2023, an installment payment in an amount equal to all accrued and unpaid interest as of the respective date, plus $200,000. Commencing January 15, 2024, the Company will begin paying equal monthly installments of $144,176 in principal, plus all accrued and unpaid interest as of the payment date. The Company may prepay the amounts due under the amended note at any time and from time to time. The note contains customary events of default and, in the event that an event of default occurs, the amended note and all accrued interest will become immediately due and payable. The amended note is secured by the existing pledge and security agreement and by a first priority security interest in substantially all of the Company’s assets.

In addition, we have agreed to pay GE certain minimum royalty payments under the License Agreement. In December 2020, we agreed to pay a total of approximately $5.1 million to GE in quarterly installments through December 2023. As of December 31, 2021, the outstanding balance of such royalty payments was approximately $3.8 million.

The following is a summary of our cash balances and cash flows as of and for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
Net Cash Flows	2021	2020	Year Ended 2021 vs. 2020
Cash Flows from Operating Activities	$(4,627,755)	$(3,129,293)	$(1,498,462)	47.9%
Cash Flows from Investing Activities	$(179,203)	$(109,876)	$(69,327)	63.1%
Cash Flows from Financing Activities	$12,924,336	$3,674,303	$9,250,033	251.7%
Cash and Cash Equivalents, End of Year	$10,426,249	$2,308,871	$8,117,378	351.6%

Fiscal 2021

During 2021, we used $4.6 million in our operating activities, which consisted of our net loss of $5.7 million adjusted for non-cash equity compensation of $1.5 million and a decrease of accounts payable and other obligations of approximately $600,000. We also incurred approximately $179,000 in payments related to our patents pursuant to our investing activities. There were no changes to our inventory carrying values at December 31, 2021 when compared to the prior year measurement date. Our inventory consists primarily of analog components that we intend to use in the manufacturing of our products upon launch in 2022.

We generated $12.9 million in financing activities, of which $13.2 million was generated from the issuance of our shares of common stock and approximately $178,000 from the issuance of a note payable pursuant to the PPP, offset by principal repayments of a note payable of $343,000.

Fiscal 2020

During 2020, we used $3.1 million in our operating activities, which consisted of our net loss of $9.2 million adjusted for non-cash equity compensation of $5.1 million, as well as a decrease in accounts receivable and inventory of approximately $418,000 and $325,000, respectively, and an increase of accounts payable and other obligations of approximately $376,000.

We also incurred approximately $95,000 in payments related to our patents pursuant to our investing activities.

We generated $3.7 million in financing activities, of which $2.1 million and $1.3 million were generated from the issuance of our shares of common stock and convertible notes, respectively, and approximately $280,000 from the issuance of a note payable pursuant to the Paycheck Protection Program.

Working capital

	December 31,		Change
	2021	2020	2021 vs. 2020
Working capital:
Total current assets	$11,385,918	$3,229,065	$8,156,853	252.6%
Total current liabilities	$2,633,984	$2,210,704	$423,280	19.1%
Working capital	$8,751,934	$1,018,361	$7,733,573	759.4%

We had working capital of $8,751,934 as of December 31, 2021, as compared to $1,018,361 as of December 31, 2020. Working capital improved by approximately $7.7 million, which was primarily attributable to an increase in cash proceeds from stock issuances, which was offset, in part, by an increase in accrued expenses and the current portion of notes payable.

A majority of our sales do not require us to take delivery of inventory. Production of the Sky technology and products will be originated upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the ports and loaded on vessels secured by the customer, upon which the products become the property of the customer. Our sales were impacted during the years ended December 31, 2021 and 2020 as we executed the liquidation of discontinued inventory as we continued the development of our new patented “Smart” platforms and technologies.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), management uses adjusted net income (loss) to evaluate operating and financial performance and believes the measure is useful to investors because it eliminates the impact of certain noncash and/or other items that management does not consider to be indicative of our performance from period to period. Management also believes this non-GAAP measure is useful to investors to evaluate and compare our operating and financial performance across periods, as well as facilitating comparisons to others in our industry, although other companies may calculate this non-GAAP measure differently, which may limit the usefulness of this measures for comparative purposes.

We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss), plus interest income; interest expense; depreciation and amortization; unrealized derivative gains and losses; non-recurring income and expenses; and stock-based compensation expense. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

These non-GAAP measures should not be considered in isolation or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These non-GAAP financial measures exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and are subject to inherent limitations. Investors should review the reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures that are included below. Investors should not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2021	2020
Adjusted EBITDA reconciliation to Net Loss:
Net loss	$(5,730,414)	$(9,242,105)

Other Income / (Expense)
Equity-based compensation	(1,463,033)	(5,068,428)
Depreciation and amortization	(84,287)	(106,309)
Interest expense	(560,418)	(515,515)
Other income, loan forgiveness	10,000	257,468
Gain on exchange	8,051	408
Interest income	36	1,511
Total adjustment	(2,089,651)	(5,430,865)

Adjusted EBITDA	$(3,640,763)	$(3,811,240)

Net loss per share – basic and diluted	$(0.09)	$(0.15)
Adjusted EBITDA per share - basic and diluted	$(0.05)	$(0.06)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Future Impact of COVID-19

The negative impact of the COVID-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of COVID-19 on our future business. As of December 31, 2021, we had no material assets that would be subject to impairment or change in valuation due to COVID-19.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2021. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021 and 2020, we believe the amounts reported for cash, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Stock-based compensation is measured at the grant date based on the value of the award granted using the Black- Scholes option pricing model based on projections of various potential future outcomes and recognized over the period in which the award vests. For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination. The stock-based compensation expense is included in general and administrative expenses.

Revenue Recognition

We account for revenues in accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606).

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the Financial Accounting Standards Board, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

See the notes to the consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Form 10-K for additional discussion regarding recent accounting pronouncements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Controls over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 7, 2022, the Company changed its corporate headquarters and principal executive offices from 11030 Jones Bridge Road, Suite 206, Johns Creek, Georgia 30022 to 2855 W. McNab Road, Pompano Beach, Florida 33069. The Company also updated the telephone number for its principal executive offices to (855) 759-7584.

The Company’s 2022 Annual Meeting of Stockholders is scheduled to be held on June 14, 2022. Stockholders of record as of April 18, 2022 will be entitled to receive notice of, and vote at, the annual meeting. Stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2022 Annual Meeting of Stockholders are required to be submitted to the Company by March 18, 2022, which the Company has determined is a reasonable time before it begins printing and sending its proxy materials.

In accordance with the Company’s Bylaws, stockholder nominations of director candidates and stockholder proposals to be presented at the 2022 Annual Meeting of Stockholders, but not submitted for inclusion in the Company’s proxy materials, are required to be delivered to the Secretary of the Company no later than March 18, 2022. The Bylaws specify the information that is required to accompany any such stockholder notices.

In March 2022, the Compensation Committee recommended, and the Board approved, the following compensation program for the non-employee directors of the Company:

●	Annual cash retainer of $30,000, paid in quarterly installments (beginning as of February 14, 2022 and pro-rated as applicable), which directors may elect to have paid in the form of shares of common stock;
●	Annual grant of 5,000 shares of restricted stock, which will vest immediately upon the date of grant;
●	Annual grant of options to purchase 5,000 shares of common stock with an exercise price equal to the closing price of the Company’s common stock on Nasdaq on the date of grant, which will vest in twelve equal monthly installments and expire five years from the date of grant;
●	For service as a member of the Audit Committee, Compensation Committee and/or Nominating and Corporate Governance Committee: (i) an annual grant of 1,000 shares of restricted stock, which will vest immediately upon the date of grant, and (ii) an annual grant of options to purchase 1,000 shares of common stock with an exercise price equal to the closing price of the Company’s common stock on Nasdaq on the date of grant, which will vest in twelve equal monthly installments and expire five years from the date of grant;
●	For service as the Chair of the Audit Committee, Compensation Committee and/or Nominating and Corporate Governance Committee: (i) an additional annual grant of 1,000 shares of restricted stock, which will vest immediately upon the date of grant, and (ii) an additional annual grant of options to purchase 1,000 shares of common stock with an exercise price equal to the closing price of the Company’s common stock on Nasdaq on the date of grant, which will vest in twelve equal monthly installments and expire five years from the date of grant; and
●	For non-employee members of the Business Development Committee of the Board: (i) an annual grant of 12,500 shares of restricted stock, which will vest immediately upon the date of grant, and (ii) an annual grant of options to purchase 12,500 shares of common stock with an exercise price equal to the closing price of the Company’s common stock on Nasdaq on the date of grant, which will vest in twelve equal monthly installments and expire five years from the date of grant.

Non-employee directors will also receive reimbursement of reasonable out-of-pocket expenses for attending Board and committee meetings.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our executive officers and directors, and each such person’s age as of February 23, 2022. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Name	Age	Position(s)
Rani R. Kohen	56	Director, Executive Chairman
John P. Campi	77	Chief Executive Officer
Steven M. Schmidt	67	President
Marc-Andre Boisseau	57	Chief Financial Officer
Patricia Barron	61	Chief Operations Officer
Phillips S. Peter	90	Director
Thomas J. Ridge	76	Director
Dov Shiff	74	Director
Leonard J. Sokolow	65	Director
Gary N. Golden	67	Director
Efrat L. Greenstein Brayer	59	Director
Nancy DiMattia	61	Director

The following information provides a brief description of the business experience of each executive officer and director.

Rani R. Kohen has founded the Company and invented our technologies. He has served as Executive Chairman of the board since 2016 and as Chairman of our board of directors since November 2012. Mr. Kohen also previously served as our Chief Executive Officer from 2004, through 2012. Mr. Kohen is a businessman, entrepreneur and inventor of our technologies. He brings strategic acumen with over 20 years of experience in business, as well as in advanced smart home technologies, product design, lighting, and other related businesses. Since founding the Company, he has succeeded in attracting and engaging accomplished board members, talented management and leading executives from various industries. He has led every major milestone achieved by the Company to date, including securing substantial financing to support the Company’s growth. The board of directors believes that with Mr. Kohen’s leadership and qualifications, the continuity that he brings with his advanced business strategies, he will continue to move us forward towards achieving our goals.

John P. Campi has served as our Chief Executive Officer since November 2014 and served as our Chief Financial Officer through December 31, 2021. Mr. Campi founded Genesis Management, LLC in 2009, and retired in 2014 upon accepting the role of our Chief Executive Officer. Mr. Campi has extensive experience in the field of cost management, is recognized as a founder of the strategic cost-management discipline known as Activity-Based Cost Management and has extensive experience in the field of supply chain management. From December 2007 to December 2008, Mr. Campi served as the Chief Procurement Officer and an Executive Vice President for Chrysler, where he was responsible for all worldwide purchasing and supplier quality activities. From September 2003 to January 2007, Mr. Campi served as the Senior Vice President of Sourcing and Vendor Management for The Home Depot, Inc., where he led the drive for standardization and optimization of The Home Depot, Inc.’s global supply chain. From April 2002 to September 2003, Mr. Campi served as the Chief Procurement Officer and Vice President for DuPont Global Sourcing and Logistics. Prior to 2002, Mr. Campi led the Global Sourcing activities for GE Power Energy and held a variety of positions with Federal Mogul, Parker-Hannifin Corporation and PricewaterhouseCoopers. Mr. Campi previously served on the board of Trustees of Case Western Reserve University and has been appointed an Emeriti Trustee. Mr. Campi also has served as a member of the advisory board of directors for three startup companies and has served as a Member of the Financial Executives Institute and the Institute of Management Accountants. Mr. Campi received his MBA from Case Western Reserve University. Mr. Campi has extensive executive and advisory experience with established and startup companies, as well as in cost-management and supply chain management.

Steven M. Schmidt has served as our President since June 2021 and has served as a consultant to the Company since August 2019. Mr. Schmidt formed Schmidt Family Investments LLC, which invests in early stage companies, in May 2017, of which he is the sole principal. Mr. Schmidt previously served in a variety of roles at Office Depot, Inc. from July 2007 through May 2016, including as Executive Vice President and President, International from November 2011 to May 2016, Executive Vice President, Corporate Strategy and New Business Development from July 2011 until November 2011 and President, North American Business Solutions from July 2007 until November 2011. Prior to joining Office Depot, Inc., Mr. Schmidt spent 11 years with the ACNielsen Corporation, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.

Marc-Andre Boisseau serves as our Chief Financial Officer and as our principal financial officer and principal accounting officer since January 1, 2022. Mr. Boisseau is a partner of Boisseau, Felicione & Associates Inc., which provides assurance, advisory and tax services for public and private companies in a variety of industries and which he founded in February 2002. Among other things, Mr. Boisseau served at Citrix Systems, Inc., a publicly-traded software development company, as Corporate Controller from 1995 to December 1999 and as Principal Accounting Officer from March 1997 to December 1999, and as a senior auditor at Ernst & Young. Mr. Boisseau is a certified public accountant.

Patricia Barron has served as our Chief Operations Officer since June 2007. Prior to joining the Company, Ms. Barron was the President and owner of LTG Services, Inc., a company focused on safety consulting services, specializing in the review and compliance of electrical products requiring UL, CSA, and CE certifications, since 1989. Prior to that, Ms. Barron worked as a consultant and engineer in the lighting, safety and approval industry and, from June 1977 to August 1984, worked as an engineering assistant for Underwriters Laboratories, Inc. (n/k/a UL) in the ceiling fan category. Ms. Barron received her MBA from Georgia State University. Ms. Barron has extensive industry and executive experience.

Phillips S. Peter has served as a director of the Company since November 2012. Since December 2014, Mr. Peter has served as a Senior Vice President of Ridge Global, LLC. From 1994 to 2014, Mr. Peter practiced law at Reed Smith LLP, where he focused his practice on legislative and regulatory matters before U.S. Congress, the executive branch of the federal government, and other administrative agencies. Prior to that, Mr. Peter was an officer at GE, where he held executive positions from 1973 to 1994. He is also a veteran of the U.S. Army. Our board believes Mr. Peter’s qualifications to serve as a member of our board include his extensive experience in regulatory affairs, his past industry experience and his demonstrated leadership ability.

Governor Thomas J. Ridge has served as a director of the Company since June 2013. Mr. Ridge has served as President and Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company and provider of insurance and risk transfer solutions, since July 2006, where he also currently serves as Chairman of the board. In 2014, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cybersecurity. In April 2010, Mr. Ridge became a partner in Ridge Policy Group, a bipartisan, full-service government affairs and issue management group. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from September 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security. Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania, from 1995 to 2001, and served as a member of the U.S. House of Representatives from January 1983 until January 1995. Mr. Ridge previously served as a member of the board of directors of The Hershey Company (NYSE: HSY), a global confectionery leader, from November 2007 to May 2018, Advaxis, Inc. (Nasdaq: ADXS), a clinical-stage biotechnology company, from August 2015 to March 2018, and LifeLock, Inc. (then NYSE: LOCK), a provider of identity theft protection, from March 2010 to February 2017, until its merger with a subsidiary of Symantec Corporation, as well as several other public companies. Mr. Ridge serves as Co-Chair of the Bipartisan Commission on Biodefense, as Chairman of the board of the National Organization on Disability, and as a member of board of trustees of the Center for the Study of the Presidency, among other private organizations. Our board believes Mr. Ridge’s qualifications to serve as a member of our board include his vast experience in both government and industry, his service on other public and private company boards and his expertise in retail, risk management and cybersecurity.

Dov Shiff has served as a director of the Company since February 2014. Mr. Shiff is presently President and Chief Executive Officer of the Shiff Group of Companies. The Shiff Group owns and operates hotels and other real estate in Israel, including Hayozem Resorts & Hotels Ltd., Marina Hotel Tel Aviv Ltd. and Zvidan Investments Ltd. Our board believes Mr. Shiff’s qualifications to serve as a member of our board include his experience in developing and operating new businesses.

Leonard J. Sokolow has served as a director of the Company since November 2015. Mr. Sokolow has served as Chief Executive Officer and President of Newbridge Financial, Inc. and Chairman of its broker dealer subsidiary, Newbridge Securities Corporation, since January 2015. Mr. Sokolow previously served in a variety of roles at vFinance, Inc., a publicly traded financial services company, including as Chairman of the board of directors from January 2007, a member of the board of directors from November 1997 and Chief Executive Officer from November 1999 through July 2008, when it merged into National Holdings Corporation, a publicly traded financial services company. Mr. Sokolow also served as President of vFinance, Inc. from January 2001 through December 2006. From July 2008 until July 2012, Mr. Sokolow was President of National Holdings Corporation, and from July 2008 until July 2014, he was Vice Chairman of the board of directors of National Holdings Corporation. From July 2012 until December 2014, Mr. Sokolow was a consultant and partner at Caribou LLC, a strategic advisory services firm. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund Inc., a closed-end management investment company, from 1994 to 1998. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc., a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick. Mr. Sokolow has served on the board of directors of Consolidated Water Co. Ltd. (Nasdaq: CWCO), a developer and operator of advanced water supply and treatment plants and water distribution systems, since June 2006, where he currently serves as Chairman of the Audit Committee and as a member of the Nominations and Corporate Governance Committee. In addition, Mr. Sokolow has served on the board of directors of Vivos Therapeutics, Inc. (Nasdaq: VVOS), a medical technology company focused on developing and commercializing innovative treatments for adult patients suffering from sleep-disordered breathing, since June 2020, where he currently serves as Chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee, and on the board of directors of Agrify Corporation (Nasdaq: AGFY), a developer of precision hardware and software grow solutions for the indoor agriculture marketplace, as well as providing associated consulting, engineering, and construction services, since December 2021, where he currently serves as a member of the Audit Committee and the Compensation Committee. Mr. Sokolow previously served on the board of directors of, and as Chairman of the Audit Committee for, Marquee Energy Ltd. (formerly Alberta Oilsands Inc.) (then TSXV: MQX), an energy company. Our board believes Mr. Sokolow’s qualifications to serve as a member of our board include his extensive experience in the financial industry, his service on other public company boards and his history of executive leadership in developing and operating businesses.

Gary N. Golden has served as a director of the Company since February 2022. Mr. Golden is currently with Tatum CFO Partners, a company that provides interim executive resources across the C-suite. During his time with Tatum CFO Partners, during 2021, Mr. Golden served as interim Chief Financial Officer of ADB Companies, which provides strategy, design, execution and program management services for the communication, utility, and technology industries. Prior to that, during 2021, Mr. Golden served as a project manager and professional services contractor for MMC Group, Inc., which offers full-service workforce solutions, and as interim controller at SportClips Haircuts. During 2020, he served as a special project auditor for WebsterRogers LLP, a South Carolina-based accounting and consulting firm that provides a broad spectrum of assurance, tax and advisory services. From 2013 to 2019, Mr. Golden served as Chief Financial Officer at NBG Home, an affiliate of Nielsen & Bainbridge and one of the largest home decor manufacturing companies and importers globally. From 2008 to 2013, Mr. Golden served as Chief Financial Officer and Professional Services Contractor for MMC Group, Inc. Mr. Golden has served in a variety of other financial and operational roles, including as Vice President, Controller of Kinko’s Inc., Senior Vice President and Corporate Controller of Blockbuster, Inc., and in controller and internal audit roles at Fuqua Industries and Qualex, Inc. Mr. Golden is a licensed Certified Public Accountant who began his career at Arthur Andersen & Company. Our board believes Mr. Golden’s qualifications to serve as a member of our board include his financial expertise, including his status as an “audit committee financial expert,” and his experience in the home goods and lighting industry.

Efrat L. Greenstein Brayer has served as a director of the Company since February 2022. Ms. Greenstein Brayer currently serves as Co-Founder and Chief Executive Officer of Merkavah Inc. (d/b/a Ezzree), which provides online emotional and spiritual support care services, and has been principal attorney of the law office of Laura Greenstein since 2000, where she provides services as a corporate finance attorney. Ms. Greenstein Brayer previously served as a contract attorney with Holland & Knight from 2006 through 2012, as associate counsel at Bank Hapoalim B.M. from 1996 through 2000, as an associate at Rogers & Wells (later acquired by Clifford Chance) from 1993-1996, and as an associate at Haight, Gardner, Poor & Havens (later acquired by Holland & Knight) from 1988 through 1993. Ms. Greenstein Brayer has also served as an officer or director of several private companies. Our board believes Ms. Greenstein Brayer’s qualifications to serve as a member of our board include her corporate law expertise and her experience founding and serving as Chief Executive Officer of a private company.

Nancy DiMattia has served as a director of the Company since February 2022. Ms. DiMattia previously served as Senior Vice President and Chief Financial Officer of Tile Shop Holdings, Inc., a publicly-traded, specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories, from September 2019 until January 2022, where she continues to serve in an advisory capacity through March 2022. She also previously provided consulting services to Tile Shop Holdings, Inc. from July 2019 until September 2019. Before joining Tile Shop Holdings, Inc., Ms. DiMattia gained over twenty-five years of experience in financial reporting and accounting processes in positions of increasing responsibility at Virginia Tile Company. She most recently served as the Corporate Controller from 2005 until March 2019. During her tenure at Virginia Tile Company, she was responsible for establishing sound financial management, promoting effective internal accounting controls, developing and leading highly competent accounting teams, and maintaining a documented system of accounting policies and procedures. Our board believes Ms. DiMattia’s qualifications to serve as a member of our board include her retail industry experience and financial expertise.

Family Relationships

There are no family relationships among any of our directors or executive officers or any person nominated to become a director or executive officer.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of eight directors. The number of directors is determined by our board of directors or our stockholders, but will not be less than five persons, subject to the terms of our articles of incorporation and our bylaws. Each director will be elected to one-year terms and will hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. Vacancies and newly created directorships on the board of directors may be filled at any time by the remaining directors.

Diversity

Two of our directors are women, representing approximately 25% of our board of directors. We believe that having a diverse board of directors can offer a breadth and depth of perspectives that enhance our performance. The nominating and corporate governance committee will, when evaluating candidates for service on the board, consider the manner in which a candidate’s appointment to the board would impact the overall composition of the board with regard to diversity of viewpoint, professional experience, education, skill, age, gender identity, nationality, race, ethnicity and sexual orientation.

Board Leadership Structure and Board’s Role in Risk Oversight

We have chosen to separate the Chief Executive Officer and Board Chairman positions, as our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. We believe that separating the positions of Chief Executive Officer and chairperson of the board of directors allows our Chief Executive Officer to focus on our day-to-day business, while allowing a chairperson of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management.

One of the key functions of our board of directors is informed oversight of our risk management process. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its oversight function directly as a whole. Our board of directors will also administer its oversight through various standing committees, which address risks inherent in their respective areas of oversight. For example, our audit committee is responsible for overseeing the management of risks associated with financial reporting, accounting and auditing matters; our compensation committee oversees the management of risks associated with our compensation policies and programs; and our nominating and corporate governance committee oversees the management of risks associated with director independence, conflicts of interest, composition and organization of our board of directors and director succession planning.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each member of each committee of our board of directors qualifies as an independent director in accordance with the listing standards of Nasdaq.

Each committee operates pursuant to a charter adopted by our board of directors. The full text of our audit committee charter, compensation committee charter and nominating and corporate governance committee charter are posted on the investor relations portion of our website at www.skyplug.com.

Audit Committee

Our audit committee consists of Ms. Greenstein Brayer, Ms. DiMattia and Mr. Golden, who is the chair of the audit committee. The functions of the audit committee include:

●	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;

●	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	reviewing our disclosure controls and procedures, as well as reviewing disclosures regarding our internal control over financial reporting;

●	establishing policies and procedures for the receipt, retention and treatment of accounting-related complaints and concerns;

●	recommending to the board of directors, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements will be included in our annual reports on Form 10-K;

●	discussing with management our policies with respect to risk assessment and risk management and our significant financial risk exposures, as well as information security and technology risks (including cybersecurity);

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing and overseeing all related person transactions for potential conflict of interest situations, as well as annually reviewing the related party transactions policy;

●	overseeing compliance with, and annually reviewing, the code of business conduct and ethics; and

●	reviewing quarterly earnings releases.

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq listing rules. Our board of directors has determined that Mr. Golden qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of Nasdaq listing standards. In making this determination, our board of directors considered Mr. Golden’s prior experience, business acumen and independence. Both our independent registered public accounting firm and management will periodically meet privately with our audit committee.

Compensation Committee

Our compensation committee consists of Ms. Greenstein Brayer, Ms. DiMattia, and Mr. Golden, who is the chair of the compensation committee. The functions of the compensation committee include:

●	annually reviewing our overall compensation policy as it applies to our employees generally, and the corporate goals and objectives relevant to compensation of the Executive Chairman, Chief Executive Officer and our other executive officers;

●	reviewing and approving or recommending to the board of directors the compensation of our executive officers;

●	reviewing and approving or recommending to the board of directors our incentive compensation plans and equity-based plans;

●	reviewing and recommending to the board of directors the compensation of our non-management directors;

●	reviewing the executive compensation disclosures and, if and when required, preparing the compensation committee report required by SEC rules to be included in our annual proxy statement or Form 10-K, as applicable;

●	overseeing risks relating to our compensation policies, practices and procedures;

●	reviewing our strategies related to human capital management; and

●	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. DiMattia, Mr. Golden and Ms. Greenstein Brayer, who is the chair of the nominating and corporate governance committee. The functions of the nominating and corporate governance committee include:

●	identifying and evaluating individuals qualified to become members of the board of directors;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

●	considering, developing and recommending to the board of directors policies and procedures with respect to the nomination of directors or other corporate governance matters;

●	reviewing disclosures relating to our corporate governance practices to be included in our proxy statement or Form 10-K, as applicable;

●	reviewing our policies and practices regarding corporate social responsibility and environmental, social and governance matters and related risks;

●	reviewing proposals submitted by stockholders for inclusion in our proxy materials; and

●	overseeing the evaluation of our board of directors and board committees.

Our board of directors may from time to time establish other committees.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, employees, and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). The full text of our Code of Business Conduct and Ethics is posted on our website at www.skyplug.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website within four business days following the date of the amendment or waiver.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Overview

Our “named executive officers” for the year ended December 31, 2021 were:

●	John P. Campi, Chief Executive Officer and Chief Financial Officer through December 31, 2021;

●	Rani R. Kohen, Executive Chairman;

●	Steven M. Schmidt, President; and

●	Patricia Barron, Chief Operations Officer.

Our executive compensation program reflects our continued growth and development-oriented focus. We recognize that our ability to excel depends on the knowledge, skill and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement and teamwork that rewards commitment and performance and is responsive to the needs of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, include to align our compensation program with our corporate strategies, financial objectives and the long-term interests of our stockholders; retain and reward executives whose knowledge, skills and performance ensure our continued success; and ensure that total compensation is fair, reasonable and competitive. The compensation received by our named executive officers is based primarily on their experience and knowledge as well as their responsibilities and individual contributions to the Company.

As we transition from a private company to a publicly traded company, the compensation committee of our board of directors will evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require. As part of this review process, we expect the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Executive Compensation Program Components

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution and are designed to attract and retain employees over time. Each of our named executive officers receives a base salary set forth in an employment agreement entered into with the Company, and the board has the discretion to review and adjust each named executive officer’s base salary. Each of Mr. Campi, Mr. Kohen and Ms. Barron received an annual base salary of $150,000, $250,000, and $150,000, respectively, during the year ended December 31, 2021. Mr. Kohen’s annual base salary increased to $300,000, effective as of January 1, 2022. Mr. Schmidt does not receive an annual base salary. In light of challenges of the COVID-19 pandemic and preparation for our initial public offering, our named executive officers received decreased cash compensation in 2020 and 2021.

Incentive and Bonus Compensation

Each named executive officer’s employment agreement also provides for the receipt of incentive and/or bonus compensation, which may be paid annually in cash and/or stock. These incentive compensation and bonus awards are designed to focus our executive officers on our business objectives of growing our business, including increasing our revenue and income.

Mr. Campi is eligible to receive annual incentive compensation consisting of both a cash component, based on our annual gross revenue and annual net income, and an equity component, consisting of a number of options to purchase common stock determined based on our quarterly net income. Mr. Kohen is eligible to receive annual incentive compensation based on our annual gross revenue, which may be paid in cash, stock and/or options, as well as supplemental bonus compensation of performance-based stock options to purchase up to 17,000,000 shares of common stock at an exercise price ranging between $4.00 and $12.00 per share, determined based on the achievement of specified market capitalizations of the Company, and the potential to receive further options based on the achievement of additional specific market capitalizations of the Company, as described further below under “Agreements with Named Executive Officers.” Ms. Barron is eligible to receive annual incentive compensation consisting of a cash payment based on our net revenues. Mr. Schmidt is eligible to receive a stock bonus of 20,000 shares that will be payable upon achievement of certain sales program goals, and he may be eligible to receive additional bonus compensation as determined by the Company.

The actual incentive and/or bonus compensation earned by each of our named executive officers during our most recent fiscal year is set forth in the “Summary Compensation Table” below.

Other Equity Compensation and Awards

Our executive officers may also receive equity awards under our 2021 Stock Incentive Plan (the “2021 Plan”). We use equity awards to align the interests of our named executive officers with those of our stockholders. We believe that equity awards, such as stock options and non-vested restricted stock, encourage our named executive officers to focus on our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

In addition to the equity incentive and supplemental bonus awards described above, the Chairman Agreement (as defined below) with Mr. Kohen provides for, effective January 1, 2022, the grant of five-year options to purchase 1,020,000 shares of common stock, which have an exercise price of $12.00 per share, vest as to 340,000 shares on each of January 1, 2023, 2024 and 2025, and expire January 1, 2027.

Mr. Schmidt’s employment agreement provides for the following equity grants: a five-year option to purchase 60,000 shares of common stock at an exercise price of $0.10 per share, which will vest in three equal annual installments on each of October 1, 2020, 2021 and 2022; a five-year option to purchase 60,000 shares of common stock at an exercise price of $6.00 per share, which will vest in three equal annual installments on each of October 1, 2020, 2021 and 2022; a five-year option to purchase 100,000 shares of common stock at an exercise price of $12.00 per share, which vests in four equal annual installments on each of June 1, 2021, 2022, 2023 and 2024 (which includes a signing bonus of options to purchase 25,000 shares); and an annual grant of 25,000 shares of common stock on each of June 1, 2022, 2023 and 2024.

We also grant equity-based sign-on bonuses when necessary and appropriate to advance our and our stockholders’ interests, including to attract or retain top executive-level talent. Each of Mr. Campi’s, Mr. Kohen’s and Ms. Barron’s 2019 agreement provided for a sign-on bonus of a stock option to purchase 120,000, 120,000 and 100,000 shares of common stock, respectively, at an exercise price of $6.00 per share, which vested in full on December 31, 2020, January 1, 2020 and December 31, 2020, respectively. Mr. Schmidt’s agreement provided for a signing bonus of 25,000 shares of common stock and options to purchase 25,000 shares of common stock at an exercise price of $12.00 per share, which vested in full on June 1, 2021. Mr. Kohen’s Chairman Agreement provides for a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $12.00 per share, which was granted effective January 1, 2022 and will vest in full on January 1, 2023.

Benefits and Perquisites

We provide health insurance to our full-time employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. For instance, Mr. Kohen is eligible to receive a $1,000 per month vehicle allowance, pursuant to the Chairman Agreement, as further described in the summary compensation table.

Summary Compensation Table

The following table sets forth summary compensation information for the named executive officers and includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period.

Name and Principal Position(1)	Year	Salary ($)(6)	Bonus ($)	Stock Awards ($)(2)(5)	Option Awards ($)(2)(5)	Non-Equity Incentive Plan Compensation ($)(3)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
John P. Campi	2021	150,000	—	—	—	99	—	—		150,099
Chief Executive Officer and Chief Financial Officer (through December 31, 2021)	2020	150,000	—	—	—	1,413	—	—		151,413
Rani R. Kohen	2021	250,000	—	—	—	198	—	—	(4)	250,198
Executive Chairman	2020	250,000	—	360,000	—	2,826	—	4,830	(4)	617,656
Patricia Barron	2021	150,000	—	—	—	99	—	—		150,099
Chief Operations Officer	2020	150,000	6,000	—	—	1,413	—	—		157,413
Steven M. Schmidt President	2021	—	—	75,000	64,962	—	—	—		139,962

(1)	Mr. Schmidt has served as a consultant to the Company since August 2019 and has served as our President since June 2021.

(2)	The value of stock awards and options in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”). The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 10 to our consolidated financial statements for the year ended December 31, 2021.

(3)	Non-Equity Incentive Plan Compensation reflects incentive compensation and commission payable pursuant to each individual’s respective employment agreement, typically as a percent of the Company’s net revenue or sales earned, and in each case as described below under “Agreements with Named Executive Officers.”

(4)	For 2020, represents vehicle allowance paid pursuant to the 2019 Chairman Agreement (as defined below). During both 2021 and 2020, due to circumstances resulting from the impact of the COVID-19 pandemic and preparation for our initial public offering, Mr. Kohen received only a portion of the allowance provided for in the 2019 Chairman Agreement in 2020 and no allowance in 2021. The amount included in this table only includes the portion of the allowance that Mr. Kohen received.

(5)	Pursuant to the new employment agreements entered into in September 2019, each of Mr. Campi, Mr. Kohen and Ms. Barron was granted an equity-based “sign-on” bonus of stock options with an exercise price of $6.00 per share. In addition, Mr. Kohen became eligible to receive 1,020,000 shares of common stock as of January 1, 2019 and was also granted the following options during 2019: (i) options to purchase 1.5 million shares at an exercise price of $3.00 per share, (ii) options to purchase 500,000 shares at an exercise price of $4.00 per share; and (iii) options to purchase 1.0 million shares at an exercise price of $6.00 per share. Mr. Kohen also received 120,000 shares of common stock as of January 1, 2020. Pursuant to his amended employment agreement, during 2021, Mr. Schmidt received 25,000 shares of common stock and options to purchase 100,000 shares of common stock at an exercise price of $12.00 per share. These option and stock awards are further described below under “Agreements with Named Executive Officers”.

(6)	During 2021 and 2020, each of Mr. Campi, Mr. Kohen and Ms. Barron deferred a portion of their salary due to circumstances resulting from the impact of the COVID-19 pandemic and preparation for our initial public offering, including $150,000 and $87,413, respectively, deferred by Mr. Campi, $67,500 and $140,833, respectively, deferred by Mr. Kohen and $0 and $12,413, respectively, deferred by Ms. Barron. These deferred amounts are included in this table.

Outstanding Equity Awards at December 31, 2021 Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2021:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Rani R. Kohen(1)	1,000,000	—	—	$0.60		11/15/2025	—	—	—	—
Rani R. Kohen(1)	800,000	340,000(2)	—	$6.00	(2)	9/1/2024	—	—	—	—
Rani R. Kohen(1)(3)	1,500,000	—	—	$3.00	(3)	11/21/2024	—	—	—	—
Rani R. Kohen(1)(3)	500,000	—	—	$4.00	(3)	11/21/2024	—	—	—	—
Rani R. Kohen(1)(3)	1,000,000	—	—	$6.00	(3)	11/21/2024	—	—	—	—
John P. Campi	120,000	—	—	$6.00		9/1/2024	—	—	—	—
Patricia Barron	500,000	—	—	$0.60 – $1.80(4)		11/15/2025	—	—	—	—
Patricia Barron	100,000	—	—	$3.00 – $4.00(5)		4/19/2027	—	—	—	—
Patricia Barron	100,000	—	—	$6.00		9/1/2024	—	—	—	—
Steven M. Schmidt(8)	40,000	20,000(6)	—		(6)	10/1/2024	—	—	—	—
Steven M. Schmidt(8)	40,000	20,000(6)	—	$6.00	(6)	10/1/2024	—	—	—	—
Steven M. Schmidt(8)	25,000	75,000(7)	—	$12.00	(7)	6/1/2026	—	—	—	—

(1)	These options were granted pursuant to executive chairman agreements entered into with Mr. Kohen.

(2)	These options become exercisable on September 1, 2022 and have an exercise price of $6.00 per share.

(3)	Pursuant to Mr. Kohen’s chairman agreement, Mr. Kohen was granted the following supplemental bonus options as it was determined that the applicable performance conditions had been satisfied: (i) options to purchase 1,500,000 shares of common stock at an exercise price of $3.00 per share; (ii) options to purchase 500,000 shares of common stock at an exercise price of $4.00 per share; and (iii) options to purchase 1,000,000 shares of common stock at an exercise price of $6.00 per share. These options were exercisable as of the date of grant and expire November 21, 2024. Pursuant to the Chairman Agreement, Mr. Kohen has the following options as supplemental bonus compensation, subject to the Company achieving the specified market capitalization: (i) options to purchase 500,000 shares of common stock at $4.00 per share, upon the Company achieving each of the following market capitalizations: $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at $5.00 per share, upon the Company achieving each of the following market capitalizations: $2.5 billion and $3.0 billion; (iii) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $1.5 billion and $2.0 billion; (iv) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (v) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. As of January 1, 2022, Mr. Kohen has additional supplemental bonus options to purchase shares of common stock, subject to the achievement of certain Company market valuation, as described below under “Agreements with Named Executive Officers.”

(4)	Represents the range of exercise prices – options to purchase 200,000 shares have an exercise price of $0.60 per share, 150,000 have an exercise price of $1.20 per share and 150,000 have an exercise price of $1.80 per share.

(5)	Represents the range of exercise prices – options to purchase 50,000 shares have an exercise price of $3.00 per share and 50,000 have an exercise price of $4.00 per share.

(6)	The options become exercisable on October 1, 2022. Options to purchase 60,000 shares have an exercise price of $0.10 per share and 60,000 have an exercise price of $6.00 per share.

(7)	These options become exercisable in three equal installments on each of June 1, 2022, 2023 and 2024 and have an exercise price of $12.00 per share.

(8)	Mr. Schmidt’s employment agreement provides for an annual grant of 25,000 shares of common stock on each of June 1, 2022, 2023 and 2024.

Agreements with Named Executive Officers

John P. Campi (Chief Executive Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with John Campi, its Chief Executive Officer and then-Chief Financial Officer (the “Campi Agreement”), which superseded Mr. Campi’s previous employment agreement effective September 1, 2016. The Campi Agreement provided for an initial term of one year, which expired August 31, 2020. The term may be, and has been, renewed by the mutual agreement of Mr. Campi and the Company. Subject to other customary terms and conditions of such agreements, the Campi Agreement provides that Mr. Campi will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; (ii) a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020; (iii) incentive compensation consisting of (a) a cash component, paid on an annual basis, equal to (x) 0.25% of the Company’s annual gross revenue and (y) 3.0% of the Company’s annual net income, and (b) a stock option component, consisting of five-year options to purchase shares of common stock in an amount equal to 0.5% of the Company’s quarterly net income, the exercise price of which will be determined at the time such options are granted. Mr. Campi is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of his duties.

Pursuant to the Campi Agreement, Mr. Campi may be terminated for “cause,” which is defined as an act of fraud, embezzlement, theft or neglect of or refusal to substantially perform the duties of his employment that is materially injurious to the financial condition or business reputation of the Company; a material violation of the Campi Agreement by Mr. Campi that is not cured within 30 days of written notice; and Mr. Campi’s death, disability or incapacity. Following the expiration of the initial term, the Campi Agreement may be terminated by the board of directors at its discretion, in which case Mr. Campi will receive a payment equal to 50% of his then-applicable annual base salary. In addition, Mr. Campi may terminate the Campi Agreement at his discretion by providing at least 30 days’ prior written notice to the Company.

In the event the Company is acquired, is the non-surviving entity in a merger or sells all or substantially all of its assets, the Campi Agreement will survive, and the Company will use its best efforts to ensure that the transferee or surviving company is bound by the provisions of the Campi Agreement. All shares granted will vest immediately.

Rani R. Kohen (Executive Chairman)

Effective September 1, 2019, the Company entered into an Executive Chairman Agreement with Rani R. Kohen (as amended, the “2019 Chairman Agreement”) to serve as the Company’s Executive Chairman and Chairman of the board of directors, which superseded Mr. Kohen’s previous chairman agreement effective September 1, 2016. Effective as of January 1, 2022, the Company entered into a new Executive Chairman Agreement with Mr. Kohen (the “Chairman Agreement”), which superseded the 2019 Chairman Agreement and contains substantially the same terms. The Chairman Agreement provides that Mr. Kohen will serve for an initial term of three years and that the Chairman Agreement will automatically renew unless Mr. Kohen or the board of directors decide otherwise.

Subject to other customary terms and conditions of such agreements, the Chairman Agreement provides that Mr. Kohen will receive: (i) a base salary of $300,000 per year commencing January 1, 2022 (an increase from $250,000 per year under the 2019 Chairman Agreement), which will be increased by the Company in the event the Company has a significant cash raise; (ii) annual equity compensation consisting of options to purchase 1,020,000 shares of common stock at an exercise price of $12.00 per share, which vest in three equal annual installments on each of January 1, 2023, 2024 and 2025 (subject to certain exceptions) and will have a five-year term; (iii) a sign-on bonus stock option to purchase 120,000 shares of common stock at an exercise price of $12.00 per share, which will vest in its entirety on January 1, 2023 and has a five-year term; (iv) supplemental bonus compensation of stock options to purchase up to 6,000,000 shares of common stock at an exercise price ranging between $6.00 and $8.00 per share, determined based on the achievement of specified market capitalizations of the Company, as described further below, which will have a five-year term; (v) supplemental bonus compensation such that, in the event the Company achieves a $10.0 billion valuation, for each valuation increase of $1.0 billion up to $30.0 billion Company valuation, Mr. Kohen will receive an option to purchase 500,000 shares at an exercise price of $12.00 per share; (vi) supplemental bonus compensation of stock options to purchase up to 4,000,000 shares of common stock at an exercise price ranging between $3.00 and $5.00 per share, determined based on the achievement of specified market capitalizations of the Company, as provided by the previous chairman agreement and described further below; and (vii) incentive compensation equal to 0.5% of the Company’s gross revenue, which will be paid in cash, stock and/or options on an annual basis. In the event the Company exceeds a $30.0 billion valuation, the Company and Mr. Kohen will negotiate a mutually acceptable amendment to the Chairman Agreement.

Mr. Kohen is eligible for the following supplemental bonus compensation under the Chairman Agreement (in addition to the supplemental bonus compensation described in clause (v) above): (i) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $500.0 million, $1.0 billion, $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (iii) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. Mr. Kohen additionally remains eligible to receive the following supplemental bonus compensation, pursuant to the prior chairman agreement: (i) options to purchase 500,000 shares of common stock at $3.00 per share, upon the Company achieving each of the following market capitalizations: $300.0 million, $500.0 million and $750.0 million; (ii) options to purchase 500,000 shares of common stock at $4.00 per share, upon the Company achieving each of the following market capitalizations: $1.0 billion, $1.5 billion and $2.0 billion; and (iii) options to purchase 500,000 shares of common stock at $5.00 per share, upon the Company achieving each of the following market capitalizations: $2.5 billion and $3.0 billion. As of December 31, 2021, the following options have vested: (i) options to purchase 1.5 million shares at an exercise price of $3.00 per share, (ii) options to purchase 500,000 shares at an exercise price of $4.00 per share; and (iii) options to purchase 1.0 million shares at an exercise price of $6.00 per share.

Mr. Kohen is also entitled to receive a car allowance of $1,000 per month, reimbursement for cell phone costs and expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of his duties. In addition, in the event Mr. Kohen invents additional new products and applications for the Company, including products based on the Company’s existing intellectual property, Mr. Kohen will be entitled to receive additional compensation, which will be determined by the board of directors.

Pursuant to the Chairman Agreement, Mr. Kohen may be terminated for “cause,” which is defined as an act of fraud, embezzlement or theft; a material violation of the Chairman Agreement by Mr. Kohen that is not cured within 60 days of written notice; and Mr. Kohen’s death, disability or incapacity. During the initial term of the Chairman Agreement, if Mr. Kohen is terminated without cause, (i) the Company will pay Mr. Kohen an amount calculated by multiplying Mr. Kohen’s monthly salary at the time of such termination by the number of months remaining in the initial term; (ii) Mr. Kohen’s annual equity compensation will vest on a pro rata basis; and (iii) Mr. Kohen will receive full payment of all unpaid incentive compensation. Following the expiration of the initial term, the Chairman Agreement may be terminated by the board of directors at its discretion, in which case Mr. Kohen will receive full payment for all incentives and will be entitled to compensation for his invented products. Mr. Kohen may terminate the Chairman Agreement at his discretion by providing at least 90 days’ prior written notice to the Company. In the event Mr. Kohen’s employment is terminated by reason of his death, the Company will pay Mr. Kohen’s beneficiaries 12 months of Mr. Kohen’s base salary or Mr. Kohen’s base salary through the remainder of the year in which Mr. Kohen’s death occurs, whichever is greater, and all annual stock compensation, incentive compensation and supplemental bonus compensation due to Mr. Kohen will be bequeathed to his beneficiaries.

In the event the Company is acquired, is the non-surviving party in a merger or sells all or substantially all of its assets, the Chairman Agreement will not be terminated, and the Company will ensure that the transferee or surviving company is bound by the provisions of the Chairman Agreement. All shares granted and any other compensation will vest and be paid immediately.

Patricia Barron (Chief Operations Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer (the “Barron Agreement”), which superseded Ms. Barron’s previous employment agreement effective July 1, 2016. The Barron Agreement provided for an initial term of one year, which term may be, and has been, renewed by the mutual agreement of Ms. Barron and the Company. Subject to other customary terms and conditions of such agreements, the Barron Agreement provides that Ms. Barron will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; (ii) a sign-on bonus of a stock option to purchase 100,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020; and (iii) cash incentive compensation equal to 0.25% of the Company’s net revenue, payable on an annual or quarterly basis. Ms. Barron is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of her duties.

Pursuant to the Barron Agreement, Ms. Barron may be terminated for “cause,” which is defined as an act of fraud, embezzlement, theft or neglect of or refusal to substantially perform the duties of her employment that is materially injurious to the financial condition or business reputation of the Company; a material violation of the Barron Agreement by Ms. Barron that is not cured within 30 days of written notice; and Ms. Barron’s death, disability or incapacity. Following the expiration of the initial term, the Barron Agreement may be terminated by the board of directors at its discretion, in which case Ms. Barron will receive one month of her then-applicable annual base salary for every year of employment by the Company, as well as any unpaid incentive compensation. In addition, Ms. Barron may terminate the Barron Agreement at her discretion by providing at least 30 days’ prior written notice to the Company.

In the event the Company is acquired, is the non-surviving entity in a merger or sells all or substantially all of its assets, the Barron Agreement will survive, and the Company will use its best efforts to ensure that the transferee or surviving company is bound by the provisions of the Barron Agreement. All shares granted will vest immediately.

Steven M. Schmidt (President)

The Company initially entered into a consultant agreement with Steven M. Schmidt on August 20, 2019, as amended June 1, 2021 (as amended, the “Schmidt Agreement”), pursuant to which amendment Mr. Schmidt agreed to serve as the Company’s President. The Schmidt Agreement provides for a three-year term, which may be renewed upon the signed written consent of the Company and Mr. Schmidt. Subject to other customary terms and conditions of such agreement, the Schmidt Agreement provides that Mr. Schmidt will receive: (i) a five-year option to purchase 60,000 shares of common stock at an exercise price of $0.10 per share, which will vest in three equal annual installments on each of October 1, 2020, 2021 and 2022; (ii) a five-year option to purchase 60,000 shares of common stock at an exercise price of $6.00 per share, which will vest in three equal annual installments on each of October 1, 2020, 2021 and 2022; (iii) a stock bonus of 20,000 shares that will be payable upon achievement of certain sales program goals; (iv) a signing bonus of 25,000 shares of common stock; (v) a five-year option to purchase 100,000 shares of common stock at an exercise price of $12.00 per share, which vests in four equal annual installments on each of June 1, 2021, 2022, 2023 and 2024 (which includes a signing bonus of options to purchase 25,000 shares); and (vi) an annual grant of 25,000 shares of common stock on each of June 1, 2022, 2023 and 2024. Mr. Schmidt may be eligible to receive additional bonus compensation as determined by the Company.

Pursuant to the Schmidt Agreement, Mr. Schmidt may be terminated for “cause,” which is defined as an act of fraud, embezzlement, theft or neglect of or refusal to substantially perform his duties that is materially injurious to the financial condition or business reputation of the Company; a material violation of the Schmidt Agreement by Mr. Schmidt that is not cured within 30 days of written notice; Mr. Schmidt’s death, disability or incapacity; willful misconduct that damages the Company, its reputation, products, services or customers; and being charged with a felony or misdemeanor involving moral turpitude. The Company may terminate the Schmidt Agreement at any time, in which case Mr. Schmidt will immediately receive all shares of common stock provided for under the Schmidt Agreement and all options provided for will immediately vest. Mr. Schmidt may terminate the Schmidt Agreement at his discretion by providing at least 30 days’ prior written notice to the Company.

In the event the Company is acquired, is the non-surviving entity in a merger or sells all or substantially all of its assets, the provisions and rights provided for in Schmidt Agreement will survive, and the Company will use its best efforts to ensure that the transferee or surviving company is bound by the provisions of the Schmidt Agreement. All shares granted will vest immediately.

Marc-Andre Boisseau (Chief Financial Officer)

Effective January 1, 2022, the Company entered into an employment agreement with Marc-Andre Boisseau, pursuant to which Mr. Boisseau agreed to serve as the Company’s Chief Financial Officer (the “Boisseau Agreement”). Subject to other customary terms and conditions of such agreement, the Boisseau Agreement provides that Mr. Boisseau will: (i) receive a base salary of $144,000 per year, subject to annual review and adjustment; (ii) receive a signing bonus consisting of (1) 10,000 shares of common stock, to be issued in four equal installments within 15 days following the end of each quarter in 2022 and (2) a three-year stock option to purchase 10,000 shares of common stock at an exercise price of $12.00 per share, which will vest in four equal installments at the end of each quarter in 2022; and (iii) be eligible to receive performance-based compensation in the form of a bonus, payable in equity and/or cash, as determined by the compensation committee, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. Mr. Boisseau is also entitled to receive expense reimbursement for reasonable expenses, approved in writing by the Executive Chairman and Chief Executive Officer, incurred in the performance of his duties. The Boisseau Agreement also contains customary non-competition and non-solicitation covenants and does not provide for any specified severance benefits. The Boisseau Agreement provides that Mr. Boisseau’s employment is “at will,” and either party may terminate his employment at any time and for any reason, without cause, upon 90 days’ advance written notice.

Stock Incentive Plans

2018 Stock Incentive Plan (as Amended and Restated)

The board of directors initially approved the 2018 Stock Incentive Plan (as amended and restated, the “2018 Plan”) on April 26, 2018, and in each of August 2019 and November 2021, the board of directors approved the amendment and restatement of the 2018 Plan. In connection with the effectiveness of our 2021 Plan, no further awards will be granted under the 2018 Plan. However, all outstanding awards will continue to be governed by their existing terms.

Under the 2018 Plan, the board has the sole authority to implement, interpret and administer the 2018 Plan, unless the board delegates (i) all or any portion of its authority to implement, interpret and/or administer the 2018 Plan to a committee of the board, or (ii) the authority to grant and administer awards, subject to certain conditions, under the 2018 Plan to an officer of the Company. The 2018 Plan relates to the issuance of up to 10,000,000 shares of common stock, subject to adjustment, and will terminate on April 26, 2028, unless earlier terminated. No single participant under the 2018 Plan may receive more than 25% of all options awarded in a single year.

Any employee of the Company or an affiliate, a director or a consultant to the Company or an affiliate may be an “Eligible Person” under the 2018 Plan. The 2018 Plan provides Eligible Persons the opportunity to participate in the enhancement of stockholder value by the award of options and common stock, granted as stock bonus awards, restricted stock awards, deferred share awards and performance-based awards, under the 2018 Plan. The Company may make payment of bonuses and/or consulting fees to certain Eligible Persons in options and common stock, or any combination thereof.

The board, or the appropriate committee, may, among other things, prescribe the form, and terms and conditions, of the agreement governing awards granted under the 2018 Plan and adopt, amend and rescind policies and procedures pertaining to the administration of the 2018 Plan.

Stock Options

The board, or the appointed committee, shall have sole and absolute discretionary authority (i) to determine, authorize and designate those persons pursuant to the 2018 Plan who are to receive options under the 2018 Plan, (ii) to determine the number of shares of common stock to be covered by such options and the terms thereof, (iii) to determine the type of option granted, and (iv) to determine other such details concerning the vesting, termination, exercise, transferability and payment of such options. Options will be granted in accordance with such determinations as evidenced by a written option agreement.

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

Deferred Stock Awards

The board, or the committee, may authorize grants of shares of common stock to be received at a future date upon such terms and conditions as the board, or the committee, may determine. Such awards will be conferred upon the Eligible Person as consideration for the performance of services and subject to the fulfillment of specified conditions during the deferral period. The terms and conditions of each deferred stock award agreement may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate deferred stock award agreements need not be identical.

Performance Share Awards

The board, or the committee, may authorize grants of shares of common stock, which will become payable upon the achievement of specified performance objectives, upon such terms and conditions as the board, or the committee, may determine. Such awards shall be conferred upon the Eligible Person upon the achievement of specified performance objectives during a specified performance period, such objectives and period being set forth in the grant. Such grants may include a minimum acceptable level of achievement and/or a formula for measuring and determining the number of performance shares to be issued if performance exceeds the threshold level but does not meet a maximum achievement level. The terms and conditions of each performance share award may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate performance share award agreements need not be identical.

Adjustments

If the Company effects a subdivision or consolidation of its shares or other capital readjustment, the payment of a stock dividend or other increase or reduction of the number of shares of common stock outstanding, without receiving consideration therefore in money, services or property, then (i) the number, class and per share price of shares of common stock subject to outstanding options and other awards under the 2018 Plan and (ii) the number of and class of shares then reserved for issuance under the 2018 Plan and the maximum number of shares for which awards may be granted to an Eligible Person during a specified time period will be appropriately and proportionately adjusted. The board, or a committee, will make such adjustments, and its determinations will be final, binding and conclusive.

Change in Control

If the Company is merged or consolidated with another entity or sells or otherwise disposes of substantially all of its assets to another company while options or stock awards remain outstanding under the 2018 Plan, unless provisions are made in connection with such transaction for the continuance of the 2018 Plan and/or the assumption or substitution of such options or stock awards with new options or stock awards covering the stock of the successor company, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices, then all outstanding options and stock awards that have not been continued or assumed, or for which a substituted award has not been granted, will, whether or not vested or then exercisable, unless otherwise specified in the stock option or stock award agreement, terminate immediately as of the effective date of any such merger, consolidation or sale.

Federal Income Tax Consequences

Subject to other customary terms, the Company may, prior to certificating any common stock, deduct or withhold from any payment pursuant to a stock option or stock award agreement an amount that is necessary to satisfy any withholding requirement of the Company that the Company believes, in good faith, is necessary in connection with U.S. federal, state or local taxes as a consequence of the issuance or lapse of restrictions on such common stock.

2015 Stock Incentive Plan

The Company previously granted equity awards under the 2015 Plan, which contained substantially the same terms as the 2018 Plan, described above. The Company no longer grants awards under the 2015 Plan as it was replaced by the 2018 Plan.

2021 Stock Incentive Plan

The 2021 Plan was adopted by our board of directors in December 2021 and approved by our stockholders in February 2022 and became effective February 9, 2022 (the “Effective Date”). The following provides a summary of the 2021 Plan.

Eligibility and Types of Awards

The 2021 Plan authorizes the grant of equity-based compensation awards to those employees of, and consultants to, the Company and its subsidiaries who are selected by the compensation committee, and the 2021 Plan also authorizes the compensation committee to grant awards to non-employee directors of the Company. Awards under the 2021 Plan may be granted in the form of stock options, stock appreciation rights (sometimes referred to as “SARs”), restricted shares, restricted share units, and other share-based awards.

Administration

The compensation committee, which is comprised of non-employee directors, will administer awards granted under the 2021 Plan. To the extent permitted by applicable law, the compensation committee may delegate its authority to one or more officers or directors of the Company. Further, the board of directors may reserve to itself any of the compensation committee’s authority and may act as the administrator of the 2021 Plan.

Shares Available

Subject to adjustments as described below, the total number of shares that may be delivered under the 2021 Plan will not exceed 20,000,000 shares (all of which potentially may be issued pursuant to awards of incentive stock options). Shares tendered or withheld to pay the exercise price of a stock option or to cover tax withholding, and shares repurchased by the Company with stock option proceeds, will not be added back to the number of shares available under the 2021 Plan. Upon exercise of any stock appreciation right that may be settled in shares, the full number of shares subject to that award will be counted against the number of shares available under the 2021 Plan, regardless of the number of shares used to settle the stock appreciation right upon exercise. To the extent that any award under the 2021 Plan or any award granted under the 2018 Plan prior to the effectiveness of the 2021 Plan is forfeited, canceled, surrendered, or terminated without the issuance of shares or an award is settled only in cash, the shares subject to such awards granted but not delivered will be added to the number of shares available for awards under the 2021 Plan. Shares available for awards under the 2021 Plan may consist of authorized and unissued shares, treasury shares (including shares purchased by the Company in the open market) or a combination of the foregoing.

Stock Options

Subject to the terms and provisions of the 2021 Plan, options to purchase shares may be granted to eligible individuals at any time and from time to time as determined by the compensation committee. Options may be granted as incentive stock options (to employees only) or as nonqualified stock options. The compensation committee will determine the number of options granted to each recipient. Each option grant will be evidenced by an award agreement that specifies whether the options are intended to be incentive stock options or nonqualified stock options and such additional limitations, terms and conditions as the compensation committee may determine, consistent with the provisions of the 2021 Plan.

The exercise price for each stock option may not be less than 100% of the fair market value of a share of common stock on the date of grant, and each stock option shall have a term no longer than 10 years. Stock options granted under the 2021 Plan may be exercised by such methods and procedures as determined by the compensation committee from time to time.

Stock Appreciation Rights

The compensation committee in its discretion may grant SARs under the 2021 Plan. A SAR entitles the holder to receive from the Company upon exercise an amount equal to the excess, if any, of the aggregate fair market value of a specified number of shares that are the subject of such SAR over the aggregate exercise price for the underlying shares. The exercise price for each SAR may not be less than 100% of the fair market value of a share on the date of grant, and each SAR shall have a term no longer than 10 years.

The Company may make payment in settlement of the exercise of a SAR by delivering shares, cash or a combination of shares and cash as set forth in the applicable award agreement. Each SAR will be evidenced by an award agreement that specifies the date and terms of the award and such additional limitations, terms and conditions as the compensation committee may determine, consistent with the provisions of the 2021 Plan.

Restricted Shares

Under the 2021 Plan, the compensation committee may grant or sell restricted shares to participants (i.e., shares that are subject to a substantial risk of forfeiture based on continued service and/or the achievement of performance objectives and that are subject to restrictions on transferability) under the 2021 Plan. Except for these restrictions and any others imposed by the compensation committee, upon the grant of restricted shares, the recipient generally will have rights of a stockholder with respect to the restricted shares, including the right to vote the restricted stock and to receive dividends and other distributions paid or made with respect to the restricted shares. However, any dividends payable with respect to unvested restricted shares will be accumulated or reinvested in additional restricted shares until the vesting of the award. During the applicable restriction period, the recipient may not sell, transfer, pledge, exchange or otherwise encumber the restricted shares. Each award of restricted shares will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions, which may include restrictions based upon the achievement of performance objectives, as the compensation committee may determine.

Restricted Share Units

The compensation committee may grant or sell restricted share units to participants under the 2021 Plan. Restricted share units constitute an agreement to deliver shares (or an equivalent value in cash) to the participant at the end of a specified restriction period and/or upon the achievement of specified performance objectives, subject to such other terms and conditions as the compensation committee may specify, consistent with the provisions of the 2021 Plan. Restricted share units are not common shares and do not entitle the recipients to any of the rights of a stockholder. Restricted share units will be settled in cash, shares or a combination of cash and shares. Each restricted share unit award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions as the compensation committee may determine, which may include restrictions based upon the achievement of performance objectives.

Other Share-Based Awards

The compensation committee may grant other share-based awards to participants under the 2021 Plan. Other share-based awards are awards that are valued in whole or in part by reference to shares of common stock, or are otherwise based on the value of the common stock, such as unrestricted shares or time-based or performance-based units that are settled in shares and/or cash. Each other share-based award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions as the compensation committee may determine, consistent with the provisions of the 2021 Plan.

Dividend Equivalents

As determined by the compensation committee in its discretion, restricted share units and other share-based awards may provide the participant with a deferred and contingent right to receive dividend equivalents, either in cash or in additional shares. Any such dividend equivalents will be accumulated or deemed reinvested until such time as the underlying award becomes vested (including, where applicable, vesting based on the achievement of performance objectives). No dividend equivalents may be granted with respect to shares underlying any stock option or SAR.

Change in Control

If a participant is a party to an employment, retention, change in control, severance or similar agreement with the Company or a subsidiary that addresses the effect of a change in control on the participant’s awards, then that agreement will control the treatment of the participant’s awards under the 2021 Plan in the event of a change in control. In all other cases, the compensation committee retains the discretion to determine the treatment of awards granted under the 2021 Plan in the event of a change in control. For example, the compensation committee may determine (without the consent of any participant) to accelerate the vesting of any award (in whole or in part), to make cash payments in cancellation of vested awards, or to cancel any stock options or SARs without consideration if the price per share in the change of control transaction does not exceed the exercise price per share of the applicable award.

The 2021 Plan generally defines a change in control to include the acquisition of more than 50% of the Company’s then- outstanding common stock, other than acquisitions directly from, or by, the Company or by any employee benefit plan sponsored or maintained by the Company, and the consummation of a reorganization, merger, consolidation, sale or other disposition of all or substantially all of the Company’s assets, unless, following such transaction, the Company’s stockholders own more than 50% of the common stock of the resulting entity in substantially the same proportions as their ownership of the Company’s common stock prior to the transaction, no stockholder beneficially owns, directly or indirectly, 50% or more of the outstanding common stock of the entity resulting from such transaction (except to the extent that such ownership existed prior to the transaction), and at least a majority of the members of the board of directors of the resulting entity were members of the Company’s board of directors at the time of the transaction. The 2021 Plan contains the complete, detailed definition of change in control.

Adjustments

In the event of any equity restructuring, such as a stock dividend, stock split, spin-off, rights offering or recapitalization through a large, nonrecurring cash dividend, the compensation committee will adjust the number and kind of shares that may be delivered under the 2021 Plan, the number and kind of shares subject to outstanding awards and the exercise price or other price of shares subject to outstanding awards, to prevent dilution or enlargement of rights. In the event of any other change in corporate capitalization, or in the event of a merger, consolidation, liquidation or similar transaction, the compensation committee may, in its discretion, make such an equitable adjustment, to prevent dilution or enlargement of rights. However, unless otherwise determined by the compensation committee, the number of shares subject to any award will always be rounded down to a whole number. Moreover, in the event of any such transaction or event, the compensation committee, in its discretion, may provide in substitution for any or all outstanding awards such alternative consideration (including cash) as it, in good faith, may determine to be equitable in the circumstances and may require in connection therewith the surrender of all awards so replaced.

The compensation committee, in its sole discretion, may also provide at any time for the exercisability of outstanding stock options and SARs, the lapse of time-based vesting restrictions and the satisfaction of performance objectives applicable to outstanding awards, or the waiver of any other limitation or requirement under any awards.

Transferability

Except as the compensation committee otherwise determines, awards granted under the 2021 Plan will not be transferable by a participant other than by will or the laws of descent and distribution. Except as otherwise determined by the compensation committee, stock options and SARs will be exercisable during a participant’s lifetime only by him or her or, in the event of the participant’s incapacity, by his or her guardian or legal representative. Any award made under the 2021 Plan may provide that any shares issued as a result of the award will be subject to further restrictions on transfer.

No Repricing of Stock Options or Stock Appreciation Rights

Except in connection with an adjustment involving a change in capitalization or other corporate transaction or event as provided for in the 2021 Plan, the compensation committee may not authorize the amendment of any outstanding stock option or stock appreciation right to reduce the exercise price, and no outstanding stock option or stock appreciation right may be cancelled in exchange for stock options or stock appreciation rights having a lower exercise price, or for another award or for cash, without the approval of the Company’s stockholders.

Compensation Recovery Policy

Awards granted under the 2021 Plan shall be subject to forfeiture or recoupment pursuant to any compensation recovery policy that the Company may adopt in the future.

Term of the 2021 Plan; Amendment and Termination

No awards may be granted under the 2021 Plan after the date that is 10 years from the Effective Date, or such earlier date as the 2021 Plan may be terminated by the board of directors. The board of directors may, without stockholder approval, amend or terminate the 2021 Plan, except in any respect as to which stockholder approval is required by the 2021 Plan, by law, regulation or the rules of an applicable stock exchange.

Termination or Change in Control Benefits

Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a qualifying termination and/or a change in control of our Company. Our named executive officers’ employment agreements entitle them to certain benefits upon certain terminations or in connection with a change in control of the Company. For additional discussion, see “Agreements with Named Executive Officers” above.

Each of our named executive officers holds equity awards that were granted subject to the general terms and termination and change in control provisions of our stock incentive plans. The forms of agreements governing outstanding awards granted under the plans contain additional such provisions. For additional discussion, please see “2018 Stock Incentive Plan (as Amended and Restated)” and “2021 Stock Incentive Plan” above.

DIRECTOR COMPENSATION

Director Compensation

We do not pay cash compensation to our non-employee directors for service on our board. Our non-employee directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members. Directors who are employed by us do not receive compensation for service on our board of directors.

As compensation for service on our board during 2021, each non-employee director was entitled to receive, effective December 31, 2021, 20,000 shares of common stock and five-year options to purchase 25,000 shares of common stock, which vest on the effective date of grant, have an exercise price of $12.00 per share and expire December 31, 2026. As compensation for his former role as chairman of the audit committee and for his service on the corporate development committee, Mr. Sokolow was additionally eligible to receive 4,000 shares of common stock and five-year options to purchase 75,000 shares of common stock, which vest on the effective date of grant, have an exercise price of $12.00 and expire December 31, 2026.

As compensation for service on our board during 2020, each non-employee director was entitled to receive, effective December 31, 2020, 15,000 shares of common stock and five-year options to purchase 25,000 shares of common stock, which vest on the effective date of grant, have an exercise price of $12.00 per share and expire December 31, 2025. As compensation for his former role as chairman of the audit committee and for his service on the corporate development committee, Mr. Sokolow was additionally eligible to receive 4,000 shares of common stock and five-year options to purchase 75,000 shares of common stock, which vest on the effective date of grant, have an exercise price of $12.00 and expire December 31, 2025.

In December 2021, Mr. Sokolow exercised an option to purchase 75,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share, and Mr. Shiff exercised an option to purchase 25,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share.

For information regarding the non-employee director compensation program adopted in March 2022, see “Item 9B. Other Information.”

Director Compensation Table

The following table summarizes the compensation paid to each non-employee director who served during the fiscal years ended December 31, 2021 and 2020. All compensation earned by Mr. Kohen during 2021 and 2020 has been reported in the “Summary Compensation Table” above under “Executive Compensation.”

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Phillips S. Peter	2021	—	60,000	—	—	—	—	60,000
	2020	—	117,000	61,430	—	—	—	178,430
Thomas J. Ridge	2021	—	60,000	—	—	—	—	60,000
	2020	—	117,000	62,895	—	—	—	179,895
Dov Shiff	2021	—	60,000	—	—	—	—	60,000
	2020	—	105,000	61,430	—	—	—	166,430
Leonard J. Sokolow	2021	—	72,000	—	—	—	—	72,000
	2020	—	129,000	227,069	—	—	—	356,069

(1)	The table reflects the grant date fair value, as computed in accordance with Topic 718, of the restricted share awards and options granted to directors in fiscal year 2021 and 2020. The value of the options granted during 2021 was $0, as the exercise price of such options was higher than the market value of our common stock. The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 10 to our consolidated financial statements for the year ended December 31, 2021.

There were no unvested stock or option awards held by non-employee directors as of December 31, 2021 or 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our issued and outstanding common stock as of February 23, 2022 for:

●	each of our named executive officers;

●	each of our directors and director nominees;

●	all of our executive officers and directors and director nominees as a group; and

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of issued stock options or warrants or conversion of convertible notes or preferred stock, within 60 days of February 23, 2022. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

The percentage of beneficial ownership is based on 77,092,905 shares of common stock issued and outstanding as of February 23, 2022.

Except as otherwise indicated below, the address of each beneficial owner is c/o SQL Technologies Corp., 2855 W. McNab Road, Pompano Beach, Florida 33069.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Stock

Greater than 5% Stockholders
Dov Shiff, Director(1)	15,075,330	19.5%
Rani R. Kohen, Executive Chairman and Director(2)	14,043,970	17.1%
Motek 7 SQL LLC(3)	6,118,004	7.9%
Strul Associates Limited Partnership(4)	5,737,500	7.4%
Steven Siegelaub(5)	4,317,025	5.5%

Directors and Named Executive Officers (not otherwise included above)
Thomas J. Ridge, Director(6)	1,605,000	2.1%
Phillips S. Peter, Director(7)	730,000	*
Leonard J. Sokolow, Director(8)	1,879,838	2.4%
Gary N. Golden, Director	—	*
Efrat L. Greenstein Brayer, Director	—	*
Nancy DiMattia, Director	—	*
Steven M. Schmidt, President(9)	171,667	*
John P. Campi, Chief Executive Officer(10)	1,310,952	1.7%
Patricia Barron, Chief Operations Officer(11)	800,000	1.0%
All directors and current executive officers as a group (12 persons)(12)	35,616,757	41.7%

*	Represents beneficial ownership of less than one percent.

(1)	Based on a Form 4 and Schedule 13D filed by Mr. Shiff on February 16, 2022. Includes 10,779,618 shares of common stock held by Shiff Group Investments Ltd., 235,712 shares of common stock held by Shiff Group Assets Ltd., 3,855,000 shares of common stock held directly by Mr. Shiff and 40,000 shares held by Mr. Shiff’s spouse, as well as 125,000 shares of common stock underlying stock options that are currently exercisable and 40,000 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Shiff Group Investments Ltd. As the President and Chief Executive Officer of Shiff Group Investments Ltd. and a controlling person of Shiff Group Assets Ltd., Mr. Shiff may be deemed to be the beneficial owner of the shares held by such entities and have voting and dispositive power over such shares.

(2)	Based on a Form 3 and Schedule 13D filed by Mr. Kohen on February 9, 2022 and February 15, 2022, respectively. Includes 9,143,970 shares of common stock held by KRNB Holdings LLC and 100,000 shares of common stock held by Mr. Kohen’s family member, as well 4,800,000 shares of common stock underlying stock options that are currently exercisable. As manager of KRNB Holdings LLC, Mr. Kohen may be deemed to be the beneficial owner of the shares held by KRNB Holdings LLC and have voting and dispositive power over such shares.

(3)	Based on a Schedule 13G filed by Motek 7 SQL LLC on February 16, 2022. As manager of Motek 7 SQL LLC, Hillel Bronstein may be deemed to be the beneficial owner of the shares held by Motek 7 SQL LLC and have voting and dispositive power over such shares. The business address of Motek 7 SQL LLC is c/o Mansfield Bronstein, PA, 500 Broward Blvd., Suite 1450, Fort Lauderdale, FL 33394.

(4)	As President of Strul Associates Limited Partnership, Aubrey Strul may be deemed to be the beneficial owner of the shares held by Strul Associates Limited Partnership and have voting and dispositive power over such shares. The address for Strul Associates Limited Partnership is 20320 Fairway Oaks Drive, #362, Boca Raton, Florida 33434.

(5)	Based on a Schedule 13G filed by Mr. Siegelaub on February 16, 2022. Includes the following shares of common stock: (i) 667,316 shares held by Safety Investors 2014 LLC; (ii) 413,435 shares held by Investment 2013, LLC; (iii) 184,622 shares held by 301 Office Ventures, LLC; (iv) 87,424 shares held by Enterprises 2013, LLC; (v) 731,021 shares held by Investment 2018, LLC; (vi) 42,857 shares held by DRS Real Estate Ventures LLC; (vii) 83,333 shares held jointly by Mr. Siegelaub and his spouse; and (viii) 68,814 shares held by Mr. Siegelaub. This also includes: (i) 20,000 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Sky Technology Partners, LLC; (ii) 200,000 shares of common stock underlying stock options held jointly by Mr. Siegelaub and his spouse that are currently exercisable; (iii) 41,667 shares issuable upon exercise of warrants held by Investment 2018 LLC; and (iv) the following shares of common stock issuable upon conversion of Series A Preferred Stock: 1,000,000 shares held by Safety Investors 2014 LLC and 776,536 shares held by Investment 2013 LLC. As the managing member of each of 301 Office Ventures, LLC, Enterprises 2013, LLC, Investment 2013 LLC, Safety Investors 2014 LLC, Investment 2018 LLC, DRS Real Estate Ventures LLC and Sky Technology Partners, LLC, Mr. Siegelaub may be deemed to the beneficial owner of the shares held by such entities and have voting and dispositive power over such shares. The address for Mr. Siegelaub and his affiliated entities is 361 E Hillsboro Blvd., Deerfield Beach, FL 33441.

(6)	Includes 780,000 shares of common stock, 625,000 shares of common stock underlying stock options that are currently exercisable and 200,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Ridge.

(7)	Includes 305,000 shares of common stock and 425,000 shares of common stock underlying stock options that are currently exercisable held by Mr. Peter.

(8)	Includes 309,667 shares of common stock held by Mr. Sokolow, 3,600 shares of common stock held by Newbridge Securities Corporation and 317,656 shares of common stock held by Bridge Line Ventures. This also includes: (i) 950,000 shares of common stock underlying stock options held by Mr. Sokolow that are currently exercisable; (ii) 16,667 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Sokolow; and (iii) the following shares of common stock issuable upon exercise of outstanding warrants: 28,759 shares issuable upon exercise of Newbridge Warrants held by Mr. Sokolow, 21,865 shares issuable upon exercise of Newbridge Warrants held by Newbridge Securities Corporation and 231,624 shares issuable upon exercise of the Bridge Line Ventures Warrants. Mr. Sokolow is the Chief Executive Officer and President of Newbridge Financial, Inc. and Chairman of Newbridge Securities Corporation, its broker dealer subsidiary, and, accordingly, may be deemed to be the beneficial owner of the shares held by Newbridge Securities Corporation and have voting and dispositive power over such shares. Mr. Sokolow is Chief Executive Officer and President of Bridge Line Advisors, LLC, the manager of Bridge Line Ventures, and, accordingly, may be deemed to be the beneficial owner of the shares held by Newbridge Securities Corporation and have voting and dispositive power over such shares.

(9)	Includes 66,667 shares of common stock and 105,000 shares of common stock underlying stock options that are currently exercisable held by Mr. Schmidt.

(10)	Includes 1,184,285 shares of common stock, 120,000 shares of common stock underlying stock options that are currently exercisable and 6,667 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Campi.

(11)	Includes 100,000 shares of common stock and 700,000 shares of common stock underlying stock options that are currently exercisable held by Ms. Barron.

(12)	Includes 27,221,175 shares of common stock, as well as 7,850,000 shares of common stock underlying stock options that are currently exercisable, 282,248 shares of common stock issuable upon the exercise of warrants, 63,334 shares of common stock issuable upon the conversion of the principal amount of outstanding convertible notes and 200,000 shares of common stock issuable upon conversion of Series A Preferred Stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2021:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2015 Stock Incentive Plan, 2018 Stock Incentive Plan and Executive Chairman options (1)(2)	20,537,182	$4.76	—
Equity compensation plans not approved by security holders	—	—	—
Total	20,537,182	$4.76	—

(1)

Includes 20,537,182 shares of common stock issuable upon exercise of stock options granted pursuant to our stock incentive plans and to our Executive Chairman under his employment agreement, all of which were approved by our security holders, at a weighted average exercise price of $4.76 per share, which includes: (a) 4,910,000 shares of common stock issuable upon exercise of stock options granted under the 2015 Stock Incentive Plan; (b) 5,627,182 shares of common stock issuable upon exercise of stock options granted under the 2018 Stock Incentive Plan; and (c) 10,000,000 shares of common stock issuable to our Executive Chairman upon vesting and exercise of performance-based stock options granted to our Executive Chairman pursuant to his employment agreement, of which 3,000,000 had vested as of December 31, 2021.  The Executive Chairman was granted an additional 10,000,000 performance-based options effective January 1, 2022, and an additional 1,140,000 options under the 2018 Stock Incentive Plan, all of which have not vested and which are not included in this table.

(2)	The 2015 Stock Incentive Plan was previously replaced and terminated by the 2018 Plan and, as such, no securities remained available for issuance under such plan as of December 31, 2021. The 2018 Plan was replaced and terminated by the 2021 Plan, which became effective February 9, 2022 and pursuant to which 20,000,000 shares are authorized for issuance. In connection with the effectiveness of our 2021 Plan, no further awards will be granted under the 2018 Plan. However, all outstanding awards will continue to be governed by their existing terms. The 2018 Plan and the awards granted to the Executive Chairman were approved by stockholders in February 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, and Director Independence

Director Independence

Our board of directors has determined that all members of the board of directors, except Rani R. Kohen, Dov Shiff and Leonard J. Sokolow, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the transactions described below under “Certain Relationships and Related Party Transactions” and beneficial ownership of our capital stock by each non-employee director. The composition and functioning of our board of directors and each of our committees complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC.

Certain Relationships and Related Party Transactions

The following is a description of transactions or series of transactions since January 1, 2020, to which we were or will be a party, in which:

●	the amount involved in the transaction exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years; and

●	in which any of our executive officers, directors, director nominees or holders of 5% or more of any class of our voting capital stock, or any immediate family member of any of the foregoing, had or will have a direct or indirect material interest.

Officer and Director Compensation

Compensation arrangements for our named executive officers and our directors are described in this Form 10-K under Item 11. “Executive Compensation.”

Notes Payable

In September 2020, Leonard J. Sokolow, a member of the Company’s board of directors, entered into a securities purchase agreement with the Company, pursuant to which Mr. Sokolow agreed to purchase a three-year subordinated convertible promissory note in the principal face amount of $250,000. Subject to other customary terms, the note matures on September 22, 2023 and accrues interest at a rate of 6% per annum, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share. Upon notice to the holder, the Company may prepay, in whole or in part, the outstanding balance of the note at any time prior to the maturity date; provided, that the holder has the right to convert the note into shares of common stock in lieu of prepayment. Upon the occurrence of certain events of default and written notice from the holder, the note will become immediately due and payable and, until paid in full, will bear interest at a rate of 12% per annum. The outstanding balance under the note was $250,000 as of both December 31, 2021 and 2020.

In October 2020, Sky Technology Partners, LLC, the managing member of which is Steven Siegelaub, who, with his affiliates, is a greater than 5% holder of the Company’s common stock, entered into a securities purchase agreement with the Company, pursuant to which Sky Technology Partners, LLC agreed to purchase a three-year subordinated convertible promissory note in the principal face amount of $300,000. The note matures on October 30, 2023, and the terms of this note are substantially the same as the September 2020 note purchased by Mr. Sokolow. The outstanding balance under the note was $300,000 as of both December 31, 2021 and 2020.

In November 2020, Shiff Group Investments Ltd., of which Mr. Shiff is the President and Chief Executive Officer, entered into a securities purchase agreement with the Company, pursuant to which Mr. Shiff agreed to purchase a three-year subordinated convertible promissory note in the principal face amount of $600,000. The note matures on November 3, 2023, and the terms of this note are substantially the same as the September 2020 note purchased by Mr. Sokolow. The outstanding balance under the note was $600,000 as of both December 31, 2021 and 2020.

In November 2020, John Campi, our Chief Executive Officer, entered into a securities purchase agreement with the Company, pursuant to which Mr. Campi agreed to purchase a three-year subordinated convertible promissory note in the principal face amount of $100,000. The note matures on November 10, 2023, and the terms of this note are substantially the same as the September 2020 note purchased by Mr. Sokolow. The outstanding balance under the note was $100,000 as of both December 31, 2021 and 2020.

Newbridge Securities Corporation

In October 2018, the Company entered into an investment banking agreement with Newbridge Securities Corporation, pursuant to which Newbridge Securities Corporation agreed to provide business development, consulting and advisory services, including capital raising and placement agency services, to the Company. This agreement was renewed periodically prior to its termination. Leonard J. Sokolow, a member of the Company’s board of directors, is the Chief Executive Officer and President of Newbridge Financial, Inc. and Chairman of Newbridge Securities Corporation, its broker dealer subsidiary. In connection with entering into the agreement, the Company paid Newbridge Securities Corporation a $25,000 fee and agreed to issue shares of common stock equal to $50,000, which were paid as of December 31, 2020.

Pursuant to the agreement, the Company agreed to pay placement agent fees equal to 8.0% of the gross purchase price upon closing of sales of the Company’s equity securities and 4.0% upon closing of any line of credit, secured or unsecured term loan or other non-convertible debt facility arranged by Newbridge Securities Corporation for the Company. Upon the closing of any such equity or debt transaction, the Company agreed to issue to Newbridge Securities Corporation, or its permitted assigns, warrants to purchase: (i) in an equity transaction, 10% of the sum of (A) the number of shares of common stock issued by the Company and (B) the number of shares of common stock issuable by the Company upon the exercise or conversion of convertible securities issued; and (ii) in a debt transaction, 10% of the facility amount, divided by a per share price equal to the last equity, warrants or options issued by the Company at the time of closing. The agreement further provided, among other things, that such warrants would contain provisions providing for cashless exercise, price protection and piggyback registration rights and would not be callable or redeemable by the Company.

The agreement also provided for sales commission with respect to certain agreements, including territorial licenses, marketing agreements and commercial contracts. If the transaction were with an organization located, identified or introduced by Newbridge Securities Corporation, the Company was required to pay Newbridge Securities Corporation a $75,000 fee at closing, plus 1% of the net revenues received by the Company, payable quarterly during the contract’s term. If the Company requested Newbridge Securities Corporation assist with closing the transaction, the Company was required to pay Newbridge Securities Corporation a $50,000 fee at closing, plus 0.25% of the net revenues received by the Company, payable quarterly for the lesser of five years or the contract’s term.

For investors introduced by the Company, the compensation payable to Newbridge Securities Corporation was 50% of the then-applicable fees for an investor introduced by Newbridge Securities Corporation. For investors introduced by a third party, the fee payable to Newbridge Securities Corporation was mutually agreed upon by the Company and Newbridge Securities Corporation.

Pursuant to the agreement, as of December 31, 2021, the Company had paid Newbridge Securities Corporation an aggregate of $609,472 in placement agent fees (not including expenses). In March 2021, effective as of December 31, 2020, the Company issued 10,000 shares to Newbridge Securities Corporation and its affiliates pursuant to the agreement, of which Newbridge Securities Corporation received 3,600 shares and Mr. Sokolow received 4,500 shares. In addition, on December 31, 2020, the Company issued three-year warrants to purchase an aggregate of up to 14,375 shares of common stock at an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company) (the “2020 Newbridge Warrants”), including warrants to purchase up to 5,674 shares and 4,469 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively. In addition, during 2021, the Company issued 2021 Newbridge Warrants, consisting of the following three-year warrants with an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company): (i) warrants dated October 26, 2021 to purchase an aggregate of up to 3,750 shares of common stock, including warrants to purchase up to 725 shares and 1,088 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively, (ii) warrants dated November 29, 2021 to purchase an aggregate of up to 12,501 shares of common stock, including warrants to purchase up to 2,250 shares and 3,375 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively, and (iii) warrants dated December 22, 2021 to purchase an aggregate of up to 73,434 shares, including warrants to purchase up to 13,216 shares and 19,827 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively (together with the 2020 Newbridge Warrants, the “Newbridge Warrants”). The Newbridge Warrants may be exercised, in whole or in part, at any time on or prior to the third anniversary of the effective date of the warrant. Among other terms, the Newbridge Warrants provide for cashless exercise if, one year following the effective date of the warrant, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Newbridge Warrants, as well as certain anti-dilution rights. The Newbridge Warrants also provide for certain piggyback registration rights, subject to certain exceptions, including, for the 2021 Newbridge Warrants, if the registration statement is for an initial public offering, such that, if the Company registers any of its securities either for its own account or for the account of other security holders, the holders of the Newbridge Warrants are entitled to include their shares in the registration. Subject to certain exceptions, if the offering is being underwritten, the Company and the underwriters may limit the number of shares included in the underwritten offering if the underwriters believe that including such shares would adversely affect the offering.

The Company entered into an investment banking engagement agreement with Newbridge Securities Corporation in May 2021, pursuant to which Newbridge Securities Corporation agreed to provide certain corporate advisory services. The agreement had a 12 month term, during which the Company agreed to pay Newbridge Securities Corporation’s pre-approved expenses. The Company agreed to pay a $500,000 corporate advisory fee, in the form of restricted common stock, upon successful listing of the Company’s common stock on a U.S. national securities exchange. The number of shares issued was to be determined based on the initial offering price in the offering, and such shares would have been subject to a six-month lock-up provision. The Company would have been required to pay such fee if it successfully listed on an exchange during the term of the agreement or within nine months following expiration of the term.

The Company entered into a separate investment banking engagement agreement in May 2021 with Newbridge Securities Corporation relating to merger and acquisition services. The agreement had a 12 month term, which would have been automatically extended on a month-to-month basis if negotiations or discussions were ongoing at the end of the term. The Company agreed to pay Newbridge Securities Corporation’s pre-approved reasonable expenses during the term. Upon closing of a merger or acquisition transaction facilitated by Newbridge Securities Corporation, the Company agreed to pay, in equity, a transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) of such transaction. The equity received would have been subject to a six-month leak-out provision. The Company would have been required to pay the transaction fee after expiration of the agreement or if the Company terminated the agreement without cause (as defined in the agreement), if the Company (i) completed a merger or acquisition transaction with a party identified by Newbridge Securities Corporation within 12 months of such termination or (ii) entered into an agreement contemplating a merger or acquisition with a party identified by Newbridge Securities Corporation during the term of the agreement or the following 12 months, which agreement was ultimately consummated.

In January 2022, the Company and Newbridge Securities Corporation entered into a termination agreement, pursuant to which the three investment banking agreements described above were terminated, and the parties agreed that there are no continuing rights or obligations under such agreements, and that Newbridge is not entitled to any fees or payments, in cash or otherwise, pursuant to such agreements.

Bridge Line Ventures

The Company and Bridge Line Ventures,the manager of which is Bridge Line Advisors, LLC, of which Leonard J. Sokolow, a member of our board of directors, is Chief Executive Officer and President, entered into the following stock purchase agreements (collectively, the “Bridge Line SPAs”):

●	Stock Purchase Agreement, dated February 26, 2021, as amended March 30, 2021, June 30, 2021 and August 31, 2021, pursuant to which Bridge Line Ventures purchased 25,373 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated March 30, 2021, as amended April 30, 2021, June 30, 2021 and August 31, 2021, pursuant to which Bridge Line Ventures purchased 37,500 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated April 30, 2021, as amended June 30, 2021 and August 31, 2021, pursuant to which Bridge Line Ventures purchased 2,084 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated June 30, 2021, as amended August 31, 2021, pursuant to which Bridge Line Ventures purchased 150,000 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated August 31, 2021, pursuant to which Bridge Line Ventures purchased 16,667 shares of common stock at a purchase price per share of $12.00.

Each of the Bridge Line SPAs contains substantially the same terms. Among other things, the Bridge Line SPAs contain anti-dilutive price protection measures, which apply for 24 months following the date of closing of the Bridge Line SPAs, subject to certain exceptions, which anti-dilution provisions were triggered by the Company’s initial public offering. As such, on February 14, 2022, the Company issued 86,032 shares of common stock to Bridge Line Ventures. The Bridge Line SPAs also provide for certain piggyback registration rights, such that, subject to certain exceptions, including if the registration statement is for an initial public offering, if the Company registers any of its securities either for its own account or for the account of other security holders, Bridge Line Ventures is entitled to include its shares in the registration. Subject to certain exceptions, if the offering is being underwritten, the Company and the underwriters may limit the number of shares included in the underwritten offering if the underwriters believe that including such shares would adversely affect the offering. In addition, the Company may require Bridge Line Ventures agree to a six month lock-up of its shares following the effective date of the applicable registration statement.

The Bridge Line SPAs also contain a standstill provision pursuant to which Bridge Line Ventures agreed to certain restrictions related to the Company for three years following the effective date of each of the Bridge Line SPAs, including, among other things, prohibitions on, either alone or together with any other person, acquiring additional shares of the Company’s common stock or any of its assets, soliciting proxies or seeking representation on our board of directors, unless the Company agrees to such actions in writing. For additional information, see “Description of Capital Stock.”

In addition, on each of June 30, 2021 and August 31, 2021, pursuant to the Bridge Line SPAs, Bridge Line Ventures received a three-year warrant to purchase up to 214,957 and 16,667 shares of the Company’s common stock, respectively, at an initial exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company) (the “Bridge Line Ventures Warrants”). The initial exercise price of $12.00 per share was automatically adjusted to $9.80 per share pursuant to applicable anti-dilution provisions in connection with the completion of the Company’s initial public offering. The Bridge Line Ventures Warrants may be exercised, in whole or in part, at any time on or prior to June 30, 2024 or August 31, 2024, respectively. Among other terms, the Bridge Line Ventures Warrants provide for cashless exercise of the Bridge Line Ventures Warrants if, after June 30, 2022 or August 31, 2022, respectively, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Bridge Line Ventures Warrants. In addition, the Bridge Line Ventures Warrants contain certain piggyback registration rights, which are substantially the same as those provided in by the Bridge Line SPAs.

Other Options and Warrants

In June 2020, the Company issued a three-year volume warrant to purchase up to 1,125,000 shares of common stock to Strul Associates Limited Partnership, pursuant to a May 2016 private placement. The exercise price was $3.00 if exercised prior to June 1, 2021, $3.25 if exercised on or after June 1, 2021 and prior to June 1, 2022 and $3.50 if exercised on or after June 1, 2022 through June 1, 2023 (in each case, subject to adjustment, including in the event of certain subsequent equity sales by the Company). The warrant was exercisable in whole or in part at any time prior to or on June 1, 2023. In December 2020, Strul Associates Limited Partnership exercised the warrant in full and acquired an aggregate of 1,012,500 shares of common stock, including 675,000 shares of common stock for an aggregate purchase price of $2,025,000 and a net total of 337,500 shares of common stock pursuant to a cashless exercise of the remainder of the warrant.

In November 2021, Investment 2018, LLC purchased 41,667 shares and three-year warrants to purchase up to 41,667 shares of common stock at an initial exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company), for an aggregate purchase price of $500,000. In connection with the completion of the Company’s initial public offering, applicable anti-dilution provisions were automatically triggered, and, accordingly, Investment 2018, LLC received 9,354 shares of common stock on February 14, 2022 and the initial exercise price of the warrants of $12.00 per share was automatically adjusted to $9.80 per share. As the managing member of Investment 2018 LLC, Mr. Siegelaub may be deemed to the beneficial owner of the shares held by such entity.

In December 2021, Mr. Sokolow exercised an option to purchase 75,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share, and Mr. Shiff exercised an option to purchase 25,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share.

Initial Public Offering

In the initial public offering, 455,353 shares were purchased by our directors, officers and greater than 5% stockholders at the public offering price.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transactions policy, effective as of February 9, 2022, which sets forth the policies and procedures for the review and approval or ratification of related person transactions. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions, arrangements or relationships between us and related persons in which the aggregate amount involved in any fiscal year exceeds or may be expected to exceed the lesser of $120,000 or 1% of the average of our total assets as year-end for the last two completed fiscal years and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as an executive officer, director, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed fiscal year, and their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2021 and December 31, 2020 by our independent auditors, M&K CPAs, PLLC:

	2021	2020
Audit Fees(1)	$48,000	$23,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$48,000	$23,000

(1)	Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements. In addition, 2021 also included audit fees for professional services rendered in relation to the review of our registration statement and other documents filed with the SEC in connection with our initial public offering.

Pre-Approval Policy

Our current audit committee was formed in connection with our initial public offering, at which time the audit committee also adopted a new charter. Since the formation of our current audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020

Audited Consolidated Statements of Operations for the Years ended December 31, 2021 and 2020

Audited Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2021 and 2020

Audited Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020

Notes to Audited Financial Statements

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibit Index

Exhibit No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 9, 2022, between the Company and The Benchmark Company, LLC, as Representative of the Underwriter (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	First Amended and Restated Bylaws of the Company (effective February 9, 2022) (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
4.1	Description of the Company’s Registered Securities (filed herewith).
4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
4.3	Representative’s Warrant, dated February 9, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.1+	GE Trademark License Agreement, dated as of June 15, 2011, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.2	First Amendment to Trademark License Agreement, dated April 17, 2013, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.3	Second Amendment to Trademark License Agreement, dated August 13, 2014, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.4	Third Amendment to Trademark License Agreement, dated September 25, 2018, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.5	Fourth Amendment to Trademark License Agreement, dated May 2019, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.6	Letter Agreement relating to Trademark License Agreement, dated December 1, 2020, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.7†+	Master Services Agreement, dated June 14, 2019, between GE Technology Development, Inc. and SKY Technology, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.8	Promissory Note, dated April 13, 2016, by Safety Quick Lighting & Fans Corp., in favor of Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.9+	Pledge and Security Agreement, dated April 13, 2016, by Safety Quick Lighting & Fans Corp., in favor of Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.10†	Memorandum of Understanding, dated January 31, 2018, between Safety Quick Lighting & Fans Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.11+	Promissory Note, dated December 14, 2021, by the Company, in favor of Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.12+	Form of Securities Subscription Agreement used in 2020 Private Placements (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.13+	Form of Securities Subscription Agreement and Warrant used in 2021 Private Placements (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.14*	2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.15*	Form of Stock Option Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.16*	Form of Stock Award Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.17*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.18*	Form of Stock Option Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.19*	Form of Stock Award Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.20*	Executive Chairman Agreement, dated September 1, 2019, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.21*+	Amendment to Executive Chairman Agreement, effective September 1, 2019, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.22*	Executive Employment Agreement, dated September 1, 2019, between the Company and John P. Campi (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.23*	Consultant Agreement, dated August 20, 2019, between the Company and Steven M. Schmidt (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.24*	First Amendment to Consulting Agreement, dated June 1, 2021, between the Company and Steven M. Schmidt (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.25*	Executive Employment Agreement, dated September 1, 2019, between the Company and Patricia Barron (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.26	Form of Stock Option Agreement used in connection with the stock subscriptions dated February 21, 2017, March 24, 2017 and April 11, 2017 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.27	Form of 2017 Warrant (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.28	Investment Banking Agreement, dated September 28, 2018 and executed October 3, 2018, between Newbridge Securities Corporation and SQL Technologies Corp., as amended (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.29	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.30	Investment Banking Agreement, dated May 20, 2021, between the Company and Newbridge Securities Corporation (relating to corporate advisory services) (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.31	Investment Banking Agreement, dated May 20, 2021, between the Company and Newbridge Securities Corporation (relating to merger and acquisition services) (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.32+	Form of Stock Purchase Agreement between SQL Technologies Corp. and Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.33	Form of Common Stock Purchase Warrant issued by SQL Technologies Corp. to Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.34	Form of Securities Purchase Agreement related to Purchase of Subordinated Convertible Balloon Promissory Note, including form of Subordinated Convertible Balloon Promissory Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.35+	Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of April 13, 2020 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.36	Amendment to the Paycheck Protection Term Note, effective June 5, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.37+	Second Draw Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of February 3, 2021 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.38+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.39	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of June 24, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.40	Security Agreement, dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.41*	2021 Stock Incentive Plan (effective February 9, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.42*	Form of Nonqualified Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.43*	Form of Incentive Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.44*	Form of Restricted Shares Award Agreement (2021 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.45*	Executive Chairman Agreement, effective as of January 1, 2022, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.46*	Chief Financial Officer Agreement, effective as of January 1, 2022, between the Company and Marc-Andre Boisseau (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.47	Termination Agreement, dated January 7, 2022, between the Company and Newbridge Securities Corporation (incorporated herein by reference to Exhibit 10.47 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Indicates management contract or any compensatory plan, contract or arrangement.

+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

† Portions of this exhibit (indicated by bracketed asterisks) are omitted in accordance with the rules of the SEC because they are both not material and the Company customarily and actually treats such information as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQL TECHNOLOGIES CORP.

By:	/s/ John P. Campi
John P. Campi, Chief Executive Officer
Date:	March 8, 2022

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints John P. Campi, Chief Executive Officer, and Marc-Andre Boisseau, Chief Financial Officer, and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Campi	Chief Executive Officer	March 8, 2022
John P. Campi	(Principal Executive Officer)

/s/ Marc-Andre Boisseau	Chief Financial Officer	March 8, 2022
Marc-Andre Boisseau	(Principal Financial and Accounting Officer)

/s/ Rani R. Kohen	Director, Executive Chairman of the Board	March 8, 2022
Rani R. Kohen

/s/ Leonard J. Sokolow	Director	March 8, 2022
Leonard J. Sokolow

/s/ Nancy DiMattia	Director	March 8, 2022
Nancy DiMattia

/s/ Gary N. Golden	Director	March 8, 2022
Gary N. Golden

/s/ Efrat L. Greenstein Brayer	Director	March 8, 2022
Efrat L. Greenstein Brayer

/s/ Phillips S. Peter	Director	March 8, 2022
Phillips S. Peter

/s/ Thomas J. Ridge	Director	March 8, 2022
Thomas J. Ridge

/s/ Dov Shiff	Director	March 8, 2022
Dov Shiff

FINANCIAL STATEMENTS

SQL TECHNOLOGIES CORP.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SQL Technologies Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQL Technologies Corp. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Due to the net loss and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be easily substantiated.

To evaluate the appropriateness of the lack of going concern paragraph in our audit opinion, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

March 8, 2022

SQL Technologies Corp. and Subsidiary

Consolidated Balance Sheets (Audited)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,426,249	$2,308,871
Accounts receivable, net	115	1,543
Inventory	918,651	918,651
Prepaid expenses	40,903	—
Total current assets	11,385,918	3,229,065

Other assets:
Furniture and equipment, net	25,710	67,735
Patents, net	540,033	403,092
Other assets	2,174	2,174
Total other assets	567,917	473,001

Total Assets	$11,953,835	$3,702,066

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$507,250	$1,008,051
Notes payable, current	404,648	344,032
Accrued expenses	522,086	358,621
GE royalty obligation	1,200,000	500,000
Total current liabilities	2,633,984	2,210,704

Long term liabilities:
Notes payable	5,492,572	5,286,642
Convertible notes	1,300,000	1,250,000
GE royalty obligation	2,638,000	3,838,000
Total long-term liabilities	9,430,572	10,374,642

Total liabilities	12,064,556	12,585,346

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 13,256,936 and 13,456,936 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3,314,233	3,364,233

Stockholders’ Deficit:
Common stock: $0 par value, 500,000,000 shares authorized; 66,295,288 and 64,515,231 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	57,356,139	34,353,592
Common stock to be issued	—	8,088,474
Additional paid-in capital	13,524,247	13,755,891
Accumulated deficit	(74,269,898)	(68,410,028)
Total stockholders’ deficit	(3,389,512)	(12,212,071)
Non-controlling interest	(35,442)	(35,442)
Total deficit	(3,424,954)	(12,247,513)

Total Liabilities and Stockholders’ Deficit	$11,953,835	$3,702,066

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Operations

(Audited)

	For the Year Ended December 31,
	2021	2020
Revenue	$43,109	$258,376
Cost of revenues	(149,286)	(503,033)
Gross loss	(106,177)	(244,657)
Selling, general and administrative expenses	5,081,906	8,741,320
Loss from operations	(5,188,083)	(8,985,977)
Other income / (expense)
Interest expense	(560,418)	(515,515)
Other income, loan forgiveness	10,000	257,468
Gain on exchange	8,051	408
Interest income	36	1,511
Total other expense, net	(542,331)	(256,128)

Net loss including noncontrolling interest	(5,730,414)	(9,242,105)
Less: net loss attributable to non-controlling interest	—	—
Preferred dividends	129,456	130,206
Net loss attributed to common shareholders	$(5,859,870)	$(9,372,311)

Net loss per share - basic and diluted	$(0.09)	$(0.15)

Weighted average number of common shares outstanding during the year – basic and diluted	64,943,703	62,754,177

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(Audited)

	Common Stock, $0 Par Value				Additional
	Shares (Issued)	Shares (To Be Issued)	To Be Issued	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
Balance, December 31, 2020	61,901,075	2,614,156	$8,088,474	$34,353,592	$13,755,891	$(68,410,028)	$(35,442)	$(12,247,513)
Issuance of prior year unissued stock	2,614,156	(2,614,156)	(8,088,474)	8,088,474	—	—	—	—
Common stock issued per PPM	896,837	—	—	10,761,972	—	—	—	10,761,972
Common stock issued per PPM, Bridge Line Ventures	231,624	—	—	2,779,464	—	—	—	2,779,464
Common stock issued, exercise of options	50,000	—	—	130,000	—	—	—	130,000
Common stock issued, exercise of warrants	21,250	—	—	74,375	(74,375)	—	—	—
Common stock issued, pursuant to services provided	223,845	—	—	766,260	216,122	—	—	982,382
Common stock issued pursuant to director compensation policy	84,000	—	—	252,000	—	—	—	252,000
Common stock issued pursuant to chairman agreement	—	—	—	—	128,649	—	—	128,649
Conversion of preferred stock	200,000	—	—	50,000	—	—	—	50,000
Common stock issued for the cashless exercise of warrants	—	—	—	—	—	—	—	—
Common stock issued for the cashless exercise of options	39,167	—	—	—	—	—	—	—
Stock issued to joint venture partner, interest expense	33,334	—	—	100,002	—	—	—	100,002
Placement fees paid, pursuant to issuance of common stock per PPM 2019	—	—	—	—	(502,040)	—	—	(502,040)
Dividends paid	—	—	—	—	—	(129,456)	—	(129,456)
Net loss	—	—	—	—	—	(5,730,414)	—	(5,730,414)
Balance, December 31, 2021	66,295,288	—	$—	$57,356,139	$13,524,247	$(74,269,898)	$(35,442)	$(3,424,954)

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficit (continued)

(Audited)

	Common Stock, $0 Par Value				Additional
	Shares (Issued)	Shares (To Be Issued)	To Be Issued	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
Balance, December 31, 2019	60,326,074	2,207,998	$6,780,000	$30,514,076	$11,710,444	$(59,037,717)	$(35,442)	$(10,068,639)
Common stock issued per PPM	8,334	10,000	120,000	100,009	(120,000)	—	—	100,009
Common stock issued per exercise of warrants	1,012,500	—	—	2,025,000	—	—	—	2,025,000
Common stock issued pursuant to director compensation policy	—	156,000	468,000	—	—	—	—	468,000
Common stock issued per employee agreement	214,000	150,000	450,000	642,000	—	—	—	1,092,000
Common stock issued per consulting agreement	6,834	90,158	270,474	72,508	—	—	—	342,982
Common stock issued to joint venture partner	333,333	—	—	999,999	—	—	—	999,999
Option expense, pursuant to director compensation policy	—	—	—	—	2,165,447	—	—	2,165,447
Dividends paid	—	—	—	—	—	(130,206)	—	(130,206)
Net loss	—	—	—	—	—	(9,242,105)	—	(9,242,105)
Balance, December 31, 2020	61,901,075	2,614,156	$8,088,474	$34,353,592	$13,755,891	$(68,410,028)	$(35,442)	$(12,247,513)

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Audited)

	For the year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss attributable to SQL Technologies	$(5,730,414)	$(9,242,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	42,025	74,277
Amortization of patent	42,262	32,032
(Other income), loan forgiveness	(10,000)	(257,468)
Non-cash equity-based compensation expense	464,953	5,068,428
Non-cash equity-based compensation expense, related party	998,080	—
Change in operating assets and liabilities:
Accounts receivable	1,428	417,994
Prepaid expenses	(40,902)	5,629
Inventory	—	325,357
Right-to-use assets	—	54,112
Other assets	—	16,080
Royalty obligation	(500,000)	(87,508)
Lease, current	—	(53,210)
Accounts payable	(58,651)	158,468
Accrued expenses	163,464	358,621
Net cash used in operating activities	(4,627,755)	(3,129,293)

Cash flows from investing activities:
Purchase of property and equipment	—	(15,336)
Payment of patent costs	(179,203)	(94,540)
Net cash used in investing activities	(179,203)	(109,876)

Cash flows from financing activities:
Proceeds from common stock issuance	13,039,396	100,009
Proceeds from exercise of warrants	—	2,025,000
Proceeds from exercise of options	130,000	—
Proceeds from SBA - PPP notes payable	178,235	279,500
Proceeds from SBA - EIDL notes payable	—	150,000
Proceeds from issuance of convertible notes	50,000	1,250,000
Dividends paid	(129,456)	(130,206)
Principal repayments of SBA – PPP note payable	(839)	—
Principal repayments on note	(343,000)	—
Net cash provided by financing activities	12,924,336	3,674,303

Increase (decrease) cash and cash equivalents	8,117,378	435,134
Cash and cash equivalents at beginning of period	2,308,871	1,873,737
Cash and cash equivalents at end of period	$10,426,249	$2,308,871

Supplementary disclosure of non-cash financing activities:
Issuance of common stock listed as “to be issued” in prior year	$8,088,474	—
Reclassed of accrued interest to note	442,150	—
Stock issuance, placement fees	502,040	—
Preferred stock conversion to common	50,000	—
Stock issuance, cashless exercise of warrants	$74,375	—

Cash paid during the year for:
Interest	$560,418	$515,515

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Audited)

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

SQL Technologies Corp., a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC. The Company was converted to corporation on November 6, 2012. Effective August 12, 2016, the Company changed its name from “Safety Quick Lighting & Fans Corp.” to “SQL Technologies Corp.” The Company holds over 60 U.S. and global patents and patent applications and has received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), inclusion in the 2017 and 2020 NEC Code Book. The Company maintains offices in Johns Creek, Georgia, Pompano Beach, Florida, and Guangdong Province, China.

The Company has a series of advanced-safe smart platform technologies. The Company’s first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology, eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years the Company has expanded the capabilities of its power-plug product, to include advanced safe and quick universal installation methods, as well as advanced smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. The Company’s second-generation technology is an all-in-one safe and smart advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the Company’s significant accounting policies:

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of SQL Technologies Corp. (f/k/a Safety Quick Lighting & Fans Corp.) and its subsidiary, SQL Lighting & Fans LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling Interest

The Company owns 98.8% of SQL Lighting & Fans LLC, which was formed in Florida on April 27, 2011. The subsidiary had no activity during 2021 and 2020.

Product Warranty

The Company’s warranty policy provides repair or replacement of products returned for defects within ninety days of purchase. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2021 and 2020, products returned for repair or replacement have been immaterial. Accordingly, a warranty liability has not been deemed necessary.

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

The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold, (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. The Company had $10,426,249 and $2,308,871 in cash and cash equivalents as of December 31, 2021 and December 31, 2020, respectively.

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

The Company’s net balance of accounts receivable at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Accounts receivable	$115	$1,543

All amounts were deemed collectible at December 31, 2021 and December 31, 2020 and accordingly, the Company had not incurred any bad debt expense at December 31, 2021 and December 31, 2020.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	December 31, 2021	December 31, 2020
Inventory, component parts	$918,651	$918,651

The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2021, and December 31, 2020, the Company has determined that no allowance is required.

Furniture and Equipment

Furniture and equipment is stated at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Intangible Asset Patent

The Company developed various patents for an installation device used in light fixtures and ceiling fans. Costs incurred for submitting the applications to the United States Patent and Trademark Office for these patents have been capitalized. Patent costs are amortized using the straight-line method over the related 15-year lives. The Company begins amortizing patent costs once a filing receipt is received stating the patent serial number and filing date from the Patent Office.

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

GE Agreements

The Company has two U.S. and global agreements with General Electric (“GE”) related to the Company’s products.

●	The first agreement is a U.S. and Global Trademark Agreement dated June 15, 2011 (as later amended), which expires November 30, 2023 and is generally renewed for five-year periods. Pursuant to such agreement, the Company may use the GE brand logo on certain products, including plug and play smart and standard ceiling fans and Sky’s SQL standard and smart plug and play devices. The Company has exclusive U.S. and global rights, including Canada, Asia, Europe, China, Australia, New Zealand and India, subject to a mutually agreed to commercialization plan, to market plug and play smart and standard ceiling fans and Sky’s SQL standard and smart plug and play devices under the GE brand. GE will assist the Company with manufacturing standards, audit of factories, audit of materials, and quality control under “Six Sigma” guidelines, as well as with public relations for products and other.

●	The second agreement is a U.S. and Global Licensing and Master Service Agreement dated June 14, 2019. The agreement expires on June 14, 2024 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license Sky’s Standard and Smart plug-and-play products in the U.S. and worldwide. Pursuant to the agreement, the Company expects that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Six Sigma” guidelines. For products licensed to third parties, the Company and GE will each receive a specified percentage of the earned revenue realized from such licensing, unless otherwise provided in the applicable statement of work.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, prepaid expenses, other current assets, accounts payable, accrued interest payable, certain notes payable and notes payable – related party, and GE royalty obligation, approximate their fair values because of the short maturity of these instruments.

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

As of December 31, 2021, the Company had reserved for issuance 29,323,681 shares of common stock associated with conversion features on Series A Preferred Stock, warrants, options, and convertible notes. These shares have been reserved for issuance by the Company’s stock transfer agent, and accordingly, no derivative liability has been calculated on these shares.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 405-20 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Stock-based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees and consultants for services rendered.

The Company accounts for stock incentive awards issued to employees and non-employees in accordance with FASB ASC 718, Stock Compensation. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award. Stock-based awards to employees are recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Additionally, stock-based awards to non-employees are expensed over the period in which the related services are rendered.

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. The Company adopted ASU 2018-07 with respect to grants of shares of common stock of the Company made in January 2019. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

Prior to the adoption of ASU 2018-07 in January 2019, stock-based awards granted to non-employees were accounted for in accordance with ASU 505-50 – Equity-Based Payments to Non-Employees (“ASU 505-50”). ASU 505-50 measures stock-based compensation at either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is completed.

The expense resulting from share-based payments is recorded in operating expenses in the statements of operations.

Revenue Recognition

During the years ended December 31, 2021 and 2020, the Company derived revenues from the sale of GE branded fans and lighting fixtures to large retailers through retail and online sales.

The Company determines the correct revenue recognition using the following steps:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the Company satisfies a performance obligation

Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends.

A majority of our sales revenue is recognized when products are shipped from our manufacturing facilities and from our third-party logistics facility.

Cost of Revenues

Cost of revenues represents costs directly related to produce, acquire and source inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include costs of purchased products, inbound freight, and custom duties.

Selling, General and Administrative Expenses

Shipping and handling costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses.

Additionally, selling, general and administrative expenses include marketing, professional fees, distribution, warehouse costs, and other related selling costs. Selling expenses include costs incurred in the selling of merchandise. General and administrative expenses include costs incurred in the administration or general operations of the business.

Stock compensation expense consists of non-cash charges resulting from the issuance of stock units and stock options that are disclosed in the selling, general and administrative expenses and included as operating expenses.

Loss Per Share

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the years ended December 31, 2021 and 2020, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Stock Warrants	2,127,895	1,602,415
Stock Options	13,852,182	6,525,000
Convertible Notes	86,668	83,334
Total	16,066,745	8,210,749

At December 31, 2020, the Company recorded but did not issue 2,614,156 shares of common stock, valued at approximately $8,088,474. These shares are reflected in the accompanying balance sheet and stockholders’ deficit statement.

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2021 and 2020.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Machinery and equipment	$31,456	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	309,111	309,111
Leasehold improvements	30,553	30,553
Total	414,025	414,025
Less: accumulated depreciation	(388,315)	(346,290)
Total, net	$25,710	$67,735

Depreciation expense amounted to $42,025 and $74,277 for the years ended December 31, 2021 and 2020, respectively.

NOTE 4 INTANGIBLE ASSETS

Intangible assets (patents and trademarks) consisted of the following:

	December 31, 2021	December 31, 2020
Patents	$649,969	$470,766
Trademark	45,450	45,450
Less: accumulated amortization	(155,386)	(113,124)
Total, net	$540,033	$403,092

Amortization expense on intangible assets was $42,262 and $32,032 for the years ended December 31, 2021 and 2020, respectively.

The following table sets forth the estimated amortization expense for future periods:

Year Ending December 31
2022	$46,345
2023	45,055
2024	44,098
2025	44,098
2026	44,098
2027 and thereafter	316,339
Total	$540,033

NOTE 5 DEBT

The following table presents the details of the principal outstanding:

	December 31,
	2021	2020
a) PPP1 Loan	$11,193	$22,032
b) PPP2 Loan	178,235	—
c) EIDL	150,000	150,000
d) Note payable	5,557,792	5,458,642
e) Convertible Notes	1,300,000	1,250,000
Total	$7,197,220	$6,880,674
Notes payable, current portion	404,648	344,032
Non-current term notes payable	$6,792,572	$6,536,642

Principal payments on all Notes referred to above (inclusive of the note payable, the Convertible Notes, and CARES Act Loans) are due as follows:

Year ending December 31,
2022	$404,648
2023	470,352
2024	1,771,867
2025	3,069,846
2026	1,336,728
2027 and thereafter	143,779
Total	$7,197,220

CARES Act Loans

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. Among other things, the CARES Act established the Paycheck Protection Program (“PPP”), which funded eligible businesses through federally guaranteed loans. Under the PPP, companies are eligible for forgiveness of principal and accrued interest if the proceeds are used for eligible costs, which include, but are not limited to, payroll, benefits, mortgage, lease, and utility expenses.

a) Paycheck Protection Program Loan - On April 13, 2020, the Company was granted a loan (the “PPP1 Loan”) under the Paycheck Protection Program in the aggregate amount of $269,500.

The PPP1 Loan matures on April 13, 2025 and bears interest at a rate of 1.0% per annum, which is payable monthly following the deferral period, described below. The note may be prepaid at any time prior to maturity with no prepayment penalties.

Effective June 2020, certain provisions of the PPP1 Loan were amended. The amendment modified the original payment deferment period from six months to either (i) the date that the U.S. Small Business Administration (the “SBA”) remits the Company’s loan forgiveness to the bank or (ii) the date that a final determination is made that no portion of the PPP Loan is forgiven, subject to the Company requesting forgiveness of the PPP Loan within a specified time period.. During 2021, the Company requested forgiveness of the PPP1 Loan in accordance with the application requirements and received notice that $257,468 note payable balance had been forgiven. The Company recognized the forgiveness amount of $257,468 as Other Income during the year ended December 31, 2020.

As of December 31, 2021 and 2020, the loan balance was $11,193 and $22,032, respectively. Monthly principal and interest payments of $289 started in October 2021 with a maturity of April 13, 2025.

b) Second Paycheck Protection Program Loan - On February 3, 2021, the Company was granted a loan (the “PPP2 Loan”) under the Paycheck Protection Program Second Draw program in the aggregate amount of $178,235, pursuant to the Paycheck Protection Program under the CARES Act.

The PPP2 Loan matures on February 3, 2026 and bears interest at a rate of 1.0% per annum, which will be payable monthly upon expiration of the payment deferral period. The payment deferral period will expire on either (i) the date that the SBA remits the Company’s loan forgiveness to the bank or (ii) the date that a final determination is made that no portion of the PPP2 Loan is forgiven, subject to the Company requesting forgiveness of the PPP2 Loan within a specified time period. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company recorded the principal amount of $178,235 due on the PPP2 Loan in non-current notes payable in the consolidated balance sheet as of December 31, 2021.

Under the terms of the PPP2 Loan, certain amounts of the PPP2 Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company believes it used the entire PPP2 Loan amount for qualifying expenses and, during 2021, the Company requested forgiveness in accordance with the application requirements. As of the date of this filing, the Company has not received a reply to its request and there can be no assurance that such PPP2 Loan will be forgiven, in whole or in part.

c) EIDL Loan - On June 24, 2020, the Company received a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business, pursuant to which the Company entered into a promissory note and security agreement with the SBA. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twenty-four months from the date of the EIDL Loan. The balance of principal and interest is due and payable 30 years from the date of the promissory note. The EIDL Loan may be prepaid in part or in full, at any time, without penalty. Additionally, the EIDL Loan is collateralized by certain of the Company’s property as specified within the security agreement. The EIDL Loan contains certain customary events of default and, in the event an event of default occurs, the SBA may require immediate repayment of all amounts due.

As part of the EIDL Loan, the Company also received an advance of $10,000 from the SBA, which is construed as a grant. Accordingly, this advance has been recognized as Other Income during 2021.

d) Note payable (“NBG”)

On December 14, 2021, the Company entered into a new secured promissory note with Nielsen & Bainbridge, LLC (“NBG”), in the amount of approximately $5.9 million, which amended and replaced the April 2016 promissory note. The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year (as compared to an interest rate of 9% per annum prior to the amendment and restatement of the April 2016 note). The amended note matures in December 2026. The note is secured by a first priority security interest in substantially all of the Company’s assets.

With regard to the NBG note payable, the Company will make the following principal payments plus an amount equal to all accrued and unpaid interest as follows:

Year ending December 31,
2022	$400,000
2023	400,000
2024	1,730,106
2025	1,730,106
2026	1,297,580
Total	$5,557,792

The Company may prepay the amounts due under the amended note at any time and from time to time. The note contains customary events of default and, in the event that an event of default occurs, the amended note and all accrued interest will become immediately due and payable.

In conjunction with the original note with NBG, and the ongoing consultation on product sales and distribution, in each of March 2019, August 2020 and November 2021, the Company issued 333,333 shares, 333,333 shares, and 33,334 shares of its common stock, respectively, to NBG, for an aggregate issuance of 1,000,000 shares, including additional shares issued during 2018.

As of December 31, 2021, the Company paid $343,000 of principal plus accrued interest of $473,152 on the NBG note. As of December 31, 2021, and December 31, 2020, the outstanding balance on this note was $5,557,792 and $5,458,642, respectively. At December 31, 2021 and 2020, accrued interest was $0 and $120,650, respectively.

e) Convertible Notes

	December 31,
	2021	2020
Convertible Notes, dated 9/23/2020	$250,000	$250,000
Convertible Notes, dated 11/10/2020	100,000	100,000
Convertible Notes, dated 10/30/2020	300,000	300,000
Convertible Notes, dated 11/3/2020	600,000	600,000
Convertible Notes, dated 01/13/2021	50,000	—
Total	$1,300,000	$1,250,000

Included in Convertible Notes are loans provided to the Company from two directors, an officer and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the note matures in three years and accrues interest at a rate of 6% per annum, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share. Upon notice to the holder, the Company may prepay, in whole or in part, the outstanding balance of the note at any time prior to the maturity date; the holder has the right to convert the note into shares of common stock in lieu of prepayment. Upon the occurrence of certain events of default, and upon written notice from the holder, the note will become immediately due and payable and, until paid in full, will bear interest at a rate of 12% per annum.

Accrued interest on Convertible Notes was $92,919 and $13,621 as of December 31, 2021 and 2020, respectively.

NOTE 6 GE ROYALTY OBLIGATIONS

On June 15, 2011, we entered into the License Agreement with GE, pursuant to which we have the right to market certain ceiling light and fan fixtures displaying the GE brand. The Company and GE subsequently amended the License Agreement, including on April 17, 2013, August 13, 2014, September 25, 2018, May 2019 and December 1, 2020. The License Agreement imposes certain manufacturing and quality control conditions that we must maintain in order to continue to use the GE brand. The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable to the License Agreement; however, none were applicable as of December 31, 2021 and December 31, 2020.

On August 13, 2014, we entered into a second amendment to the License Agreement pertaining to our royalty obligations. Under the initial terms of the amendment, we agreed to pay to GE a minimum trademark license fee of $12.0 million by November 30, 2018 (the “Initial Royalty Obligation”) for the rights assigned in the original contract. The amendment provided that, if we did not pay to GE royalties equal to the Initial Royalty Obligation over the term of the License Agreement, we would owe the difference to GE in December 2018.

We are expanding our relationship with GE to collaborate on mutual capabilities, and in December 2020, we entered into the current amendment to the License Agreement. The amendments following the second amendment expanded our product range, including smart, and added additional global territory rights. The License Agreement has been extended for an additional five years and expires on November 30, 2023. Pursuant to the third amendment, entered into September 2018, the approximate remaining $10.0 million Initial Royalty Obligation that was due on November 30, 2018 was waived, and we agreed to pay GE an aggregate amount of $6.0 million, consisting of three annual installments of $2.0 million to be paid to GE in each of December 2018, 2019 and 2020. In December 2020, we entered into the current amendment, which restructured the royalty payment obligations due of approximately $4.4 million, plus $0.7 million in interest. We agreed to pay a total of $5.1 million to GE in quarterly installments through December 2023, including $100,000 due December 2020, an aggregate of $500,000 due in four equal installments in 2021, an aggregate of $1.2 million due in four equal installments in 2022 and an aggregate of $3.3 million due in four equal installments in 2023 (the “Minimum Payments”). In the event the Company receives significant funding rounds of at least $50.0 million in funding, it is required to use a portion of such funding to pay certain amounts to GE. The Minimum Payments will be in addition to the royalty payments made to GE during the respective year, as set forth below.

Royalty payments are due quarterly, using a December 1 – November 30 contract year and based upon the prior quarter’s sales. Royalty payments will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

The Company made principal payments of $500,000 plus royalty payments of $5,727 for the year ended December 31, 2021. The Company made principal payments of $100,000 plus royalty payments of $12,493 for the year ended December 31, 2020As of December 31, 2021 and 2020, the outstanding balance of the aggregate Minimum Payment was $3,838,000 and $4,338,000, respectively.

Minimum future payment obligations are approximately as follows:

Year	Minimum Obligation
2022	$1,200,000
2023	2,638,000
Total principal payments	$3,838,000

NOTE 7 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued interest, convertible notes	$92,919	$13,621
Accrued wages	429,167	345,000
	$522,086	$358,621

NOTE 8 INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2021, the Company had a net operating loss carryforward of approximately $65,468,815 available to offset future taxable income indefinitely. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

At December 31, 2020, the Company had a net operating loss carryforward of approximately $59,833,233 available to offset future taxable income indefinitely. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021 and 2020.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2021 and December 31, 2020 were approximately as follows:

	December 31
	2021	2020
Net operating loss carryforward	$65,468,815	$59,833,233
Gross Deferred Tax Assets	16,667,051	15,232,344
Less Valuation Allowance	(16,667,051)	(15,232,344)
Total Deferred Tax Assets – Net	$—	$—

The Company’s tax expense differs from the statutory tax expense for the years ended December 31, 2021 and December 31, 2020 and the reconciliation is as follows.

	2021	2020
Computed statutory tax benefit – Federal	$(1,171,879)	$(1,880,444)
Computed statutory tax benefit – State	(204,495)	(417,818)
Change in valuation allowance	1,376,374	2,298,262
	$—	$—

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible Notes due to Related Parties represent amounts provided to the Company from two directors and the Chief Executive Officer of the Company, as well as a greater than 5% investor. See Note 5 “e) Convertible Notes” for additional information regarding the convertible notes. As of December 31, 2021 and 2020, the outstanding balance on the Convertible Promissory Notes, associated with Related Party transactions was $1,250,000 and $1,250,000, respectively; plus accrued interest of $90,002 and $13,621, respectively.

Newbridge Securities Corporation

In October 2018, the Company entered into an investment banking agreement with Newbridge Securities Corporation, pursuant to which Newbridge Securities Corporation agreed to provide business development, consulting and advisory services, including capital raising and placement agency services, to the Company. This agreement is renewed periodically and remained in effect as of December 31, 2021; however, the agreement was terminated in January 2022. Leonard J. Sokolow, a member of the Company’s board of directors, is the Chief Executive Officer and President of Newbridge Financial, Inc. and Chairman of Newbridge Securities Corporation, its broker dealer subsidiary. In connection with entering into the agreement, the Company paid Newbridge Securities Corporation a $25,000 fee and agreed to issue shares of common stock equal to $50,000, which were paid as of December 31, 2020.

Pursuant to the agreement, the Company agreed to pay placement agent fees equal to 8.0% of the gross purchase price upon closing of sales of the Company’s equity securities and 4.0% upon closing of any line of credit, secured or unsecured term loan or other non-convertible debt facility arranged by Newbridge Securities Corporation for the Company. Upon the closing of any such equity or debt transaction, the Company agreed to issue to Newbridge Securities Corporation, or its permitted assigns, warrants to purchase: (i) in an equity transaction, 10% of the sum of (A) the number of shares of common stock issued by the Company and (B) the number of shares of common stock issuable by the Company upon the exercise or conversion of convertible securities issued; and (ii) in a debt transaction, 10% of the facility amount, divided by a per share price equal to the last equity, warrants or options issued by the Company at the time of closing. The agreement further provides, among other things, that such warrants will contain provisions providing for cashless exercise, price protection and piggyback registration rights and will not be callable or redeemable by the Company.

The agreement also provides for sales commission with respect to certain agreements, including territorial licenses, marketing agreements and commercial contracts. If the transaction is with an organization located, identified or introduced by Newbridge Securities Corporation, the Company is required to pay Newbridge Securities Corporation a $75,000 fee at closing, plus 1% of the net revenues received by the Company, payable quarterly during the contract’s term. If the Company requested Newbridge Securities Corporation assist with closing the transaction, the Company is required to pay Newbridge Securities Corporation a $50,000 fee at closing, plus 0.25% of the net revenues received by the Company, payable quarterly for the lesser of five years or the contract’s term.

Pursuant to the agreement, as of December 31, 2021, the Company has paid Newbridge Securities Corporation an aggregate of $609,472 in placement agent fees (not including expenses). In March 2021, effective as of December 31, 2020, the Company issued 10,000 shares to Newbridge Securities Corporation and its affiliates pursuant to the agreement, of which Newbridge Securities Corporation received 3,600 shares and Mr. Sokolow received 4,500 shares. In addition, on December 31, 2020, the Company issued three-year warrants to purchase an aggregate of up to 14,375 shares of common stock at an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company) (the “Newbridge Warrants”), including warrants to purchase up 5,674 shares and 4,469 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively. The Newbridge Warrants may be exercised, in whole or in part, at any time on or prior to December 31, 2023. Among other terms, the Newbridge Warrants provide for cashless exercise of the Newbridge Warrants if, after December 31, 2021, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Newbridge Warrants. In addition, the Newbridge Warrants contain certain piggyback registration rights, such that, if the Company registers any of its securities either for its own account or for the account of other security holders, the holders of the Newbridge Warrants are entitled to include their shares in the registration. Subject to certain exceptions, if the offering is being underwritten, the Company and the underwriters may limit the number of shares included in the underwritten offering if the underwriters believe that including such shares would adversely affect the offering.

The Company entered into an investment banking engagement agreement with Newbridge Securities Corporation in May 2021, pursuant to which Newbridge Securities Corporation agreed to provide certain corporate advisory services. The agreement had a 12 month term, during which the Company agreed to pay Newbridge Securities Corporation’s pre-approved expenses. The Company agreed to pay a $500,000 corporate advisory fee, in the form of restricted common stock, upon successful listing of the Company’s common stock on a U.S. national securities exchange. The number of shares issued was to be determined based on the initial offering price in the offering, and such shares would have been subject to a six-month lock-up provision. The Company would have been required to pay such fee if it successfully listed on an exchange during the term of the agreement or within nine months following expiration of the term.

The Company entered into a separate investment banking engagement agreement in May 2021 with Newbridge Securities Corporation relating to merger and acquisition services. The agreement has a 12 month term, which will be automatically extended on a month-to-month basis if negotiations or discussions are ongoing at the end of the term. The Company will pay Newbridge Securities Corporation’s pre-approved reasonable expenses during the term. Upon closing of a merger or acquisition transaction facilitated by Newbridge Securities Corporation, the Company will pay, in equity, a transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) of such transaction. The equity received will be subject to a six-month leak-out provision. The Company will be required to pay the transaction fee after expiration of the agreement or if the Company terminates the agreement without cause (as defined in the agreement), if the Company (i) completes a merger or acquisition transaction with a party identified by Newbridge Securities Corporation within 12 months of such termination or (ii) enters into an agreement contemplating a merger or acquisition with a party identified by Newbridge Securities Corporation during the term of the agreement or the following 12 months, which agreement is ultimately consummated.

Bridge Line Ventures

The Company and Bridge Line Ventures, LLC Series ST-1 (“Bridge Line Ventures”), the manager of which is Bridge Line Advisors, LLC, of which Leonard J. Sokolow, a member of the Company’s board of directors, is Chief Executive Officer and President, entered into the following stock purchase agreements during 2021(collectively, the “Bridge Line SPAs”):

●	Stock Purchase Agreement, dated February 26, 2021, as amended March 30, 2021, June 30, 2021 and August 31, 2021, pursuant to which Bridge Line Ventures purchased 25,373 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated March 30, 2021, as amended April 30, 2021, June 30, 2021 and August 31, 2021, pursuant to which Bridge Line Ventures purchased 37,500 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated April 30, 2021, as amended June 30, 2021 and August 31, 2021, pursuant to which Bridge Line Ventures purchased 2,084 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated June 30, 2021, as amended August 31, 2021, pursuant to which Bridge Line Ventures purchased 150,000 shares of common stock at a purchase price per share of $12.00.

●	Stock Purchase Agreement, dated August 31, 2021, pursuant to which Bridge Line Ventures purchased 16,667 shares of common stock at a purchase price per share of $12.00.

Gross proceeds from Bridge Line Ventures amounted to $2,779,464 during 2021.

Each of the Bridge Line SPAs contains substantially the same terms. Among other things, the Bridge Line SPAs contain anti-dilutive price protection measures, which apply for 24 months following the date of closing of the Bridge Line SPAs, subject to certain exceptions, and provide for certain piggyback registration rights, such that, subject to certain exceptions, including if the registration statement is for an initial public offering, if the Company registers any of its securities either for its own account or for the account of other security holders, Bridge Line Ventures is entitled to include its shares in the registration. Subject to certain exceptions, if the offering is being underwritten, the Company and the underwriters may limit the number of shares included in the underwritten offering if the underwriters believe that including such shares would adversely affect the offering. In addition, the Company may require Bridge Line Ventures agree to a six month lock-up of its shares following the effective date of the applicable registration statement.

The Bridge Line SPAs also contain a standstill provision pursuant to which Bridge Line Ventures agreed to certain restrictions related to the Company for three years following the effective date of each of the Bridge Line SPAs, including, among other things, prohibitions on, either alone or together with any other person, acquiring additional shares of the Company’s common stock or any of its assets, soliciting proxies or seeking representation on our board of directors, unless the Company agrees to such actions in writing.

In addition, on each of June 30, 2021 and August 31, 2021, pursuant to the Bridge Line SPAs, Bridge Line Ventures received a three-year warrant to purchase up to 214,957 and 16,667 shares of the Company’s common stock, respectively, at an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company) (the “Bridge Line Ventures Warrants”). The Bridge Line Ventures Warrants may be exercised, in whole or in part, at any time on or prior to June 30, 2024 or August 31, 2024, respectively. Among other terms, the Bridge Line Ventures Warrants provide for cashless exercise of the Bridge Line Ventures Warrants if, after June 30, 2022 or August 31, 2022, respectively, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Bridge Line Ventures Warrants. In addition, the Bridge Line Ventures Warrants contain certain piggyback registration rights, which are substantially the same as those provided in by the Bridge Line SPAs.

Other Options and Warrants

In June 2020, the Company issued a three-year volume warrant to purchase up to 1,125,000 shares of common stock to Strul Associates Limited Partnership, pursuant to a May 2016 private placement. The exercise price was $3.00 if exercised prior to June 1, 2021, $3.25 if exercised on or after June 1, 2021 and prior to June 1, 2022 and $3.50 if exercised on or after June 1, 2022 through June 1, 2023 (in each case, subject to adjustment, including in the event of certain subsequent equity sales by the Company). The warrant was exercisable in whole or in part at any time prior to or on June 1, 2023. In December 2020, Strul Associates Limited Partnership exercised the warrant in full and acquired an aggregate of 1,012,500 shares of common stock, including 675,000 shares of common stock for an aggregate purchase price of $2,025,000 and a net total of 337,500 shares of common stock pursuant to a cashless exercise of the remainder of the warrant.

In December 2021, Mr. Sokolow exercised an option to purchase 75,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share, and Mr. Shiff exercised an option to purchase 25,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share.

NOTE 10 STOCKHOLDERS’ DEFICIT

(A) Common Stock

For the years ended December 31, 2021 and 2020, the Company issued the following common stock:

Transaction Type	Qty Shares Issued	Qty Shares to be Issued	Valuation $ (Issued)	Valuation $ (To be Issued)	Range of Value Per Share
2020 Equity Transactions
Common stock issued per PPM	8,334	—	$100,009	$—	$12.00
Common stock issued per exercise of warrants	1,012,500	—	2,025,000	—	2.00
Common stock issued pursuant to director compensation policy	—	156,000	—	468,000	3.00
Common stock issued pursuant to chairman agreement	—	120,000	—	360,000	3.00
Common stock issued per employee agreement	214,000	30,000	642,000	90,000	3.00
Common stock issued per consulting agreement	6,834	90,158	72,508	270,474	3.54
Common stock issued to joint venture partner	333,333	—	999,999	—	3.00
Common stock issued per placement agreement, Newbridge	—	3,600	—	43,200	12.00
Common stock issued per placement agreement, contractors	—	6,400	—	76,800	12.00
Total 2020 Equity Transactions	1,575,001	406,158	$3,839,516	$1,308,474	$2.00 – 12.00

Transaction Type	Qty Shares Issued	Qty Shares to be Issued	Valuation $ (Issued)	Valuation $ (To be Issued)	Range of Value Per Share
2021 Equity Transactions
Common stock issued per PPM	896,837	—	$10,761,972	$—	$12.00
Common stock issued per PPM, Bridge Line Ventures	231,624	—	2,779,464	—	12.00
Common stock issued, exercise of options	50,000	—	130,000	—	2.60
Common stock issued, exercise of warrants	21,250	—	74,375	—	3.50
Common stock issued, pursuant to services provided	223,845	—	766,260	—	0.01-3.00
Common stock issued pursuant to director compensation policy	84,000	—	252,000	—	3.00
Conversion of preferred stock	200,000	—	50,000	—	0.25
Common stock issued for the cashless exercise of options	39,167	—	—	—	—
Stock issued to joint venture partner, interest expense	33,334	—	100,002	—	3.00
Total 2021 Equity Transactions	1,780,057	—	$14,914,073	$—	$0.01 – 12.00

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity:

Transaction Type	Quantity	Valuation	Value per Share
Preferred Stock Balance at December 31, 2020	13,456,936	$3,364,233	$0.25
2021 Preferred Stock redemptions	(200,000)	(50,000)	0.25
Preferred Stock Balance at December 31, 2021	13,256,936	$3,314,233	$0.25

In accordance with the August 2016 Elections, the Company has issued 13,456,936 shares of 6% Preferred Stock in exchange for Notes having a principal balance of $3,364,233. The Preferred Stock will be convertible upon the election of the holder thereof. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, in whole or in part, for USD $3.50 per share, provided that during such notice period the holder will continue to have the option and right to convert its shares of Preferred Stock into shares of Common Stock. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. For the years ended December 31, 2021 and 2020, the Company paid dividends in the amount of $129,456 and $130,206, respectively, to the Preferred Stock shareholders.

Redeemable preferred stock subject to redemption: $0 par value; 20,000,000 shares authorized; 13,256,936 and 13,456,936 at December 31, 2021 and 2020, respectively.

(C) Stock Options

The following is a summary of the Company’s stock option activity:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance, January 1, 2020	6,830,000	$2.02	5.81	$8,923,500
Exercised	(450,000)	4.78	—	(168,750)
Granted	6,329,500	.38	4.20	—
Forfeited	(55,000)	—	—	—
Balance, December 31, 2020	12,654,500	$3.28	4.25	$8,754,750
Exercised	(81,167)	2.60
Granted	1,278,849	9.16	4.36
Balance, December 31, 2021	13,852,182	3.87	4.17	5,990,800
Exercisable, December 31, 2021	12,597,658	$3.49	3.82	$5,979,200

The Company has issued, or the Company’s Board of Directors has authorized grants of, options, some of which have vested, to purchase shares of Common Stock through its 2015 Plan and/or 2018 Plan.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes. The range of inputs used by the Company are as follows:

During 2021, the Black-Scholes model calculations included stock price on the date of measurement ranging from $3.00 - $3.00, exercise price with a range of $3.00 - $12.00, a term ranging from 1.3 years to 1.3 years, computed volatility with a range of 34% to 34%, and a discount rate ranging from .09% to 2.49%.

During 2020, the Black-Scholes model calculations included stock price on the date of measurement ranging from $3.00 - $3.00, exercise price with a range of $3.00 - $12.00, a term ranging from 1.3 years to 7.5 years, computed volatility with a range of 34% to 82%, and a discount rate ranging from .09% to 2.49%.

The Company recognized the following compensation expense related to the vesting of options during 2021 and 2020:

Compensation expense related to vesting options	2021	2020
Options expense pursuant to chairman agreement	$128,649	$897,063
Options expense pursuant to director compensation policy	—	412,825
Option expense pursuant to executive compensation agreement	64,962	15,476
Option expense pursuant to employee and consulting agreement	151,160	840,083
	$344,771	$2,165,447

(D) Warrants Issued

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2019	1,618,040	$3.20
Issued	1,139,375	3.11
Exercised	(1,125,000)	—
Forfeited	(30,000)	—
Balance, December 31, 2020	1,602,415	$3.24
Issued	555,480	12.00
Exercised	(30,000)	—
Forfeited	—	—
Balance, December 31, 2021	2,127,895	$5.4

(E) 2015 Stock Plan

On April 27, 2015, the Board approved the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), and effective July 31, 2016, a majority of the Company’s shareholders approved the 2015 Plan. Under the 2015 Plan, the Board has the sole authority to implement, interpret, and/or administer the 2015 Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the 2015 Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the 2015 Plan to an officer of the Company. The 2015 Plan relates to the issuance of up to 5,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. Certain options to be granted to employees under the 2015 Plan are intended to qualify as Incentive Stock Options (“ISOs”) pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, while other options granted under the 2015 Plan will be nonqualified options not intended to qualify as Incentive Stock Options ISOs (“Nonqualified Options”), either or both as provided in the agreements evidencing the options described. The 2015 Plan was replaced by the 2018 Plan (as defined below).

(F) 2018 Stock Plan

On April 26, 2018, the Board approved the Company’s 2018 Stock Incentive Plan, which was amended and restated on each of August 30, 2019 and November 12, 2021 (the “2018 Plan”). Under the 2018 Plan, the Board has the sole authority to implement, interpret, and/or administer the 2018 Plan unless the Board delegates all or any portion of its authority to implement, interpret, and/or administer the 2018 Plan to a committee of the Board, or (ii) the authority to grant and administer awards under the 2018 Plan to an officer of the Company. The 2018 Plan relates to the issuance of up to 10,000,000 shares of Common Stock, subject to adjustment, and shall be effective for ten (10) years, unless earlier terminated. As of December 31, 2021, 4,172,818 shares of Common Stock were available for issuance (not granted) under the 2018 Plan. The November 2021 amendment and restatement increased the shares available for issuance under the 2018 Plan to 10,000,000.

NOTE 11 COMMITMENTS

(A) Operating Lease

In September 2020, the Company entered into a 12-month real property lease for office space at $2,175 per month. The Company expenses such payment as rent expense in the period incurred. In September 2021, the Company renewed its lease for another twelve months at $2,240 per month.

Minimum future rent obligations are approximately as follows:

Year	Minimum Obligation
2022	$20,162
Thereafter	—
$20,162

(B) Executive Employment Agreements

John P. Campi (Chief Executive Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with John Campi, its Chief Executive Officer and then-Chief Financial Officer (the “Campi Agreement”), which superseded Mr. Campi’s previous employment agreement effective September 1, 2016. The Campi Agreement provided for an initial term of one year, which expired August 31, 2020. The term may be, and has been, renewed by the mutual agreement of Mr. Campi and the Company. Subject to other customary terms and conditions of such agreements, the Campi Agreement provides that Mr. Campi will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; (ii) a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020; (iii) incentive compensation consisting of (a) a cash component, paid on an annual basis, equal to (x) 0.25% of the Company’s annual gross revenue and (y) 3.0% of the Company’s annual net income, and (b) a stock option component, consisting of five-year options to purchase shares of common stock in an amount equal to 0.5% of the Company’s quarterly net income, the exercise price of which will be determined at the time such options are granted. Mr. Campi is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of his duties.

Pursuant to the Campi Agreement, Mr. Campi may be terminated for “cause,” which is defined as an act of fraud, embezzlement, theft or neglect of or refusal to substantially perform the duties of his employment that is materially injurious to the financial condition or business reputation of the Company; a material violation of the Campi Agreement by Mr. Campi that is not cured within 30 days of written notice; and Mr. Campi’s death, disability or incapacity. Following the expiration of the initial term, the Campi Agreement may be terminated by the board of directors at its discretion, in which case Mr. Campi will receive a payment equal to 50% of his then-applicable annual base salary. In addition, Mr. Campi may terminate the Campi Agreement at his discretion by providing at least 30 days’ prior written notice to the Company.

In the event the Company is acquired, is the non-surviving entity in a merger or sells all or substantially all of its assets, the Campi Agreement will survive, and the Company will use its best efforts to ensure that the transferee or surviving company is bound by the provisions of the Campi Agreement. All shares granted will vest immediately.

Rani R. Kohen (Executive Chairman)

Effective September 1, 2019, the Company entered into an Executive Chairman Agreement with Rani R. Kohen (as amended, the “Chairman Agreement”) to serve as the Company’s Executive Chairman and Chairman of the board of directors, which superseded Mr. Kohen’s previous chairman agreement effective September 1, 2016. The Chairman Agreement provides that Mr. Kohen will serve for an initial term of three years and that the Chairman Agreement will automatically renew unless Mr. Kohen or the board of directors decide otherwise.

Subject to other customary terms and conditions of such agreements, the Chairman Agreement provides that Mr. Kohen will receive: (i) a base salary of $250,000 per year, which will be increased by the Company in the event the Company has a significant cash raise; (ii) annual equity compensation consisting of an option to purchase 340,000 shares of common stock at an exercise price of $6.00 per share, which will vest one year following the date of grant (subject to certain exceptions) and will have a five-year term; (iii) a sign-on bonus stock option to purchase 120,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on January 1, 2020 and has a five-year term; (iv) supplemental bonus compensation of stock options to purchase up to 6,000,000 shares of common stock at an exercise price ranging between $6.00 and $8.00 per share, determined based on the achievement of specified market capitalizations of the Company, as described further below, which will have a five-year term; (v) supplemental bonus compensation of stock options to purchase up to 4,000,000 shares of common stock at an exercise price ranging between $3.00 and $5.00 per share, determined based on the achievement of specified market capitalizations of the Company, as provided by the previous chairman agreement and described further below; and (vi) incentive compensation equal to 0.5% of the Company’s gross revenue, which will be paid in cash, stock and/or options on an annual basis.

Mr. Kohen is eligible for the following supplemental bonus compensation under the Chairman Agreement: (i) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $500.0 million, $1.0 billion, $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (iii) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. Mr. Kohen additionally remains eligible to receive the following supplemental bonus compensation, pursuant to the prior chairman agreement: (i) options to purchase 500,000 shares of common stock at $3.00 per share, upon the Company achieving each of the following market capitalizations: $300.0 million, $500.0 million and $750.0 million; (ii) options to purchase 500,000 shares of common stock at $4.00 per share, upon the Company achieving each of the following market capitalizations: $1.0 billion, $1.5 billion and $2.0 billion; and (iii) options to purchase 500,000 shares of common stock at $5.00 per share, upon the Company achieving each of the following market capitalizations: $2.5 billion and $3.0 billion. As of December 31, 2021, the following options have vested: (i) options to purchase 1.5 million shares at an exercise price of $3.00 per share, (ii) options to purchase 500,000 shares at an exercise price of $4.00 per share; and (iii) options to purchase 1.0 million shares at an exercise price of $6.00 per share.

Mr. Kohen is also entitled to receive a car allowance of $1,000 per month, reimbursement for cell phone costs and expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of his duties. In addition, in the event Mr. Kohen invents additional new products and applications for the Company, including products based on the Company’s existing intellectual property, Mr. Kohen will be entitled to receive additional compensation, which will be determined by the board of directors.

Pursuant to the Chairman Agreement, Mr. Kohen may be terminated for “cause,” which is defined as an act of fraud, embezzlement or theft; a material violation of the Chairman Agreement by Mr. Kohen that is not cured within 60 days of written notice; and Mr. Kohen’s death, disability or incapacity. During the initial term of the Chairman Agreement, if Mr. Kohen is terminated without cause, (i) the Company will pay Mr. Kohen an amount calculated by multiplying Mr. Kohen’s monthly salary at the time of such termination by the number of months remaining in the initial term; (ii) Mr. Kohen’s annual equity compensation will vest on a pro rata basis; and (iii) Mr. Kohen will receive full payment of all unpaid incentive compensation. Following the expiration of the initial term, the Chairman Agreement may be terminated by the board of directors at its discretion, in which case Mr. Kohen will receive full payment for all incentives and will be entitled to compensation for his invented products. Mr. Kohen may terminate the Chairman Agreement at his discretion by providing at least 90 days’ prior written notice to the Company. In the event Mr. Kohen’s employment is terminated by reason of his death, the Company will pay Mr. Kohen’s beneficiaries 12 months of Mr. Kohen’s base salary or Mr. Kohen’s base salary through the remainder of the year in which Mr. Kohen’s death occurs, whichever is greater, and all annual stock compensation, incentive compensation and supplemental bonus compensation due to Mr. Kohen will be bequeathed to his beneficiaries.

In the event the Company is acquired, is the non-surviving party in a merger or sells all or substantially all of its assets, the Chairman Agreement will not be terminated, and the Company will ensure that the transferee or surviving company is bound by the provisions of the Chairman Agreement. All shares granted and any other compensation will vest and be paid immediately.

Patricia Barron (Chief Operations Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer (the “Barron Agreement”), which superseded Ms. Barron’s previous employment agreement effective July 1, 2016. The Barron Agreement provided for an initial term of one year, which term may be, and has been, renewed by the mutual agreement of Ms. Barron and the Company. Subject to other customary terms and conditions of such agreements, the Barron Agreement provides that Ms. Barron will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; (ii) a sign-on bonus of a stock option to purchase 100,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020; and (iii) cash incentive compensation equal to 0.25% of the Company’s net revenue, payable on an annual or quarterly basis. Ms. Barron is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of her duties.

Pursuant to the Barron Agreement, Ms. Barron may be terminated for “cause,” which is defined as an act of fraud, embezzlement, theft or neglect of or refusal to substantially perform the duties of her employment that is materially injurious to the financial condition or business reputation of the Company; a material violation of the Barron Agreement by Ms. Barron that is not cured within 30 days of written notice; and Ms. Barron’s death, disability or incapacity. Following the expiration of the initial term, the Barron Agreement may be terminated by the board of directors at its discretion, in which case Ms. Barron will receive one month of her then-applicable annual base salary for every year of employment by the Company, as well as any unpaid incentive compensation. In addition, Ms. Barron may terminate the Barron Agreement at her discretion by providing at least 30 days’ prior written notice to the Company.

In the event the Company is acquired, is the non-surviving entity in a merger or sells all or substantially all of its assets, the Barron Agreement will survive, and the Company will use its best efforts to ensure that the transferee or surviving company is bound by the provisions of the Barron Agreement. All shares granted will vest immediately.

NOTE 12 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2021 and December 2020, two customers accounted for 100% and 88% of revenue, respectively.

At December 31, 2021 and 2020, one customer accounted for 100% of accounts receivable. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks existed at December 31, 2021. Generally, the Company does not require collateral or other securities to support its accounts receivable. All amounts were deemed collectible at December 31, 2021 and December 31, 2020 and accordingly, the Company had not incurred any bad debt expense at December 31, 2021 and December 31, 2020.

Major Vendors

The Company had two major vendors that accounted for approximately 95% of cost of sales, or $149,286 and $503,033, respectively, of cost of sales for the years ended December 31, 2021 and 2020. The Company expects to maintain this relationship with the vendors.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. The amount of uninsured deposits was $9,926,249 at December 31, 2021. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product Risks

The Company generates its income primarily from its proprietary-based technology and related products.

NOTE 13 LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations.

NOTE 14 SUBSEQUENT EVENTS

The Company generated net proceeds of approximately $20.5 million pursuant to the issuance of 1,650,000 shares of its common stock during February 2022 in connection with its initial public offering. Additionally, the Company granted to the underwriter a 30-day over-allotment option to purchase up to 247,500 shares of common stock and a warrant to purchase up to 132,000 shares of common stock at an exercise price of $18.20 per share. The warrant is exercisable after August 8, 2022 and expires in February 2027.

In connection with the initial public offering, holders of 8,200,000 shares of the Company’s Preferred Stock elected to convert their shares of Preferred Stock into common stock on a one-for-one basis. The Company issued 8,200,000 shares of common stock in exchange for the Preferred Stock in February 2022.

In addition, the initial public offering triggered anti-dilution provisions contained in certain securities purchase agreements and warrants entered into or issued by the Company. The Company issued an aggregate of 287,367 shares of common stock to investors in 2021 private placements and the exercise price of warrants held by such investors was adjusted to $9.80 per share, as compared to the initial exercise price of $12.00 per share.

