Form 10-Q
period 2022-03-31
SQL Technologies Corp.
filed 2022-05-09
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 80,747,256 shares of common stock, no par value per share, issued and outstanding.

SQL TECHNOLOGIES CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SQL Technologies Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies;
●	our ability to raise additional financing to support our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	the impact of the COVID-19 pandemic on our business and operations, including the potential impact on manufacturing operations in China;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain our license agreement with General Electric (“GE”);
●	our ability to maintain, protect and enhance our intellectual property;
●	the potential outcome of any legal proceedings;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to retain key executives and qualified personnel;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of the Russia-Ukraine conflict;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events, such as the COVID-19 pandemic;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Investors should refer to the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of other important factors, many of which are out of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

Part I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

SQL TECHNOLOGIES CORP.

Consolidated Balance Sheets

	(Unaudited) March 31, 2022	(Audited) December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27,568,114	$10,426,249
Inventory	918,651	918,651
Prepaid expenses and other assets	1,436,382	41,018
Total current assets	29,923,147	11,385,918

Other assets:
Furniture and equipment, net	207,240	25,710
Patents, net	576,182	540,033
Other assets	2,174	2,174
Total other assets	785,596	567,917

Total Assets	$30,708,743	$11,953,835

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$2,613,036	$1,029,336
Notes payable, current	405,040	404,648
Royalty obligation	1,725,000	1,200,000
Total current liabilities	4,743,076	2,633,984

Long term liabilities:
Notes payable	5,313,090	5,492,572
Convertible notes	1,300,000	1,300,000
Royalty obligation	1,813,000	2,638,000
Total long-term liabilities	8,426,090	9,430,572

Total liabilities	13,169,166	12,064,556

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 3,280,400 and 13,256,936 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	820,099	3,314,233

Stockholders’ Equity (Deficit):
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 79,217,056 and 66,295,288 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	107,595,436	70,880,386
Accumulated deficit	(90,875,958)	(74,269,898)
Total stockholders’ equity (deficit)	16,719,478	(3,389,512)
Non-controlling interest	—	(35,442)
Total equity (deficit)	16,719,478	(3,424,954)

Total Liabilities and Stockholders’ Equity (Deficit)	$30,708,743	$11,953,835

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue	$6,971	$100,185
Cost of revenues	(31,137)	(82,508)
Gross income (loss)	(24,166)	17,677
Selling, general and administrative expenses	11,921,943	867,680
Loss from operations	(11,946,109)	(850,003)
Other income / (expense)
Interest expense	(90,630)	(136,958)
Other income, loan forgiveness	178,250	-
Interest income	125	22
Total other (expense), net	87,745	(136,936)

Net loss	(11,858,364)	(986,939)
Common stock issued pursuant to antidilutive provisions	4,691,022	-
Preferred dividends	21,232	32,552
Net loss attributed to common shareholders	$(16,570,618)	$(1,019,491)

Net loss per share - basic and diluted	$(0.23)	$(0.02)

Weighted average number of common shares outstanding during the year – basic and diluted	72,818,108	64,559,562

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three months ended March 31,
	2022	2021

Shares of Common stock
Balance, beginning of period	66,295,288	64,515,231
Common stock issued pursuant to offerings	1,650,000	62,873
Common stock issued pursuant to services	448,409	35,000
Common stock issued pursuant to conversion of preferred stock	9,976,536	200,000
Common stock issued pursuant to exercise of options	200,000	-
Common stock issued pursuant to cashless exercise of warrants	311,750	21,250
Common stock issued pursuant to antidilutive provisions	335,073	-
Balance, end of period	79,217,056	64,834,354

Common stock and paid-in capital
Balance, beginning of period	$70,880,386	$56,197,957
Common stock issued pursuant to offerings	20,552,000	754,464
Common stock issued pursuant to services	5,717,010	101,250
Common stock issued pursuant to conversion of preferred stock	2,494,134	50,000
Stock-based compensation	3,050,883	86,193
Common stock issued pursuant to exercise of options	210,000	-
Common stock issued pursuant to antidilutive provisions	4,691,022	-
Balance, end of period	107,595,436	57,189,864

Accumulated Deficit
Balance, beginning of period	$(74,269,898)	$(68,410,028)
Net loss	(11,858,364)	(986,939)
Non-controlling interest	(35,442)	-
Common stock issued pursuant to antidilutive provisions	(4,691,022)	-
Preferred Dividends	(21,232)	(32,552)
Balance, end of period	(90,875,958)	(69,429,519)

Total stockholders’ Equity (Deficit)	$16,719,478	$(12,239,655)

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,858,364)	$(986,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,900	20,773
(Other income), loan forgiveness	(178,250)	-
Non-cash equity-based compensation expense	8,767,894	187,443

Change in operating assets and liabilities:

Prepaid expenses and other assets	(1,395,366)	(181,198)
Royalty obligation	(300,000)	(125,000)
Accounts payable and accrued expenses	1,583,700	320,826

Net cash used in operating activities	(3,358,486)	(764,095)

Cash flows from investing activities:
Purchase of property and equipment	(191,034)	-
Payment of patent costs	(48,544)	(54,625)
Net cash used in investing activities	(239,578)	(54,625)

Cash flows from financing activities:
Proceeds from common stock issuance	23,100,000	754,464
Placement cost	(2,548,000)	-
Proceeds from exercise of options	210,000	-
Proceeds from SBA - PPP notes payable	—	178,235
Proceeds from issuance of convertible notes	—	50,000
Dividends paid	(21,232)	(32,552)
Principal repayments of notes payable	(839)	-

Net cash provided by financing activities	20,739,929	950,147

Increase (decrease) cash and cash equivalents	17,141,865	131,427
Cash and cash equivalents at beginning of period	10,426,249	2,308,871
Cash and cash equivalents at end of period	$27,568,114	$2,440,298

Supplementary disclosure of non-cash financing activities:

Preferred stock conversion to common	$2,494,134	$50,000
Common stock issued pursuant to antidilutive provisions	4,691,022	—
Stock issuance, cashless exercise of warrants	—	74,375

Cash paid during the year for:
Interest	$90,630	$136,958

The accompanying notes are an integral part of the consolidated financial statements.

SQL Technologies Corp.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

SQL Technologies Corp., a Florida corporation (the “Company”), was originally organized in May 2004 as a limited liability company under the name of Safety Quick Light, LLC. The Company was converted to corporation on November 6, 2012. Effective August 12, 2016, the Company changed its name from “Safety Quick Lighting & Fans Corp.” to “SQL Technologies Corp.” The Company holds over 60 U.S. and global patents and patent applications and has received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), inclusion in the 2017 and 2020 National Electric Code (“NEC”) Code Book. The Company maintains offices in Johns Creek, Georgia, Pompano Beach, Florida, and Guangdong Province, China.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the Company’s significant accounting policies:

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional disclosures and accounting policies.

Reclassifications

For comparability, reclassifications of certain prior-year balances were made in order to confirm with current-year presentations, such as grouping of common stock and additional paid-in capital.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	March 31, 2022	December 31, 2021
Inventory, component parts	$918,651	$918,651

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three months ended March 31, 2022 and 2021, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Stock Warrants	1,079,895	2,127,895
Stock Options	32,711,682	13,852,182
Convertible Notes	86,668	86,668
Preferred stock	3,280,400	13,456,936
Total	37,158,645	29,523,681

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Machinery and equipment	$31,456	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	500,146	309,111
Leasehold improvements	30,553	30,553
Total	605,060	414,025
Less: accumulated depreciation	(397,820)	(388,315)
Total, net	$207,240	$25,710

Depreciation expense amounted to $9,505 and $12,174 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 4 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
Patents	$698,513	$649,969
Trademark	45,450	45,450
Less: accumulated amortization	(167,781)	(155,386)
Total, net	$576,182	$540,033

Amortization expense on intangible assets was $12,395 and $8,599 for the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth the estimated amortization expense for future periods:

2022	$37,186
2023	48,291
2024	47,334
2025	47,334
2026	47,334
2027 and thereafter	348,703
Total	$576,182

NOTE 5 DEBT

The following table presents the details of the principal outstanding:

	March 31, 2022	December 31, 2021
a) PPP1 Loan	$10,338	$11,193
b) PPP2 Loan	—	178,235
c) EIDL	150,000	150,000
d) Note payable	5,557,792	5,557,792
e) Convertible Notes	1,300,000	1,300,000
Total	$7,018,130	$7,197,220
Notes payable, current portion	405,040	404,648
Non-current term notes payable	$6,613,090	$6,792,572

As of March 31, 2022, the expected future principal payments for the Company’s debt are due as follows:

2022 –Remaining Period	$405,040
2023	406,770
2024	1,734,732
2025	3,032,903
2026	1,300,376
2027 and thereafter	138,309
Total	$7,018,130

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

The PPP1 Loan matures on April 13, 2025 and bears interest at a rate of 1.0% per annum, which is payable monthly. The note may be prepaid at any time prior to maturity with no prepayment penalties.

The loan obligation was $10,338 and $11,193 as of March 31, 2022 and December 31, 2021, respectively. Monthly principal and interest payments of $289 started in October 2021 with a maturity of April 13, 2025.

b) Second Paycheck Protection Program Loan - On February 3, 2021, the Company was granted a loan (the “PPP2 Loan”) under the Paycheck Protection Program Second Draw program in the aggregate amount of $178,235, pursuant to the Paycheck Protection Program under the CARES Act. The Company recognized the forgiveness as Other Income during the three months ended March 31, 2022, the period during which it was forgiven in full. As of December 31, 2021, the loan balance was $178,235.

c) EIDL Loan - On June 24, 2020, the Company received a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program. The principal amount of the EIDL Loan is $150,000. The EIDL Loan bears interest at the annual rate of 3.75% and matures in 2050. Additionally, the EIDL Loan is collateralized by certain of the Company’s property as specified within the security agreement.

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

e) Convertible Notes

	March 31, 2022	December 31, 2021
Convertible Notes, dated 9/23/2020	$250,000	$250,000
Convertible Notes, dated 11/10/2020	100,000	100,000
Convertible Notes, dated 10/30/2020	300,000	300,000
Convertible Notes, dated 11/3/2020	600,000	600,000
Convertible Notes, dated 01/13/2021	50,000	50,000
Total	$1,300,000	$1,300,000

Included in Convertible Notes are loans provided to the Company from two directors, an officer and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature in between November 2023 and January 2024 and bear interest at an annual rate of 6% , which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share.

Accrued interest on Convertible Notes was $112,814 and $92,919 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 6 GE ROYALTY OBLIGATIONS

On June 15, 2011, we entered into a license agreement with GE, pursuant to which we have the right to market certain ceiling light and fan fixtures displaying the GE brand. The license agreement, as amended, imposes certain manufacturing and quality control conditions that we must maintain in order to continue to use the GE brand. The License agreement is nontransferable and cannot be sublicensed.

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

The Company made principal payments of $300,000 plus royalty payments of $0 for the three months ended March 31, 2022. The Company made principal payments of $125,000 plus royalty payments of $51 for the same period ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the outstanding balance of the aggregate Minimum Payment was $3,538,000 and $3,838,000, respectively.

Minimum future payment obligations are approximately as follows:

Year	Minimum Obligation
2022, remaining period	$1,725,000
2023	1,813,000
Total principal payments	$3,538,000

NOTE 7 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued interest, convertible notes	$112,814	$92,919
Accrued wages	379,167	429,167
	$491,980	$522,086

NOTE 8 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible Notes due to Related Parties represent amounts provided to the Company from two directors and the Chief Executive Officer of the Company, as well as a greater than 5% investor. See Note 5 “e) Convertible Notes” for additional information regarding the convertible notes. The outstanding principal on the Convertible Promissory Notes, associated with Related Party transactions was $1,250,000 as of March 31, 2022 and December 31, 2021 and accrued interest of $109,097 and $90,002, respectively.

Bridge Line Ventures

The Company and Bridge Line Ventures, LLC Series ST-1 (“Bridge Line Ventures”), the manager of which is Bridge Line Advisors, LLC, of which Leonard J. Sokolow, a member of the Company’s board of directors, is Chief Executive Officer and President, entered into the following stock purchase agreements during the three month period ended March 31, 2021 (collectively, the “Bridge Line SPAs”):

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

Gross proceeds from Bridge Line Ventures amounted to $754,464 during the three-month period ended March 31, 2021.

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

Initial Public Offering

The Company issued 455,353 shares of its common stock to certain directors, officers and greater than 5% stockholders which generated gross proceeds of $6,374,942.

The Company issued 95,386 shares of its common stock to affiliates of certain directors and greater than 5% stockholders pursuant to certain anti-dilutive provisions during the three-month period ended March 31, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022.

NOTE 9 STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock

The Company issued the following common stock during the three months ended March 31, 2022 and 2021:

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options	200,000	210,000	$0.60 - 1.20
Common stock issued per exercise of warrants, cashless	311,750	—	—
Common stock issued, pursuant to services provided	448,409	5,717,010	12.00 - $13.57
Conversion of preferred stock	9,976,536	2,494,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	20,552,000	14.00
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.00

Transaction Type	Qty Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2021 Equity Transactions

Common stock issued per PPM, Bridge Line Ventures	62,873	754,464	12.00
Common stock issued, exercise of warrants	21,250	74,375	3.50
Common stock issued, pursuant to services provided	35,000	101,250	2.25
Conversion of preferred stock	200,000	50,000	0.25

The Company issued 335,073 shares of its common stock to certain stockholders pursuant to certain anti-dilutive provisions during the three-month period ended March 31, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022. The shares were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period, using the fair value of the shares at the date of issuance.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the three months ended March 31, 2022:

Transaction Type	Quantity	Valuation	Value per Share
Preferred Stock Balance at December 31, 2021	13,256,936	$3,314,233	$0.25
Preferred Stock redemptions	(9,976,536)	(2,494,134)	0.25
Preferred Stock Balance at March 31, 2022	3,280,400	820,099	$0.25

The Preferred Stock is convertible at the holder’s option. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, for USD $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. For the three months ended March 31, 2022 and 2021, the Company paid dividends in the amount of $21,232 and $32,552, respectively, to the Preferred Stock shareholders.

(C) Stock Options

The following is a summary of the Company’s stock option activity during the three month periods ended March 31, 2022 and 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	21,852,182	$3.87	4.17	$5,990,800
Exercised	(200,000)	1.20	-	-
Granted	11,724,500	13.09	-	-
Forfeited	(665,000)	-	-	-
Outstanding, March 31, 2022	32,711,682	$4.36	4.14	$345,090,982

Exercisable, March 31, 2022	8,982,557	$3.4	4.10	$203,781,741

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	12,654,500	$3.28	4.25	$8,754,750
Forfeited	(100,000)	-	-	-
Outstanding, March 31, 2021	12,554,500	$3.58	4.72	$350,397,290

Exercisable, March 31, 2021	8,097,658	$2.90	4.85	176,527,956

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes. The range of inputs used by the Company are as follows:

During the three-month period ended March 31, 2022, the Black-Scholes model calculations included stock price on the date of measurement ranging from $12.00 - $14.00, exercise price with a range of $12.00 - $14.00, a term of 5 years, expected volatility of 54%, and a discount rate ranging from 1.82 % to 1.96%.

During the three-month period ended March 31, 2021, the Black-Scholes model calculations included stock price on the date of measurement ranging from $3.00 - $3.00, exercise price with a range of $3.00 - $12.00, a term ranging from 1.3 years to 1.3 years, expected volatility of 34% , and a discount rate ranging from .09% to 2.49%.

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly-traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $4,196,100 (excluding certain market-based options which management cannot ascertain to have a probable outcome) at March 31, 2022 and it is expected to be recognized over a weighted-average period of 2.3 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during the three month periods ended March 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Issued	132,000	18.20
Exercised	(430,000)	—
Forfeited	(750,000)	—
Balance, March 31, 2022	1,079,895	$8.84

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2021	1,602,415	$3.24
Exercised	(21,250)	—

Balance, March 31, 2021	1,581,165	$3.28

NOTE 10 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2022 and 2021, one customer accounted for 100% of revenue, respectively.

At March 31, 2022 and December 31, 2021, one customer accounted for 100% of the Company’s accounts receivable. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks existed at March 31, 2022. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Vendors

The Company had two major vendors that accounted for 100% of cost of sales for the three months ended March 31, 2022 and 2021. The Company expects to maintain its relationship with the vendors.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. The amount of uninsured deposits was $27,152,133 at March 31, 2022. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product Risks

The Company generates its income primarily from its proprietary-based technology and related products.

NOTE 11 SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 9, 2022, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and in other filings with the Securities and Exchange Commission (the “SEC”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

Overview

We have a series of advanced-safe-smart platform technologies. Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced safe and quick universal installation methods, as well as advanced smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our second-generation technology is an all-in-one safe and smart advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. While we have developed and created working prototypes of our advanced and smart products, we are continuing to refine the product prototypes and expect to begin commercial manufacturing and marketing in the second half of 2022 for the advanced products and the smart universal power-plug, ceiling fans and lighting products and for the Smart Sky Platform. We hold over 60 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

On April 28, 2022, we entered into a sublease agreement, pursuant to which we agreed to sublease approximately 3,400 square feet of office space located on the 54th floor of Carnegie Hall Tower, located at 152 West 57th Street, New York, New York, at a fixed monthly base rent starting at $26,893 for the first year of the sublease. We plan to use the New York office space to support our general and administrative functions, sales and marketing, and business development. The sublease will commence upon the landlord signing a consent to the sublease agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,		Change Between the Months Ended March 31,
	2022	2021	2022	2021
Revenue	$6,971	$100,185	$(93,214)	(93.0)%
Cost of revenues	(31,137)	(82,508)	(51,371)	(62.3)%
Gross (loss) income	(24,166)	17,677	(41,843)	(236.7)%
Selling, general and administrative expenses	11,921,943	867,680	11,054,263	NM
Loss from operations	(11,946,109)	(850,003)	11,096,106	NM
Other income / (expense)
Interest expense	(90,630)	(136,958)	(46,328)	(33.8)%
Other income, loan forgiveness	178,250	-	178,250	NM
Interest income	125	22	103	463.6%
Total other income (expense), net	87,745	(136,936)	244,681	NM %
Net loss	(11,858,364)	(986,939)	10,871,425	NM

NM: Not meaningful

Revenue

The decrease in revenues was directly related to the planned reduction of discontinued inventory as we continued to shift our focus to the development of our new patented “Smart” platforms and technologies. During 2022 and 2021, we opted to sell through our existing inventory of discontinued products to facilitate our planned transition into our new patented product lines.

Cost of Revenues

The cost of revenues consists primarily of inspection fees related to certain certifications. Revenues are mostly derived from the sale of a small number of replacement parts and standard canopy kits. The inventory and related costs of such products are not significant and are not reflected on our balance sheet nor in the cost of revenues. The reduction in cost of revenues was related to the decrease in sales, which resulted from our decision to discontinue our old products and transition to our patented “Smart” platforms and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of an allocation of product development, sales, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including non-cash equity-based compensation

The increase in selling, general, and administrative expenses during the three months ended 2022 when compared to the prior year period was primarily due to the following:

●	Increase of $8.6 million related to stock-based compensation which is primarily due to a greater number of shares of common stock issued and options granted for services during the three-month ended March 31, 2022 when compared to the prior year period;
●	Increase of $1.5 million related to marketing programs and product development in anticipation of the launch of our product offerings;
●	Increase in other spending related to support of planned scope of operations.

Other Income (Expense)

The decrease in interest expense in the three months ended March 31, 2022 when compared to the prior year period resulted from the lower interest bearing rate associated from the conversion of the Company’s line of credit to secured notes payable at the end of fiscal 2021.

The increase in other income loan forgiveness during the three months ended March 31, 2022 when compared to the prior year period was the forgiveness of a PPP loan during the three months ended March 31, 2022, which did not occur during the same period in 2021.

Liquidity and Capital Resources

As we develop our revenue base, we have raised additional funds through the sale of our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million. We believe that our existing cash will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the continuing market adoption of our platforms. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Three-months period ended March 31, 2022:

We had $28 million in cash and cash equivalents as of March 31, 2022.

We used $3.4 million in our operating activities which consists of a net loss of $12 million adjusted for the following:

●	Stock-based compensation of $8.8 million.
●	Increase in prepaid assets of $1.4 million and a commensurate increase of accounts payable which will be substantially recognized and paid during fiscal 2022.

We used $240,000 in investing activities which were primarily capital expenditures.

We generated $21 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of common stock pursuant to our initial public offering.

Three-months period ended March 31, 2021:

We had $2.4 million in cash and cash equivalents as of March 31, 2021.

We used $800,000 in our operating activities which consists of a net loss of $1.0 million adjusted for the following:

●	Stock-based compensation of $190,000;
●	Increase in prepaid assets of $180,000 and an increase of accounts payable of $320,000 which were recognized and paid during fiscal 2021.

We used $55,000 in investing activities which were primarily related to patents.

We generated $1.0 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of common stock pursuant to a private placement of $800,000.

A majority of our sales do not require us to take delivery of inventory. Production of the Sky technology and products will commence upon receipt of FOB (free on board) purchase contracts from customers. Upon the completion of each purchase contract, the finished products will be transported from the manufacturer directly to the designated destination, upon which the products become the property of the customer.

Future Impact of COVID-19

The negative impact of the COVID-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of COVID-19 on our future business. As of March 31, 2022, we had no material assets that would be subject to impairment or change in valuation due to COVID-19.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022 and December 31, 2021, we believe the amounts reported for cash, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings or arbitration proceedings currently pending against our Company. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-Q, we were not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in such report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following is a summary of issuances of unregistered securities during the quarter ended March 31, 2022: 248,500 shares of common stock were issued to employees, consultants and advisors pursuant to various employment, advisory and consulting agreements; 9,976,536 shares of common stock were issued pursuant to the conversion of 9,976,536 shares of Series A Convertible Preferred Stock, no par value; 335,073 shares of common stock were issued pursuant to anti-dilution provisions set forth in the terms of stock purchase agreements entered into during 2019 through 2021; five-year options to purchase 1,140,000 shares of common stock and five-year performance-based options to purchase 10,000,000 shares of common stock upon achieving certain Company valuations, were granted pursuant to an employment agreement; 200,000 shares of common stock were issued pursuant to the exercise of options granted under our 2015 Stock Incentive Plan at exercise prices ranging from $0.60 to $1.80 per share; and 311,750 shares of common stock were issued pursuant to exercise of warrants with an exercise price of $3.30 per share.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans.

Use of Proceeds

On February 14, 2022, we completed our initial public offering. We received approximately $20.5 million in net proceeds after deducting underwriting discounts and commissions of $1.8 million and offering expenses of approximately $700,000. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 9, 2022, between the Company and The Benchmark Company, LLC, as Representative of the Underwriter (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	First Amended and Restated Bylaws of the Company (effective February 9, 2022) (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
4.1	Representative’s Warrant, dated February 9, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.1*	2021 Stock Incentive Plan (effective February 9, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.2*	Form of Nonqualified Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.3*	Form of Incentive Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.4*	Form of Restricted Shares Award Agreement (2021 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.5*	Executive Chairman Agreement, effective as of January 1, 2022, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.6*	Executive Employment Agreement, effective as of January 1, 2022, between the Company and Marc-Andre Boisseau (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.7	Termination Agreement, dated January 7, 2022, between the Company and Newbridge Securities Corporation (incorporated herein by reference to Exhibit 10.47 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.8+†	Sublease Agreement, executed as of April 28, 2022, by and between SQL Technologies Corp. and Sicart Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SQL TECHNOLOGIES CORP.

Date:	May 9, 2022	By:	/s/ John P. Campi
John P. Campi, Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

