Form 10-Q
period 2022-06-30
SKYX Platforms Corp.
filed 2022-08-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-41276

SKYX Platforms Corp.

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

As of [July 29, 2022], the registrant had [81,107,486] shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have been, and may further be, exacerbated by the COVID-19 pandemic, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies;
●	our ability to raise additional financing to support our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	the impact of the COVID-19 pandemic on our business and operations, including the potential impact on manufacturing operations in China;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain our license agreement with General Electric (“GE”);
●	our ability to maintain, protect and enhance our intellectual property;
●	the potential outcome of any legal proceedings;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to retain key executives and qualified personnel;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of the governmental regulations, geopolitical conflicts, inflation, supply chain constraints and shortages, including availability of affordable electronic microchips;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events, such as the COVID-19 pandemic;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

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

Part I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

SKYX Platforms Corp.

Consolidated Balance Sheets

	(Unaudited) June 30, 2022	(Audited) December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,682,674	$10,426,249
Inventory	1,253,194	918,651
Prepaid expenses and other assets	1,020,624	41,018
Total current assets	26,956,492	11,385,918

Other assets:
Furniture and equipment, net	266,260	25,710
Patents, net	597,850	540,033
Right-of-use asset	1,384,641	—
Other assets	163,533	2,174
Total other assets	2,412,284	567,917

Total Assets	$29,368,776	$11,953,835

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$2,298,579	$1,029,336
Notes payable, current	403,567	404,648
Operating lease liabilities	241,362	—
Royalty obligation	2,250,000	1,200,000
Total current liabilities	5,193,508	2,633,984

Long term liabilities:
Notes payable	5,313,739	5,492,572
Operating lease liabilities	1,187,402	—
Convertible notes	1,300,000	1,300,000
Royalty obligation	988,000	2,638,000
Total long-term liabilities	8,789,141	9,430,572

Total liabilities	13,982,649	12,064,556

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 1,880,400 and 13,256,936 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	470,099	3,314,233

Stockholders’ Equity (Deficit):
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 81,053,486 and 66,295,288 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	110,444,367	70,880,386
Accumulated deficit	(95,528,339)	(74,269,898)
Total stockholders’ equity (deficit)	14,916,028	(3,389,512)
Non-controlling interest	—	(35,442)
Total equity (deficit)	14,916,028	(3,424,954)

Total Liabilities and Stockholders’ Equity (Deficit)	$29,368,776	$11,953,835

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$7,389	$—	$14,360	$100,185
Cost of revenues	(6,122)	—	(11,762)	(82,508)
Gross income (loss)	1,267	—	2,598	17,677
Selling, general and administrative expenses	4,565,087	962,330	16,512,528	1,830,010
(Loss) from operations	(4,563,820)	(962,330)	(16,509,930)	(1,812,333)
Other income / (expense)
Interest expense, net	(81,917)	(144,171)	(172,421)	(281,107)
Other income, Loan forgiveness	—	—	178,250	—
Gain on debt forgiveness (license)	—	7,886	—	7,886

Total other income (expense), net	(81,917)	(136,285)	5,829	(273,221)

Net loss	(4,645,737)	(1,098,615)	(16,504,101)	(2,085,554)
Common stock issued pursuant to antidilutive provisions	—	—	4,691,022	—
Preferred dividends	6,645	32,552	27,876	65,103
Net loss attributed to common shareholders	$(4,652,382)	$(1,131,167)	$(21,222,999)	$(2,150,657)

Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.22)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	80,575,955	64,848,938	76,718,462	64,705,049

The accompanying notes are an integral part of the consolidated financial statements

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2022	2021	2022	2021

Shares of common stock
Balance, beginning of period	79,217,056	64,834,354	66,295,288	64,515,231
Common stock issued pursuant to offerings	-	152,084	1,650,000	214,957
Common stock issued pursuant to services	94,540	20,000	542,949	55,000
Common stock issued pursuant to conversion of preferred stock	1,400,000	-	11,376,536	200,000
Common stock issued pursuant to exercise of options	236,890	-	436,890	-
Common stock issued pursuant to cashless of warrants	105,000	-	416,750	21,250
Common stock issued pursuant to antidilutive provisions	-	-	335,073	-
Balance, end of period	81,053,486	65,006,438	81,053,486	65,006,438

Common stock and paid-in capital
Balance, beginning of period	$107,595,436	$57,189,864	$70,880,386	$56,197,957
Common stock issued pursuant to offerings	-	1,825,000	20,552,000	2,579,464
Common stock issued pursuant to services	450,216	63,750	6,167,226	165,000
Common stock issued pursuant to conversion of preferred stock	350,000	-	2,844,134	50,000
Stock-based compensation	1,976,090	86,193	5,026,974	172,386
Common stock issued pursuant to exercise of options	72,625	-	282,625	-
Common stock issued pursuant to antidilutive provisions	-	-	4,691,022	-
Balance, end of period	$110,444,367	$59,164,807	$110,444,367	$59,164,807

Accumulated Deficit
Balance, beginning of period	$(90,875,958)	$(69,429,519)	$(74,269,898)	$(68,410,028)
Net loss	(4,645,737)	(1,098,615)	(16,504,101)	(2,085,554)
Non-controlling interest	-	-	(35,442)	-
Common stock issued pursuant to antidilutive provisions	-	-	(4,691,022)	-
Preferred dividends	(6,644)	(32,551)	(27,876)	(65,103)
Balance, end of period	$(95,528,339)	$(70,560,685)	$(95,528,339)	$(70,560,685)

Total Stockholders’ Equity (Deficit)	$14,916,028	$(11,395,878)	$14,916,028	$(11,395,878)

The accompanying notes are an integral part of the consolidated financial statements

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,504,101)	(2,085,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,988	42,061
(Other income), loan forgiveness	(178,250)	—
Non-cash equity-based compensation expense	11,194,200	337,386

Change in operating assets and liabilities:
Inventory	(334,543)	—
Prepaid expenses and other assets	(979,607)	(61,335)
Right-to-use assets	44,124	—
Other assets	(161,358)	—
Royalty obligation	(600,000)	(250,000)
Accounts payable and accrued expenses	1,269,243	212,553

Net cash used in operating activities	(6,203,304)	(1,804,889)

Cash flows from investing activities:
Purchase of property and equipment	(262,748)	—
Payment of patent costs	(82,608)	(86,887)
Net cash used in investing activities	(345,356)	(86,887)

Cash flows from financing activities:
Proceeds from common stock issuance	23,100,000	2,579,464
Placement cost	(2,556,000)	—
Proceeds from exercise of options	290,625	—
Proceeds from SBA - PPP notes payable	—	178,235
Proceeds from issuance of convertible notes	—	50,000
Dividends paid	(27,876)	(65,103)
Principal repayments of notes payable	(1,664)	—

Net cash provided by financing activities	20,805,085	2,742,596

Increase in cash and cash equivalents	14,256,425	850,820
Cash and cash equivalents at beginning of period	10,426,249	2,308,871
Cash and cash equivalents at end of period	$24,682,674	3,159,691

Supplementary disclosure of non-cash financing activities:

Preferred stock conversion to common	$2,844,134	50,000
Common stock issued pursuant to antidilutive provisions	4,691,022	—
Cashless exercise of warrants	—	74,375

Cash paid during the year for:
Interest	$183,929	281,141

The accompanying notes are an integral part of the consolidated financial statements

SKYX Platforms Corp.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

SKYX Platforms Corp., a Florida corporation (the “Company”), was originally organized in May 2004.

The Company holds over 60 U.S. and global patents and patent applications and has received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), inclusion in the 2017 and 2020 National Electric Code (“NEC”) Code Book. The Company maintains offices in Johns Creek, Georgia, Pompano Beach, Florida, New York City, and Guangdong Province, China.

The Company has a series of advanced-safe-smart platform technologies. The Company’s first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology, eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years the Company has expanded the capabilities of its power-plug product, to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. The Company’s second-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the Company’s significant accounting policies:

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional disclosures and accounting policies.

Reclassifications

For comparability, reclassifications of certain prior-year balances were made in order to conform with current-year presentations, such as grouping of common stock and additional paid-in capital and certain expenses initially included in cost of revenues were reclassified to sales and general and administrative expenses.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	June 30, 2022	December 31, 2021
Inventory, component parts	$1,253,194	$918,651

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three and six months ended June 30, 2022 and 2021, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Stock Warrants	939,895	1,796,122
Stock Options	33,124,982	20,752,182
Convertible Notes	86,668	86,668
Preferred stock	1,880,400	13,256,936
Total	36,031,945	35,891,908

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Machinery and equipment	$67,419	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	535,896	309,111
Leasehold improvements	30,553	30,553
Total	676,773	414,025
Less: accumulated depreciation	(410,513)	(388,315)
Total, net	$266,260	$25,710

Depreciation expense amounted to $22,198 and $22,504 for the six months ended June 30, 2022 and 2021, respectively, and $12,693 and $10,331 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 4 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
Patents	$732,577	$649,969
Trademark	45,450	45,450
Less: accumulated amortization	(180,177)	(155,386)
Total, net	$597,850	$540,033

Amortization expense on intangible assets was $24,791 and $19,557 for the six months ended June 30, 2022 and 2021, respectively, and $12,395 and $10,958 for the three months ended June 30, 2022 and 2021, respectively.

The following table sets forth the estimated amortization expense for future periods:

2022	$25,296
2023	50,562
2024	49,605
2025	49,605
2026	49,605
2027 and thereafter	373,177
Total	$597,850

NOTE 5 DEBT

The following table presents the details of the principal outstanding:

	June 30, 2022	December 31, 2021
a) PPP1 Loan	$9,514	$11,193
b) PPP2 Loan	—	178,235
c) EIDL	150,000	150,000
d) Note payable	5,557,792	5,557,792
e) Convertible Notes	1,300,000	1,300,000
Total	$7,017,306	$7,197,220
Notes payable, current portion	403,567	404,648
Non-current term notes payable	$6,613,739	$6,792,572

As of June 30, 2022, the expected future principal payments for the Company’s debt are due as follows:

2022 –Remaining Period	$403,567
2023	405,931
2024	1,735,587
2025	3,032,903
2026	1,300,376
2027 and thereafter	138,942
Total	$7,017,306

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

The loan obligation was $9,514 and $11,193 as of June 30, 2022 and December 31, 2021, respectively. Monthly principal and interest payments of $289 started in October 2021 with a maturity of April 13, 2025.

b) Second Paycheck Protection Program Loan - On February 3, 2021, the Company was granted a loan (the “PPP2 Loan”) under the Paycheck Protection Program Second Draw program in the aggregate amount of approximately $178,000, pursuant to the Paycheck Protection Program under the CARES Act. The Company recognized the forgiveness as Other Income during the six months ended June 30, 2022, the period during which it was forgiven in full. As of December 31, 2021, the loan balance was approximately $178,000.

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

e) Convertible Notes

	June 30, 2022	December 31, 2021
Convertible Notes, dated 9/23/2020	$250,000	$250,000
Convertible Notes, dated 11/10/2020	100,000	100,000
Convertible Notes, dated 10/30/2020	300,000	300,000
Convertible Notes, dated 11/3/2020	600,000	600,000
Convertible Notes, dated 01/13/2021	50,000	50,000
Total	$1,300,000	$1,300,000

Included in Convertible Notes are loans provided to the Company from two directors, an officer and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature between September 2023 and January 2024 and bear interest at an annual rate of 6%, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15 per share.

Accrued interest on Convertible Notes was $132,708 and $92,919 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 6 LEASE OBLIGATION

The Company leases office and showroom space pursuant to a sublease that expires in February 2027. In April 2022, the Company entered into the sublease and as a result recognized a right-of-use asset and a liability of $1,428,764.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 5% to determine the present value of the lease payments at the measurement date.

Supplemental information related to the lease and future minimum lease payments as of June 30, 2022 are as follows:

June 30, 2022
Cash paid for operating lease liabilities	$27,813
Right-of-use assets obtained in exchange for new operating lease obligations	1,428,764
Remaining lease term, months	58
Discount rate	5%
Fixed rent payment	$26,893
Lease – Depreciation expense	$44,124

2022 –Remaining Period	$94,732
2023	279,809
2024	304,227
2025	330,198
2026	357,840
2027	61,958
Total	$1,428,764

NOTE 7 GE ROYALTY OBLIGATIONS

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

On August 13, 2014, we entered into a second amendment to the license agreement pertaining to our royalty obligations. Under the initial terms of the amendment, we agreed to pay to GE a minimum trademark license fee of $12 million by November 30, 2018 (the “Initial Royalty Obligation”) for the rights assigned in the original contract. The amendment provided that, if we did not pay to GE royalties equal to the Initial Royalty Obligation over the term of the license agreement, we would owe the difference to GE in December 2018.

We are expanding our relationship with GE to collaborate on mutual capabilities, and in December 2020, we entered into the current amendment to the license agreement. The amendments following the second amendment expanded our product range, including smart, and added additional global territory rights. The license agreement has been extended for an additional five years and expires on November 30, 2023. Pursuant to the third amendment, entered into September 2018, the approximate remaining $10 million Initial Royalty Obligation that was due on November 30, 2018 was waived, and we agreed to pay GE an aggregate amount of $6 million, consisting of three annual installments of $2 million to be paid to GE in each of December 2018, 2019 and 2020. In December 2020, we entered into the current amendment, which restructured the royalty payment obligations due of approximately $4.4 million, and $0.7 million in interest. We agreed to pay a total of $5.1 million to GE in quarterly installments through December 2023, including $100,000 due December 2020, an aggregate of $500,000 due in four equal installments in 2021, an aggregate of $1.2 million due in four equal installments in 2022 and an aggregate of $3.3 million due in four equal installments in 2023 (the “Minimum Payments”).

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

The Company made principal payments of $600,000 and $250,000. As of June 30, 2022 and December 31, 2021, the outstanding balance of the aggregate Minimum Payment was $3,238,000 and $3,838,000, respectively.

Minimum future payment obligations are approximately as follows:

Year	Minimum Obligation
2022, remaining period	$2,250,000
2023	988,000
Total principal payments	$3,238,000

NOTE 8 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued interest, convertible notes	$132,708	$92,919
Accrued wages	435,417	429,167
	$568,125	$522,086

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible Notes due to Related Parties represent amounts provided to the Company from two directors and the Chief Executive Officer of the Company, as well as a greater than 5% investor. See Note 5 “e) Convertible Notes” for additional information regarding the convertible notes. The outstanding principal on the Convertible Promissory Notes, associated with Related Party transactions was $1,250,000 as of June 30, 2022 and December 31, 2021 and accrued interest of $128,192 and $90,002, respectively.

Bridge Line Ventures

The Company and Bridge Line Ventures, LLC Series ST-1 (“Bridge Line Ventures”), the manager of which is Bridge Line Advisors, LLC, of which Leonard J. Sokolow, a member of the Company’s board of directors, is Chief Executive Officer and President, entered into the following stock purchase agreements during the six month period ended June 30, 2021 (collectively, the “Bridge Line SPAs”):

●	Stock Purchase Agreements, as amended, pursuant to which Bridge Line Ventures purchased 214,957 shares of common stock and warrants at a purchase price per share of $12 during the six-months ended June 30, 2021.

Gross proceeds from Bridge Line Ventures amounted to $2,579,464 during the six-month period ended June 30, 2021.

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

Initial Public Offering

The Company issued 455,353 shares of its common stock to certain directors, officers and greater than 5% stockholders which generated gross proceeds of $6,374,942 during the six-month ended June 30, 2022.

The Company issued 95,386 shares of its common stock to affiliates of certain directors and greater than 5% stockholders pursuant to certain anti-dilutive provisions during the six-month period ended June 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022.

NOTE 10 STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock

The Company issued the following common stock during the six months ended June 30, 2022 and 2021:

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options	436,890	$282,625	$0.10-3.00
Common stock issued per exercise of warrants, cashless	416,750	—	—
Common stock issued, pursuant to services provided	542,949	6,167,226	2.00 – 14.00
Conversion of preferred stock	11,376,536	2,844,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	23,100,000	14.00
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.00

Transaction Type	Qty Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2021 Equity Transactions

Common stock issued per PPM, Bridge Line Ventures	214,957	2,579,464	12.00
Common stock issued, exercise of warrants	21,250	172,386	3.50
Common stock issued, pursuant to services provided	55,000	165,000	2.25
Conversion of preferred stock	200,000	50,000	0.25

The Company issued 335,073 shares of its common stock to certain stockholders pursuant to certain anti-dilutive provisions during the six-month period ended June 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022. The fair value of the shares at the date of issuance were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the six months ended June 30, 2022 and 2021:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2021	13,256,936	$3,314,233	$0.25
Preferred Stock redemptions	(11,376,536)	(2,844,134)	0.25
Preferred Stock Balance at June 30, 2022	1,880,400	470,099	$0.25

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2020	13,456,936	$3,364,233	$0.25
2021 Preferred Stock redemptions	(200,000)	(50,000)	0.25
Preferred Stock Balance at June 30, 2021	13,256,936	$3,314,233	$0.25

The Preferred Stock is convertible at the holder’s option. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, for $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. For the six months ended June 30, 2022 and 2021, the Company paid dividends in the amount of $27,876 and $65,103, respectively, to the Preferred Stock shareholders.

(C) Stock Options

The following is a summary of the Company’s stock option activity during the six-month periods ended June 30, 2022 and 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	21,927,182	$3.36	4.07	$5,990,800
Exercised	(481,250)	1.34	—	—
Granted	13,372,500	11.92	—	—
Forfeited	(1,693,750)	—	—	—
Outstanding, June 30, 2022	33,124,982	$7.70	3.86	$2,802,488

Exercisable, June 30, 2022	23,313,995	$5.96	3.34	$2,952,013

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	13,492,682	$3.28	4.25	$8,754,750
Granted	7,259,500	6.46	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2021	20,752,182	$4.57	4.48	$636,912,928

Exercisable, June 30, 2021	16,242,658	$4.06	4.51	481,595,644

The range of inputs used by the Company to determine the fair value of options are as follows:

During the six-month period ended June 30, 2022, the Black-Scholes model calculations included stock price on the date of measurement ranging from $2.00 - $14.00, exercise price with a range of $0.10 - $14.00, a term of 5 years, expected volatility range of 40% -54%, and a discount rate ranging from 1.37 % to 1.96%.

During the six-month period ended June 30, 2021, the Black-Scholes model calculations included fair value of underlying shares at measurement date and exercise price ranging between $3.00 - $12.00, a term ranging from 1.3 years to 5.0 years, expected volatility range of 25%-30%, and a discount rate ranging from .09% to 2.49%.

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $3,193,133 (excluding certain market-based options which management cannot ascertain to have a probable outcome) at June 30, 2022 and it is expected to be recognized over a weighted-average period of 2.3 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during the six-month periods ended June 30, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Issued	132,000	18.20
Exercised	(535,000)	—
Forfeited	(785,000)	—
Balance, June 30, 2022	939,895	$9.66

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2021	1,602,415	$3.23
Issued	214,957	12.00
Exercised	(21,250)	—
Forfeited/Cancelled	—	—
Balance, June 30, 2021	1,796,122	$3.24

NOTE 11 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2022 and 2021, one customer accounted for 100% of revenues.

At June 30, 2022 and December 31, 2021, one customer accounted for 100% of the Company’s accounts receivable. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks existed at June 30, 2022. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Vendors

The Company had two major vendors that accounted for 100% of cost of sales for the six months ended June 30, 2022 and 2021. The Company expects to maintain its relationship with the vendors.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. The amount of uninsured deposits was $24,378,578 at June 30, 2022. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product Risks

The Company generates its income primarily from its proprietary-based technology and related products.

NOTE 12 SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2022, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our second-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. While we have developed and created working prototypes of our advanced and smart products, we are continuing to refine the product prototypes and expect to begin commercial manufacturing and marketing in the second half of 2022 for the advanced products and the smart universal power-plug, ceiling fans and lighting products and for the Smart Sky Platform. We hold over 60 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

We believe our total addressable market in the United States exceeds $500 billion, based on the Company’s internal calculations derived from the estimation of the total target user pool, projected average selling price, and projected units per household. We believe there are billions of installations of light and other electrical fixtures globally. Our estimates of the addressable market for our products may prove to be incorrect. The projected demand for our products could materially differ from actual demand. Even if the total addressable market for our products is as large as we have estimated and even if we are able to gain market awareness and acceptance, we may not be able to penetrate the existing market to capture additional market share.

On April 28, 2022, we entered into a sublease agreement, pursuant to which we agreed to sublease approximately 3,400 square feet of office space located on the 54th floor of Carnegie Hall Tower, located at 152 West 57th Street, New York, New York, at a fixed monthly base rent starting at $26,893 for the first year of the sublease. The New York office space supports our general and administrative functions, sales and marketing, and business development.

Inflation and related risk of recession has increased during the periods covered by this Form 10-Q and is expected to continue to increase during the near future. Inflationary factors, such as increases in interest rates, government regulations, supply and overhead costs and transportation costs, may adversely affect our operating results and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the foreseeable future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with government regulations, and ongoing and potential geopolitical conflicts, employee availability and wage increases.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2022 and 2021

Unaudited Consolidated Operating Results

	For the Three Months Ended				For the Six Months Ended
			Increase/	Increase/			Increase/	Increase/
	June 30,	June 30,	(Decrease)	Decrease	June 30,	June 30,	(Decrease)	Decrease
	2022	2021	$	%	2022	2021	$	%

Revenues	$7,389	$-	$7,389	NM	$14,360	$100,185	$(85,825)	-86%

Cost of revenues	6,122	-	6,122	NM	11,762	82,508	(70,746)	-86%

Gross income	1,267	-	1,267	NM	2,598	17,677	(15,079)	0%

Selling, general and administrative	4,565,087	962,330	3,602,757	374%	16,512,528	1,830,010	14,682,518	NM

Operating expenses	4,565,087	962,330	3,602,757	374%	16,512,528	1,830,010	14,682,518	NM

Operating loss	(4,563,820)	(962,330)	(3,601,490)	374%	(16,509,930)	(1,812,333)	(14,697,597)	NM

Other income (expense)
Interest expense, net	(81,917)	(144,171)	(62,254)	43%	(172,421)	(281,107)	(108,686)	39%
Other income – loan and debt forgiveness	-	7,886	(7,886)	NM	178,250	7,886	170,364	NM
Total other income (expense)	(81,917)	(136,285)	(54,368)	NM	5,829	(273,221)	(279,050)	NM

Net loss	$(4,645,737)	$(1,098,615)	$3,547,122	NM	$(16,504,101)	$(2,085,554)	$14,418,547	NM

(NM): not meaningful

Revenue

The decrease in revenues was directly related to the planned reduction of discontinued inventory as we continued to shift our focus to the development of our new patented “Smart” platforms and technologies. During 2022 and 2021, we opted to sell through our existing inventory of discontinued products to facilitate our planned transition into our new patented product lines.

We believe that revenues earned during the second half of 2022 will be higher than those earned during the first half of 2022, following the anticipated launch of our products.

Cost of Revenues

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

We believe that cost of revenues during the second half of 2022 will be higher than those incurred during the first half of 2022, commensurate with an increase in revenues following the anticipated launch of our products.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of an allocation of product development, sales, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including non-cash equity-based compensation.

The increase in selling, general, and administrative expenses during the three and six months ended June 30, 2022 when compared to the prior year period was primarily due to the following:

●	Increase of $2.3 million and $10.9 million related to stock-based compensation which is primarily due to a greater number of shares of common stock issued and options granted for services during the applicable periods during fiscal 2022, respectively, when compared to the prior year periods;
●	Increase of $1.4 million related to marketing programs and product development in anticipation of the launch of our product offerings during the first quarter of 2022 and a lower increase in marketing programs and product development expenses during the second quarter of 2022;
●	Increase in other spending related to support of planned increase in scope of operations.

We believe that our selling, general, and administrative expenses will be higher during fiscal 2022 when compared to fiscal 2021 as we invest to support our anticipated growth.

Other Income (Expense)

The decrease in interest expense, net in the three and six months ended June 30, 2022 when compared to the prior year period resulted from the lower interest-bearing rate associated from the conversion of the Company’s line of credit to secured notes payable at the end of fiscal 2021.

The increase in other income loan forgiveness during the six months ended June 30, 2022 when compared to the prior year period was the forgiveness of a PPP loan during the first quarter of fiscal 2022, which did not occur during the same period in 2021 or the second quarter of 2022.

We believe that interest expenses will increase during the second half of 2022 when compared to the first half of 2022, primarily as a result of increased operating lease liabilities.

NON-GAAP INFORMATION

Management considers selling, general, and administrative expenses, adjusted for non-cash stock compensation, an important indicator in consistently evaluating our business operations and the use of cash in our operating activities. We use such primary measure to analyze and evaluate our liquidity and capital resources and intend to continue using such measure until we generate revenues. Such measure eliminates significant items that do not involve cash outlay. This measure should be considered in addition to, rather than as a substitute, for selling, general and administrative expenses. This non-GAAP financial measures excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the Three		For the Three		For the Six
	months ended		months ended		months ended
	June 30,	June 30.	March 31,	March 31,	June 30,	June 30,
	2022	2021	2022	2021	2022	2021
Sales, general and administrative expenses, as reported	$4,565,087	$962,330	$11,947,441	$867,680	$16,512,528	$1,830,010
Non-cash compensation expense	(2,426,307)	(149,943)	(8,767,893)	(187,443)	(11,194,200)	(337,386)
Sales, general, and administrative expenses, as adjusted	$2,138,780	$812,387	$3,179,548	$680,237	$5,318,328	$1,492,624

Sales, general, and administrative expenses, as adjusted for non-cash compensation expense decreased to $2.1 million during the three months ended June 30, 2022 from $3.2 million during the three-month period ended March 31, 2022.

For comparability, reclassifications of certain prior year balances and for the three-month period ended March 31, 2022 were made in order to conform with the June 30, 2022 presentations, such as certain expenses initially included in cost of revenues were reclassified to sales and general and administrative expenses.

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

Six-months period ended June 30, 2022:

We had $24.7 million in cash and cash equivalents as of June 30, 2022.

We used $6.2 million in our operating activities which consists of a net loss of $16.5 million adjusted for the following:

●	Stock-based compensation of $11.2 million.

●	Increase in prepaid assets of $980,000, which will be substantially recognized and paid during fiscal 2022. and inventory of $335,000 and an increase of accounts payable and accrued expenses and royalty obligations of $670,000.

We used $345,000 in investing activities which were primarily capital expenditures.

We generated $20.8 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of common stock pursuant to our initial public offering.

We believe we will continue to increase our investments in inventory in anticipation of our products launch.

Six-months period ended June 30, 2021:

We had $3.2 million in cash and cash equivalents as of June 30, 2021.

We used $1.8 million in our operating activities which consists of a net loss of $2.1 million adjusted for the following:

●	Stock-based compensation of $337,000.

We used $87,000 in investing activities which were primarily capital expenditures.

We generated $2.7 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of common stock pursuant to private placements.

Future Impact of COVID-19

We are currently unable to assess with certainty the broad effects of COVID-19 on our future business. As of June 30, 2022, we had no material assets that would be subject to impairment or change in valuation due to COVID-19.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022 and December 31, 2021, we believe the amounts reported for cash, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following is a summary of issuances of unregistered securities during the quarter ended June 30, 2022: 1,400,000 shares of common stock were issued pursuant to the conversion of 1,400,000 shares of Series A Convertible Preferred Stock, no par value and 105,000 shares of common stock were issued pursuant to exercise of warrants on a cashless basis.

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

Use of Proceeds

On February 14, 2022, we completed our initial public offering. We received approximately $20.5 million in net proceeds after deducting underwriting discounts and commissions of $1.8 million and offering expenses of approximately $700,000. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC, which are used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).

3.5	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).

10.1+†	Sublease Agreement, executed as of April 28, 2022, by and between SQL Technologies Corp. and Sicart Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022).

10.2*	Form of Nonqualified Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

10.3*	Form of Incentive Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

10.4*	Form of Restricted Shares Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

10.5*

Form of Restricted Share Unit Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX Platforms Corp.

Date:	August 12, 2022	By:	/s/ John P. Campi
John P. Campi, Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

