Form 10-Q
period 2022-09-30
SKYX Platforms Corp.
filed 2022-11-10
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, the registrant had 82,747,026 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have outcomes difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our financial performance and liquidity, including our ability to successfully generate sufficient revenue to support our operations, including operating lease liabilities and other expenses;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies;
●	our ability to raise additional financing to support our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	the impact of the COVID-19 pandemic on our business and operations, including the potential impact on manufacturing operations in China;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain our license agreement with General Electric (“GE”);
●	our ability to maintain, protect and enhance our intellectual property;
●	the potential outcome of any legal proceedings;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of the governmental regulations, geopolitical conflicts, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events, such as the COVID-19 pandemic;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

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

Part I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

SKYX Platforms Corp.

Consolidated Balance Sheets

	(Unaudited) September 30, 2022	(Audited) December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,828,656	$10,426,249
Investments, available-for-sale	7,332,800	—
Inventory	1,468,476	918,651
Prepaid expenses and other assets	836,382	41,018
Total current assets	20,466,314	11,385,918

Long-term assets:
Furniture and equipment, net	236,935	25,710
Patents, net	639,924	540,033
Restricted cash	2,741,054	—
Right-of-use asset	23,511,004	—
Other assets	163,533	2,174
Total long-term assets	27,292,450	567,917

Total Assets	$47,758,764	$11,953,835

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,926,592	$1,029,336
Notes payable, current	401,049	404,648
Operating lease liabilities	412,834	—
Royalty obligations	2,775,000	1,200,000
Total current liabilities	5,515,475	2,633,984

Long term liabilities:
Notes payable	5,115,417	5,492,572
Operating lease liabilities	23,179,912	—
Convertible notes	1,300,000	1,300,000
Royalty obligations	163,000	2,638,000
Total long-term liabilities	29,758,329	9,430,572

Total liabilities	35,273,804	12,064,556

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 880,400 and 13,256,936 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	220,099	3,314,233

Stockholders’ Equity (Deficit):
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 82,556,065 and 66,295,288 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	113,565,311	70,880,386
Accumulated deficit	(101,191,633)	(74,269,898)
Accumulated other comprehensive (loss)	(108,817)	—
Total stockholders’ equity (deficit)	12,264,861	(3,389,512)
Non-controlling interest	—	(35,442)
Total equity (deficit)	12,264,861	(3,424,954)

Total Liabilities and Stockholders’ Equity (Deficit)	$47,758,764	$11,953,835

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$8,556	$—	$22,916	100,185
Cost of revenues	(5,914)	—	(17,676)	(82,508)
Gross income (loss)	2,642	—	5,240	17,677
Selling, general and administrative expenses	5,609,119	1,428,911	22,121,647	3,258,920
(Loss) from operations	(5,606,477)	(1,428,911)	(22,116,407)	(3,241,243)
Other income / (expense)
Interest expense, net	(52,189)	(144,180)	(224,610)	(425,288)
Other income, Loan forgiveness	—	10,000	178,250	10,000
Gain on exchange	—	—	—	7,886

Total other income (expense), net	(52,189)	(134,180)	(46,360)	(407,402)

Net loss	(5,658,666)	(1,563,091)	(22,162,767)	(3,648,645)
Common stock issued pursuant to antidilutive provisions	—	—	4,691,022	—
Preferred dividends	4,627	32,552	32,504	97,655
Net loss attributed to common shareholders	$(5,663,293)	$(1,595,643)	$(26,886,293)	$(3,746,300)

Other comprehensive (loss):
Unrealized losses on debt securities	(108,817)	—	(108,817)	—
Net comprehensive loss attributed to common shareholders	$(5,772,110)	$(1,595,643)	$(26,995,110)	$(3,746,300)

Net loss per share - basic and diluted	$(0.07)	$(0.02)	$(0.28)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	81,562,681	65,016,945	78,350,946	64,897,859

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Shares of common stock
Balance, beginning of period	81,053,486	65,006,438	66,295,288	64,515,231
Common stock issued pursuant to offerings	—	16,667	1,650,000	231,624
Common stock issued pursuant to services	322,579	135,000	865,528	190,000
Common stock issued pursuant to conversion of preferred stock	1,000,000	—	12,376,536	200,000
Common stock issued pursuant to exercise of options	180,000	—	616,890	—
Common stock issued pursuant to cashless exercise of warrants	—	—	416,750	21,250
Common stock issued pursuant to antidilutive provisions	—	—	335,073	—
Balance, end of period	82,556,065	65,158,105	82,556,065	65,158,105

Common stock and paid-in capital
Balance, beginning of period	$110,444,367	$59,164,807	$70,880,386	$56,197,957
Common stock issued pursuant to offerings	—	200,000	20,552,000	2,779,464
Common stock issued pursuant to services	1,504,383	405,000	7,671,609	570,000
Common stock issued pursuant to conversion of preferred stock	250,000	86,192	3,094,134	136,192
Stock-based compensation	1,258,562	—	6,285,536	172,386
Common stock issued pursuant to exercise of options	107,999	—	390,624	—
Common stock issued pursuant to antidilutive provisions	—	—	4,691,022	—
Balance, end of period	$113,565,311	$59,855,999	$113,565,311	$59,855,999

Accumulated Deficit
Balance, beginning of period	$(95,528,340)	$(70,560,685)	$(74,269,898)	$(68,410,028)
Net loss	(5,658,666)	(1,563,091)	(22,162,767)	(3,648,645)
Reclassification of Non-controlling interest	—	—	(35,442)	—
Common stock issued pursuant to antidilutive provisions	—	—	(4,691,022)	—
Preferred dividends	(4,627)	(32,552)	(32,504)	(97,655)

Balance, end of period	$(101,191,633)	$(72,156,328)	$(101,191,633)	$(72,156,328)

Accumulated other comprehensive loss
Balance, beginning of period	$—	$—	$—	$—
Other comprehensive loss	(108,817)	—	(108,817)	—
Balance, end of period	$(108,817)	$—	$(108,817)	$—

Total Stockholders’ Equity (Deficit)	$12,264,861	$(12,300,329)	$12,264,861	$(12,300,329)

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,162,767)	(3,648,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,698	63,324
Gain on forgiveness of debt	(178,250)	(10,000)
Non-cash equity-based compensation expense	13,957,145	828,578

Change in operating assets and liabilities:
Inventory	(549,825)	—
Prepaid expenses and other assets	(795,365)	(32,166)
Operating lease liabilities	(28,521)	—
Other assets	(161,358)	—
Royalty obligation	(900,000)	(375,000)
Accounts payable and accrued expenses	897,256	340,816

Net cash used in operating activities	(9,726,987)	(2,833,093)

Cash flows from investing activities:
Investments, available-for-sale	(7,441,617)	—
Purchase of property and equipment	(257,907)	—
Payment of patent costs	(137,645)	(151,169)
Net cash used in investing activities	(7,837,169)	(151,169)

Cash flows from financing activities:
Proceeds from common stock issuance	23,100,000	2,779,464
Placement cost	(2,548,000)	—
Proceeds from exercise of options	390,624	—
Proceeds from SBA - PPP notes payable	—	178,235
Proceeds from issuance of convertible notes	—	50,000
Dividends paid	(32,504)	(97,655)
Principal repayments of notes payable	(202,503)	—

Net cash provided by financing activities	20,707,617	2,910,044

Increase in cash and cash equivalents, and restricted cash	3,143,461	(74,218)
Cash and cash equivalents at beginning of period	10,426,249	2,308,871
Cash and cash equivalents, and restricted cash at end of period	$13,569,710	2,234,653

Supplementary disclosure of non-cash financing activities:

Preferred stock conversion to common	$3,094,134	50,000
Common stock issued pursuant to antidilutive provisions	4,691,022	—
Cashless exercise of warrants	—	74,375
Right-of-use assets and operating lease liabilities	23,621,267	—
Cash paid during the year for:
Interest	$303,957	425,323

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKYX Platforms Corp.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

SKYX Platforms Corp., a corporation (the “Company”), was incorporated in Florida in May 2004.

The Company maintains offices in Johns Creek, Georgia, Miami and Pompano Beach, Florida, New York City, and Guangdong Province, China.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the Company’s significant accounting policies:

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional disclosures and accounting policies.

Reclassifications

For comparability, reclassifications of certain prior-year balances were made in order to conform with current-year presentations, such as grouping of common stock and additional paid-in capital and certain expenses initially included in cost of revenues were reclassified to sales and general and administrative expenses.

Cash, Cash Equivalents, and restricted cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company’s cash composition was follows:

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$10,828,656	$10,426,249
Restricted cash	2,741,054	—
Total cash, cash equivalents and restricted cash	$13,569,710	$10,426,249

Restricted Cash

The Company issued a letter of credit of $2.7 million in September 2022 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and is secured by cash of the same amount. Such cash is reflected on our balance sheet as restricted cash.

Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses included in accumulated other comprehensive income.

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are not deemed to be other-than—temporary) reported as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. The Company evaluates its available-for-sale-investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. Management does not believe that its investment in debt securities are impaired as of September 30, 2022.

Corporate and state and local government debt securities consist of debt from relatively large corporate organizations and certain state and local governmental agencies. The Company reviews trading activity and pricing for each of the debt securities in its portfolio as of the measurement date and determines if pricing data of sufficient frequency and volume in an active market exists to support Level I classification of these securities. When sufficient quoted pricing for identical securities is not available, the Company obtains market pricing and other observable market inputs at dates other than the measurement dates. As a result, the Company classifies its debt securities as Level I and Level II of the fair value hierarchy.

Comprehensive Income or loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the statements of financial condition. Such items along with net income are components of comprehensive income.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	September 30, 2022	December 31, 2021
Inventory, component parts	$1,468,476	$918,651

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three and nine months ended September 30, 2022 and 2021, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Stock warrants	939,895	1,834,039
Stock options	33,390,500	14,590,364
Convertible notes	86,668	86,668
Preferred stock	880,400	13,256,936
Total	35,297,463	30.038.007

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 DEBT SECURITIES

The components of investments as of September 30, 2022 were as follows:

	Fair value level	Cost	Unrealized loss	Carrying value

Corporate debt securities	Level 1	$3,537,556	$(85,340)	$3,452,216
State and local government debt securities	Level 1	908,354	(1,063)	907,291
State and local government debt securities	Level 2	2,995,707	(22,414)	2,973,293
Total		$7,441,617	$(108,817)	$7,332,800

NOTE 4 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Machinery and equipment	$67,419	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	531,055	309,111
Leasehold improvements	30,553	30,553
Total	671,932	414,025
Less: accumulated depreciation	(434,997)	(388,315)
Total, net	$236,935	$25,710

Depreciation expense amounted to $46,682 and $32,648 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
Patents	$787,614	$649,969
Trademark	45,450	45,450
Less: accumulated amortization	(193,140)	(155,386)
Total, net	$639,924	$540,033

Amortization expense on intangible assets was $37,753 and $30,676 for the nine months ended September 30, 2022 and 2021, respectively.

The following table sets forth the estimated amortization expense for the next five years:

2022	$13,880
2023	54,232
2024	53,274
2025	53,274
2026	53,274

NOTE 6 DEBT

The following table presents the details of the principal outstanding:

	September 30, 2022	December 31, 2021	APR at September 30, 2022	Maturity	Collateral
Notes payable (a)	$5,357,792	$5,557,792	8.00%	September 2026	Substantially all Company assets
Convertible Notes (b)	1,300,000	1,300,000	6.00%	September 2023-January 2024	-
PPP Loans (c)	8,674	189,428	1.00%	April 2025	-
Economic Impact Disaster loan	150,000	150,000	3.75%	November 2052	Substantially all Company assets
Total	$6,816,466	$7,197,220

	For the nine-month period ended
	September 30, 2022	September 30, 2021
Interest expense	303,957	425,323

As of September 30, 2022, the expected future principal payments for the Company’s debt are due as follows:

2022 –Remaining Period	$201,049
2023	405,931
2024	1,736,147
2025	3,034,022
2026 and thereafter	1,439,317
$6,816,466

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.
(b)	Included in Convertible Notes are loans provided to the Company from two directors, an officer and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature between September 2023 and January 2024 and bear interest at an annual rate of 6%, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15 per share.
(c)	The Small Business Administration forgave approximately $178,000 of PPP loans during the nine-month period ended September 30, 2022, which was recognized as other income.

NOTE 7 OPERATING LEASE LIABILITIES

In April 2022, the Company entered into a 58-month lease related to certain office and showroom space pursuant to a sublease that expires in February 2027. The Company recognized a right-of-use asset and a liability of $1,428,764 pursuant to this lease.

In September 2022, the Company entered in a 124-month lease related to its future headquarters offices and showrooms space. The Company recognized a right-of-use asset and a liability of $22,192,503 pursuant to such lease. In connection with the execution of lease, the Company was required to provide the landlord with a letter of credit in the amount of $2.7 million, which is secured by the same amount of cash.

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of September 30, 2022:

September 30, 2022
Lease costs:
Cash paid for operating lease liabilities	$331,621
Right-of-use assets obtained in exchange for new operating lease obligations	23,621,267
Fixed rent payment	$255,314
Lease – Depreciation expense	$110,263

Nine months ended
September 30, 2022
Other information:
Weighted-average discount rate	6.41%
Weighted-average remaining lease term (in months)	120

Minimum Lease obligation
2022 – Remaining period	$66,211
2023	885,748
2024	1,795,932
2025	2,009,927
2026	2,240,799
Thereafter	16,594,129
Total	$23,592,746

NOTE 8 ROYALTY OBLIGATIONS

The Company has a license agreement with General Electric (“GE”) which provides, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement cannot be assigned or sublicensed. The agreement imposes certain manufacturing and quality control conditions to continue to use the GE brand. The agreement expires in November 2023.

In the event the Company receives significant funding rounds of at least $50 million, the Company is required to use a portion of such funding to pay certain amounts to GE. The Company must make certain fixed and variable royalty payments through the terms of the agreement.

Variable royalty payments are due quarterly, using a December 1 – November 30 contract year and based upon the prior quarter’s sales. Royalty payments will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

As of September 30, 2022 and December 31, 2021, the outstanding balance of the aggregate minimum payment was $2,938,000 and $3,838,000, respectively.

Minimum fixed future payment obligations are approximately as follows:

Year	Minimum Obligation
2022, remaining period	$300,000
2023	2,638,000
Total principal payments	$2,938,000

NOTE 9 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accrued interest, convertible notes	$152,603	$92,919
Accrued compensation	466,667	429,167
	$619,270	$522,086

NOTE 10 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from two directors and the Chief Executive Officer of the Company, as well as a greater than 5% investor. The outstanding principal on the convertible promissory notes, associated with related parties was $1,250,000 as of September 30, 2022 and December 31, 2021 and accrued interest of $147,287 and $90,002, respectively.

Bridge Line Ventures

The Company and Bridge Line Ventures, LLC Series ST-1 (“Bridge Line Ventures”), the manager of which is Bridge Line Advisors, LLC, of which Leonard J. Sokolow, a member of the Company’s board of directors, is Chief Executive Officer and President, entered into stock purchase agreements during the nine-month period ended September 30, 2021 (collectively, the “Bridge Line SPAs”) pursuant to which Bridge Line Ventures purchased 231,624 shares of common stock and 231,624 warrants exercisable at $12 per share.

Gross proceeds from Bridge Line Ventures amounted to $2,779,464 during the nine-month period ended September 30, 2021.

The Bridge Line SPAs contain anti-dilutive price protection measures, which apply for 24 months following the date of closing of the Bridge Line SPAs, subject to certain exceptions and a standstill provision.

Initial Public Offering

The Company issued 455,353 shares of its common stock to certain directors, officers and greater than 5% stockholders which generated gross proceeds of $6,374,942 during the nine-month ended September 30, 2022.

The Company issued 95,386 shares of its common stock to affiliates of certain directors and greater than 5% stockholders pursuant to certain anti-dilutive provisions during the nine-month period ended September 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022.

NOTE 11 STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock

The Company issued the following common stock during the nine months ended September 30, 2022 and 2021:

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options	616,890	$390,624	$0.10-$3.00
Common stock issued per exercise of warrants, cashless	416,750	—	—
Common stock issued, pursuant to services provided	865,528	7,671,609	2.00-14.00
Conversion of preferred stock	12,376,536	3,094,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	23,100,000	14.00
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.00

Transaction Type	Qty Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2021 Equity Transactions

Common stock issued per PPM, Bridge Line Ventures	231,624	$2,779,464	$12.00
Common stock issued, exercise of warrants, net	21,250	-	3.50
Common stock issued, pursuant to services provided	190,000	570,000	3.00
Conversion of preferred stock	200,000	50,000	0.25

The Company issued 335,073 shares of its common stock to certain stockholders. who participated in private placements during 2019 through 2021, pursuant to certain anti-dilutive provisions, during the nine-month period ended September 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022. The fair value of the shares at the date of issuance were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period and an increase in the denominator of the computation of the loss per share. The anti-dilutive provisions expire 24 months from the date of the private placements, which will lapse through December 31, 2023.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the nine months ended September 30, 2022 and 2021:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2021	13,256,936	$3,314,233	$0.25
Preferred Stock redemptions	(12,376,536)	(3,094,134)	0.25
Preferred Stock Balance at September 30, 2022	880,400	$220,099	$0.25

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2020	13,456,936	$3,364,233	$0.25
2021 Preferred Stock redemptions	(200,000)	(50,000)	0.25
Preferred Stock Balance at September 30, 2021	13,256,936	$3,314,233	$0.25

The Preferred Stock is convertible at the holder’s option. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, for $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, the Note conversion price, and therefore the stock is classified as Mezzanine equity rather than permanent equity. For the nine months ended September 30, 2022 and 2021, the Company paid dividends in the amount of $32,504 and $97,655, respectively, to the Preferred Stock shareholders.

(C) Stock Options

The following is a summary of the Company’s stock option activity during the nine-month periods ended September 30, 2022 and 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	21,927,182	$3.36
Exercised	(616,890)	1.22	—	—
Granted	13,832,500	11.74	—	—
Forfeited	(1,752,292)	3.81	—	—
Outstanding, September 30, 2022	33,390,500	$7.72	3.74	$13,657,954

Exercisable, September 30, 2022	11,852,438	$3.84	3.64	13,581,494

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	14,010,432	$3.36
Granted	7,679,250	6.59	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2021	21,689,682	$4.65	4.21	$556,089,127

Exercisable, September 30, 2021	11,965,158	$3.36	4.40	274,497,579

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the nine months ended September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
	Range	Range
Stock price	$6.00 - $12.34	$3.00 - $3.00
Exercise price	$6.00 - $14.00	$3.00 - $12.00
Expected life (in years)	1.5 – 10.0	1.3
Volatility	37% - 54%	34%
Risk-fee interest rate	1.37% - 2.97%	.09% - 2.49%
Dividend yield	—	—

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $2,871,833 (excluding certain market-based options which management cannot ascertain to have a probable outcome) at September 30, 2022 and it is expected to be recognized over a weighted-average period of 4.00 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during the nine-month periods ended September 30, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Issued	132,000	18.20
Exercised	(535,000)	3.30
Forfeited	(785,000)	3.01
Balance, September 30, 2022	939,895	$9.16

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2021	1,602,415	$3.23
Issued	261,624	12.00
Exercised	(30,000)	3.50
Forfeited/Cancelled	—	—
Balance, September 30, 2021	1,834,039	$4.34

NOTE 12 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

No customers accounted for more than 10% of revenues during the nine-month period ended September 30, 2022 and one customer accounted for 83% of revenues during the nine-month period ended September 30, 2021.

At September 30, 2022 and December 31, 2021, one customer accounted for 100% of the Company’s accounts receivable. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks existed at September 30, 2022. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Vendors

The Company had two major vendors that accounted for 100% of cost of sales for the nine months ended September 30, 2022 and 2021. The Company expects to maintain its relationship with the vendors.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. The uninsured deposits amounted to $13,319,710 at September 30, 2022. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product Risks

The Company generates its income primarily from its proprietary-based technology and related products.

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 10, 2022, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

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

During April 2022, we entered into a sublease agreement, pursuant to which we agreed to sublease approximately 3,400 square feet of office space located on the 54th floor of Carnegie Hall Tower, located at 152 West 57th Street, New York, New York, at a fixed monthly base rent starting at $26,893 for the first year of the sublease. The New York office space supports our general and administrative functions, sales and marketing, and business development.

During September 2022, we entered into a lease agreement, pursuant to which we agreed to lease approximately 32,200 square feet located at 400 Biscayne Boulevard, Miami Florida. The fixed minimum monthly base rent amounts to $214,480 during the first full year. The lease provides for rent abatements of a minimum of 10 months. The lease also provides for the lessor’s leasehold improvements of up to $2.3 million. The Miami office space will support our headquarters, general and administrative functions, sales and marketing, and business development.

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

Results of Operations

Comparison of the Three Months and Nine months Ended September 30, 2022 and 2021

Unaudited Consolidated Operating Results

	For the Three Months Ended				For the Nine Months Ended
			Increase/	Increase/			Increase/	Increase/
	September 30,	September 30,	(Decrease)	Decrease	September 30,	September 30,	(Decrease)	Decrease
	2022	2021	$	%	2022	2021	$	%

Revenues	$8,556	$—	$8,556	NM	$22,916	$100,185	$(77,269)	(77)%

Cost of revenues	(5,914)	—	(5,914)	NM	(17,676)	(82,508)	(64,832)	79

Gross income	2,642	—	2,642	NM	5,240	17,677	(12,437)	(70)

Selling, general and administrative	5,609,119	1,428,911	4,180,209	292	22,121,647	3,258,920	18,862,727	NM

Operating expenses	5,609,119	1,428,911	4,180,209	292	22,121,647	3,258,920	18,862,727	NM

Operating loss	(5,606,477)	(1,428,911)	4,177,567	292	(22,116,407)	(3,241,243)	18,875,164	NM

Other income (expense)
Interest expense, net	(52,189)	(144,180)	(91,991)	(64)	(244,610)	(425,288)	(180,678)	(42)
Gain on exchange						7,886	(7,886)	(100)
Other income – loan and debt forgiveness	—	10,000	(10,000)	NM	178,250	10,000	168,250	NM
Total other income (expense)	(52,189)	(134,180)	(81,991)	(61.1)	(46,360)	(407,402)	(361,042)	(89)

Net loss	$(5,658,666)	$(1,563,091)	$4,095,575	262%	$(22,162,767)	$(3,648,645)	$18,514,122	NM %

(NM): not meaningful

Revenue

The decrease in revenues during the nine-month period ended September 30, 2022 was directly related to the planned reduction of discontinued inventory as we continued to shift our focus to the development of our new platforms and technologies. During 2022 and 2021, we opted to sell through our existing inventory of discontinued products to facilitate our planned transition into our new product lines.

We believe that revenues earned in the foreseeable future will be higher than those earned during the first nine-month period of 2022, following the anticipated launch of our products.

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

We believe that cost of revenues in the foreseeable future will be higher than those incurred during the first nine-month period of 2022, commensurate with an increase in revenues following the anticipated launch of our products.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of an allocation of product development, sales, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including non-cash equity-based compensation.

The increase in selling, general, and administrative expenses during the three and nine months ended September 30, 2022 when compared to the prior year period was primarily due to the following:

●	Increase of $2.6 million and $13.5 million related to stock-based compensation during the three-month and nine-month periods ended September 30, 2022, respectively, when compared to the prior year periods, which is primarily due to a greater number of shares of common stock issued and options granted for services during the applicable periods;
●	Increased investments in marketing programs and product development in anticipation of the launch of our product offerings during the three-month and nine-month periods ended September 30, 2022 compared to the same periods in 2021.
●	Increase in other spending related to support of planned increase in scope of operations.

We believe that our selling, general, and administrative expenses will be higher during fiscal 2022 and fiscal 2023 when compared to fiscal 2021 as we continue to invest to support our anticipated growth.

Other Income (Expense)

The decrease in interest expense, net in the three and nine months ended September 30, 2022 when compared to the prior year periods, resulted from the lower interest-bearing rate associated from the conversion of the Company’s line of credit to secured notes payable at the end of fiscal 2021.

The increase in other income loan forgiveness during the nine months ended September 30, 2022 when compared to the prior year period was due the forgiveness of a PPP loan during the first quarter of fiscal 2022, which did not occur during the same period in 2021.

We believe that interest expenses will increase during the remaining period of 2022 and fiscal 2023 when compared to the first nine-month period of 2022, primarily as a result of increased operating lease liabilities.

NON-GAAP INFORMATION

Management considers selling, general, and administrative expenses, adjusted for non-cash stock compensation, an important indicator in consistently evaluating our business operations and the use of cash in our operating activities. We use such primary measure to analyze and evaluate our liquidity and capital resources and intend to continue using such measure until we generate revenues. Such measure eliminates significant items that do not involve cash outlay. This measure should be considered in addition to, rather than as a substitute, for selling, general and administrative expenses. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the Three months ended		For the Three months ended		For the Three months ended		For the Nine months ended
	September 30,	September 30,	June 30,	June 30.	March 31,	March 31,	September 30,	September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Sales, general and administrative expenses, as reported	$5,609,119	$1,428,911	$4,565,087	$962,229	$11,947,441	$867,680	$22,121,647	$3,258,820
Non-cash compensation expense	(2,762,945)	(491,943)	(2,426,307)	(149,943)	(8,767,893)	(187,443)	(13,957,145)	(828,578)
Sales, general, and administrative expenses, as adjusted	$2,846,174	$937,719	$2,138,780	$812,286	$3,179,548	$680,237	$8,164,502	$2,430,342

For comparability, reclassifications of certain prior year balances were made to conform with the September 30, 2022 presentations, such as certain expenses initially included in cost of revenues were reclassified to sales and general and administrative expenses.

Liquidity and Capital Resources

As we develop our revenue base, we have raised additional funds through the sale of our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million. We believe that our existing cash and debt securities will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the continuing market adoption of our platforms. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

During 2022, we entered into certain lease and sublease agreements, pursuant to which we are required to make fixed monthly payments of at least $241,000. We also issued a letter of credit of $2.7 million to one of the lessors as collateral for certain obligations related to the lease.

Nine-months period ended September 30, 2022:

As of September 30, 2022, we had $13.5 million in cash and cash equivalents and restricted cash and $7.3 million in investment in debt securities.

We used $9.7 million in our operating activities which consists of a net loss of $22.2 million adjusted for the following:

●	Stock-based compensation of $14 million.

●	Increase in prepaid expenses and other assets of $795,000, which will be substantially recognized and paid during fiscal 2022 and inventory of $550,000.

We used $7.8 million in investing activities consisting of $7.5 million in the investment of debt securities and $400,000 of capital expenditures.

We generated $20.7 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of common stock pursuant to our initial public offering.

We believe we will continue to increase our investments in inventory in anticipation of our products launch.

Nine-months period ended September 30, 2021:

We had $2.3 million in cash and cash equivalents as of September 30, 2021.

We used $2.8 million in our operating activities which consisted of a net loss of $3.6 million adjusted for the following:

●	Stock-based compensation of $829,000

We used $151,000 in investing activities which were primarily related to patent costs.

We generated $2.9 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of common stock pursuant to private placements.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2022 and December 31, 2021, we believe the amounts reported for cash, Investments in Available-for-sale debt securities, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following is a summary of issuances of unregistered securities during the quarter ended September 30, 2022: 1,000,000 shares of common stock were issued pursuant to the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, no par value and 325,000 restricted shares of common stock were granted pursuant to agreements regarding services provided to the Company.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).

3.5	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).

10.1+	Lease Agreement, by and between 400 Biscayne Commercial Owner,L.P., as Landlord and SKYX Platforms Corp., as Tenant ( incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).

10.2*	Form of Nonqualified Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

10.3*	Form of Incentive Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

10.4*	Form of Restricted Shares Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

10.5*	Form of Restricted Share Unit Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX Platforms Corp.

Date:	November 10, 2022	By:	/s/ John P. Campi
John P. Campi, Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

