Form 10-K
period 2022-12-31
SKYX Platforms Corp.
filed 2023-03-31
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(855) 759-7584
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $107,896,912 based on the closing price as reported on The Nasdaq Stock Market LLC as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2023, the registrant had 83,119,862 shares of common stock, no par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) of SKYX Platforms Corp. (the “Company,” “Sky Technologies,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to consummate the acquisition of Belami, Inc. (“Belami”) and integrate and manage the operations of the acquired business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	the impact of the COVID-19 pandemic on our business and operations, including the potential impact on manufacturing operations in China;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain our License Agreement (as defined below) with General Electric (“GE”);
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale tax;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of governmental regulations, geopolitical conflicts, including potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock;
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-K. Investors should refer to the “Risk Factors” section of this Form 10-K for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

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

●	We have a history of operating losses, will likely incur losses in the future and may be unable to generate sufficient revenue to support our operations.

●	If we are unable to successfully launch our smart products and technologies on our anticipated timeline, integrate them with third-party products and technologies, further develop them to include new features and to respond to customer demands, or otherwise are unable to realize our product strategy or compete in our industry, our business, results of operations and financial condition would be adversely affected.

●	If we are unable to successfully complete the acquisition of Belami, or any other acquisition, and integrate and manage the operations of the acquired business, our business, results of operations and financial condition would be adversely affected.

●	Our success depends on our ability to develop, expand and manage our operations and effectively and timely develop and implement our strategic business initiatives, which may include engaging in strategic transactions, including acquisitions, which involves substantial risks.

●	We may need to raise additional financing to support our operations, and any inability to do so may adversely affect or terminate our operations. We also face risks related to our current debt financing.

●	Our business has been, and could continue to be, negatively impacted by the lingering effects of the COVID-19 pandemic.

●	We depend on a limited number of third-party manufacturers and suppliers.

●	The loss of any significant customers, or the loss of our License Agreement with GE, could materially adversely affect us.

●	We face substantial risks relating to our intellectual property, including any inability to protect our intellectual property and maintain rights to use intellectual property owned by third parties, potential litigation and the expiration or loss of patent protection and licenses.

●	We could face significant liabilities or may be subject to legal claims that could adversely affect our business and financial condition.

●	We have limited product distribution experience and expect to rely on third parties, who may not successfully sell our products.

●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company.

●	Our future success depends on our ability to retain key executives and qualified personnel.

●	Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could negatively impact us.

●	Unstable market and economic conditions, as well as natural disasters, geopolitical events and other highly disruptive events, such as the COVID-19 pandemic, could materially adversely affect us.

●	Unauthorized breaches or failures in cybersecurity measures adopted by us or third parties on which we rely and/or are included in our products and technologies, or any disruption to our cloud-based infrastructure, could have a material adverse effect on our business.

●	Our executive officers, directors, principal stockholders and their affiliates will exercise significant influence over us.

●	We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

●	Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

PART I

ITEM 1. BUSINESS

Our Mission

As electricity is a standard in every home and building, our mission is to make homes and buildings become safe advanced and smart as the standard.

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

Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have developed prototypes that expand the capabilities of our power-plug product, to include advanced safe and quick universal installation methods, as well as advanced smart capabilities, which are currently in the third and final prototype stage prior to launching. The smart features contained in the final prototype include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy (“BLE”) and voice control connections. The SkyHome App will allow scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more.

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

We believe that our patented advanced, safe and smart home platform technologies will enhance and promote safety in homes and buildings and make them smart, as a standard, in a fraction of the time and cost, as compared to other market products.

We believe that our smart home products will enable builders to deliver smart homes as a standard, in the same way they deliver electricity and appliances as a standard.

As our products, including our prototype advanced, safe and smart products, can be easily implemented and installed in both existing and new homes and buildings in just minutes, installing our products is expected to save a major part of the cost and time associated with installation of smart home products. As many people spend the majority of time at their homes, we believe that they should have an affordable, easily installed, standard solution to make their homes safe, secured and smart. Similar to how smartphones serve people as an all-in-one personal smart platform, we believe that our all-in-one Smart Sky Platform will enable every room in homes and other buildings to include a smart platform as a standard.

The Smart Sky Platform technology is an open system that can integrate with both existing and new smart home features, devices, and systems. The Smart Sky Platform prototype is designed and built in a way that it can accommodate additional smart home features, enabling the platform to serve as a gateway for safe and smart technologies into rooms/homes, buildings, and that it can act like a “Panama-Canal” that can accommodate other type of software systems, wireless systems, electronic chips and more.

Since 2015, we have generated over $29 million in sales from our standard products, which include ceiling fans and light fixtures with our standard “plug and play” feature built in and are described further below under “Products—Our First Product: The Weight Bearing Power-Plug”. We have decided to wind down the sales of our standard products by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle in favor of launching our new line of products, which are in the third and final prototype stage prior to launching and include a universal “plug and play” adapter kit, our smart products, which will include smart light fixtures and ceiling fans with our smart “plug and play” features, and our Smart Sky Platform. Additional information regarding our new line of products is described below under “Products—Advanced Products” and “—Smart Products.” We elected to do so since we believe that the market has great demand for smart advanced products, and that we will be able to generate significant sales from our new line of advanced and smart products from direct sales as well as from licensing. Our first generation of advanced and smart products are in the third and final prototype stage prior to launching. We expect that all advanced and smart products will be commercially available during 2023. As part of the launch of certain products, we have allowed customers to pre-order prior to general availability.

Recent Developments

On February 6, 2023 (the “Signing Date”), we entered into the Stock Purchase Agreement (the “Stock Purchase Agreement”) with the stockholders (the “Sellers”) of Belami, a California corporation, pursuant to which we agreed to acquire all of the issued and outstanding shares of Belami from the Sellers (the transactions contemplated by the Stock Purchase Agreement, the “Acquisition”). Belami is a strategic e-commerce lighting and home décor conglomerate that the Company expects will serve as a marketing and growth platform and will provide several distribution channels, including to retail customers, builders and professionals.

At the closing of the Acquisition (the “Acquisition Closing”), Belami’s stock will transfer to the Company, and the Company will pay to the Sellers as consideration (i) $7.0 million in cash, net of indebtedness (other than permitted indebtedness), transaction expenses (as provided in the Stock Purchase Agreement), and bonuses to certain employees and consultants, and the release to Sellers of a $1.0 million payment held in escrow, which the Company paid into escrow on the Signing Date, and (ii) 2,018,692 shares of the Company’s common stock, no par value (the “common stock”), which is equal to $6.48 million divided by $3.21, which is the average closing price per share of the common stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the 20 trading days immediately preceding the Signing Date. The Company will also pay to the Sellers, on the first anniversary of the Acquisition Closing date (the “Deferred Payment Date”), (i) $3.22 million in cash and (ii) a number of shares of common stock equal to approximately $6.4 million divided by the average closing price per share of the common stock on Nasdaq for the 20 trading days immediately preceding the Deferred Payment Date, subject to a minimum price per share of $3.00 and a maximum price per share of $4.00. The deferred payment will be increased or decreased by the amount of a working capital adjustment, as provided for in the Stock Purchase Agreement, and will be subject to offset for indemnification claims. Any payment of the working capital adjustment by the Company will be paid one-third in cash and two-thirds in common stock, equal to such adjustment amount divided by the average closing price per share of common stock on Nasdaq for the 20 trading days immediately preceding the date of the post-closing adjustment, up to 100,000 shares of common stock (with any additional amount to be paid in cash).

In addition, prior to the Acquisition Closing, an amount of cash equal to Belami’s retained earnings is required to be distributed to the Sellers. If the amount of cash distributed is insufficient, the Company will be required to deliver a promissory note to Sellers at the Acquisition Closing equal to the difference between retained earnings and the cash distributed, with a term of one year and an interest rate equal to the short-term applicable federal rate then in effect. The Company also agreed to assume Belami’s loan agreement with PNC Bank, National Association, consisting of a $2.0 million revolving line of credit and a term loan of approximately $2.5 million.

In connection with the Acquisition, the Company closed private placement offerings (the “Private Placements”) pursuant to securities purchase agreements with certain existing Company investors, providing for the issuance and sale by the Company to such investors of (i) subordinated secured convertible promissory notes in the aggregate principal amount of $10.35 million and (ii) warrants to purchase an aggregate of up to 1,391,667 shares of the Company’s common stock for certain investors. The proceeds will be used for the cash component of the Acquisition consideration and to pay certain transaction expenses in connection with the Acquisition and the Private Placements.

In March 2023, the Company also acquired 50% of the equity of a strategic e-commerce private label lighting website, for $225,000. The other 50% of the equity is owned by Belami. The Company expects that this acquisition will serve as another marketing and growth platform for the Company and will provide additional distribution to both professional and retail channels for the Company’s products.

Safety

We believe that safety is a necessity and the top priority in all aspects of life. Therefore, our technologies and products emphasize human safety, home, building and property safety and security, while combining safety features with high demand smart home features. We believe our products should contribute to the elimination of many cases of hazardous incidents, including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries and deaths, as management believes that our products will result in easier installment processes and enhance the use of life saving products such as smoke detectors, carbon monoxide detectors, and emergency lights, among other products. Our products, including the Smart Sky Platform’s second-generation prototype, incorporate our “plug and play” technology, which eliminates the need to touch wires during the later plug-in install, replacement and maintenance, and cleaning and, accordingly, could result in reduced incidents of electrical shocks and fires resulting from faulty wiring. The installation of our products and retrofitting of electrical services does not require the services of a licensed electrician but does not preclude the services of a licensed electrician. As more individuals engage in do-it-yourself (DIY) lighting projects, using our products rather than traditional lighting products could reduce incidents of incorrect wiring, shocks, injury and even death. In addition, we believe installing our products will allow installers to spend less time on a ladder during initial installation. Installers often wire light fixtures and fans while also holding such fixture or fan; with our products, including the Smart Sky Platform, the initial receptacle installation will be completed on the ladder and, afterwards, the fixture can simply be plugged into place, resulting in a faster and, we believe, much safer process, as installers can focus on wiring without also holding potentially heavy or breakable fixtures. Further, the Smart Sky Platform will incorporate a hard-wired smoke detector with battery back-up and a carbon monoxide monitor, which we believe could reduce injuries and deaths from fire and carbon monoxide poisoning.

Products

Our products are designed to improve all around home and building safety and lifestyle. While we have developed and created working prototypes of our advanced and smart products, as described below, we are continuing to refine the product prototypes and expect that all advanced and smart products will be commercially available during 2023.

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

We have previously sold products with the Sky Plug & Receptacle built in, including ceiling fans and light fixtures. We have decided to wind down the sales of our standard products by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle in favor of launching our new line of products described below.

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

Smart Products

SkyHome App: Our proprietary SkyHome Application works with both iPhones and Android phones. The SkyHome App controls products through WIFI and BLE and is designed to control our products through additional communication methods as needed. The SkyHome App controls various products, features and specifications, including scheduling, controlling, voice control, safety features, security features, lifestyle features, sound, lights, dimming, emergency back-up battery and much more.

Sky Smart – Universal Power-Plug & Receptacle: Our Sky Smart Plug & Receptacle system contains two devices. First, the male Smart Power-Plug, which includes a smart electronic board, comes as a Retrofit Kit, that can be simply embedded to the base of light fixtures and ceiling fans, enabling them to become both Plug and Play and Smart. The second device is a Ceiling Receptacle that can be simply connected to a ceiling outlet box. After a one-time simple installation of the Ceiling Receptacle to a ceiling outlet box, a light fixture or ceiling fan that includes the male Smart Plug Retrofit Kit can be plugged into the Ceiling Receptacle within seconds. Our Smart Power-Plug is controlled by our proprietary SkyHome App or through voice control and is an open system that can integrate with other smart home devices and systems. Our Smart Power-Plug is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures and ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Universal Power-Plug & Receptacle should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky – Smart Plug and Play Ceiling Fans: Our line of high-end smart plug and play ceiling fans can be installed to our matching ceiling receptacle within seconds. Our smart ceiling fans incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our Smart Plug and Play Ceiling Fan is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Ceiling Fan should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky – Smart Plug and Play Lighting: Our line of high-end Smart Plug and Play light fixtures can be installed to our matching ceiling receptacle within seconds. Our smart light fixtures incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our smart light fixture is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Lighting should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky – All-In-One Smart Sky Platform: As most people spend a majority of their time in their homes, we believe that they should have an easy solution to make their homes safe, secured, and smart in a simple way and as the standard. We believe that our patented advanced-safe-smart home platform technologies will make homes and buildings safe, have numerous technological features and smart as a standard, in a fraction of time and cost, compared to other market products. Our all-in-one Smart Sky Platform is designed to enhance the all-around safety and lifestyle of homes and buildings and can be easily implemented and installed to the ceiling receptacle in both existing and new homes and buildings within minutes. Our Smart Sky Platform includes distinctive advanced smart and safety technologies, has unique modern designs and is controlled by our proprietary SkyHome App or through voice control. It is an open system that can integrate with other smart home devices and systems.

As smart phones serve people as an all-in-one personal smart platform, we believe that our all-in-one Smart Sky Platform technology enables every room in homes and buildings to have a smart platform as a standard. Our Smart Sky Platform is connected through WIFI and BLE, includes numerous smart and safety features, including a smart smoke detector, a smart carbon monoxide detector, time scheduling, temperature sensor, humidity sensor, WIFI extender, energy saving-eco mode, high quality speakers, back-up battery that can power back-up internet and an emergency light, as well as dimming, night light, light color changing and more. The platform’s electrical power and transformer, combined with the size of our platform’s data storage space, which represents vast electronic “Real-Estate” in terms of today’s technology, driven by microchips, enables the platform to accommodate a significant amount of software as well as electronic microchips, while the unique ceiling location of the platform significantly enhances the performance of the platform’s features, including WIFI and BLE.

The Smart Sky Platform is inconspicuous to the décor. It is designed to install over existing ceiling electrical outlet boxes while allowing any pre-existing fixture to reconnect to the same box utilizing our Retrofit Kits. This innovation gives us access to the best location for the gathering and distribution of electronic signals, virtually unlimited power for our low-voltage safety and smart features, and a vast amount of electronic real estate.

This open-system Smart Sky Platform is intended to seamlessly integrate unrelated safe and smart products into a single, spatially designed unit whose functionality is controlled by an all-in-one app, the SkyHome App. The Smart Sky Platform will eliminate the need for installation of numerous stand-alone devices and their integration into a working unit.

The Smart Sky Platform’s location on the ceiling significantly advances smart home products’ performance, including the speed and range of both WIFI and Bluetooth, as well as the performance of sensors and alarms.

The adoption of the Smart Sky Platform should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths, etc.

Installation takes only minutes and fixtures previously hung from that location can still be plugged into the Smart Sky Platform.

Sustainability

We aim to provide safe and sustainable solutions to consumers, who increasingly consider sustainability and energy efficiency when purchasing products. We believe that creating sustainable products and streamlining our operations drives efficiency, innovation and, ultimately, long-term value-creation. In designing and improving our products, we consider and apply sustainability strategies, as appropriate. For example, our products’ features include an energy savings economical mode, which can help users reduce their energy consumption, and we generally use LED lighting in our ceiling fans and light fixtures, which is more energy-efficient than traditional lighting products.

Cyber Security

We have implemented measures and protocols to ensure that our users’ information is safe and fully protected. We use high level of cyber security measures and protocols to ensure that our software, technologies, servers, products, platform, and devices are all protected to prevent any type of unauthorized or illegal access or interference to our software, technologies, servers, products, platforms, and devices.

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

Pursuant to these NEC provisions, the Sky Plug & Receptacle enables builders to expedite and obtain a Certificate of Occupancy without the need to install a light fixture to the ceiling.

During the third quarter of 2022, the Company received NEC generic name approval for its weight-bearing safe plug and play outlet/receptacle for ceilings as WSCR (Weight-Supporting Ceiling Receptacle) for its universal ceiling outlet and WSAF (Weight-Supporting Attachment Fitting) for its ceiling plug. The specifications for the WSCR and WSAF received a standardization approval vote by the American National Standards Institute (ANSI) and the National Electrical Manufacturers Association (NEMA), leading U.S. standardization organizations. The American National Standards Institute’s and the National Electrical Manufacturers Association’s vote for the standardization of the Company’s weightbearing plug and outlet/receptacle for ceilings does not guarantee approval by the National Fire Protection Association’s (NFPA) Committee on the National Electrical Code (which consists of multiple code-making panels and a technical correlating committee and develops the National Electrical Code (NEC)) or any other trade or regulatory organization and does not guarantee that any of the Company’s products will become NEC mandatory in any jurisdiction, or that any of the Company’s current or future products or technologies will be adopted by any state, country, or municipality, within any specific timeframe or at all.

Intellectual Property

Developing and maintaining a strong intellectual property position is one of the most important elements of our business. We rely on a combination of patents, copyright, trademarks, and trade secret laws, as well as confidential procedures and contractual provisions, to protect our proprietary technology and our brands. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have sought, and will continue to seek, patent protection for our technology and for improvements to our technology, as well as for any of our other technologies where we believe such protection will be advantageous. In addition, certain intellectual property and proprietary information held by a third party is central to our products and technologies. If we lose our rights to use such intellectual property and proprietary information in the future, our business or operating results and our ability to complete could be adversely impacted.

We protect our intellectual property through various aspects and strategies including broad and particular intellectual property claims. We have over 60 U.S. and global patents and patent applications, including in China, India, and Europe as well in other countries around the world. These patents and patent applications protect different aspects of our technologies. We sought intellectual property protection of our technologies in China due to our current manufacturing operations and prospective sales in China’s market, and we sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of our products and our potential operations. As of December 31, 2022, in the U.S., we owned seven issued patents, which expire from 2036 to 2038, and six pending or published but not yet issued patents, and outside of the U.S., we owned eight issued patents, which expire from 2026 to 2039, and 46 pending or published but not yet issued patents. We intend to diligently maintain and vigorously defend the intellectual property of Sky Technologies, and to enhance our patent protections actively and continuously in the U.S. and globally.

The issued patents are directed to various aspects our platform technologies, including our smart and standard plug and play products, as well as our safe and smart platform technologies. As further innovations are developed, we intend to seek additional patent protection to enhance and maintain our competitive advantage. Additionally, we have submitted 10 trademark applications, seven of which have been issued and three of which are pending.

GE - General Electric Agreements

We have two U.S. and global agreements with GE related to our products.

●	The first agreement is a U.S. and Global Trademark Agreement dated June 15, 2011 (as later amended) (sometimes referred to as the “License Agreement”), which expires November 30, 2023 and is generally renewed for five-year periods. Pursuant to such agreement, the Company may use the GE brand logo on certain products, including plug and play smart and standard ceiling fans and the Company’s standard and smart plug and play devices. We have exclusive U.S. and global rights, including Canada, Asia, Europe, China, Australia, New Zealand and India, subject to a mutually agreed to commercialization plan, to market plug and play smart and standard ceiling fans and the Company’s standard and smart plug and play devices under the GE brand. GE will assist us with manufacturing standards, audit of factories, audit of materials, and quality control under “Six Sigma” guidelines, as well as with public relations for products and other.

●	The second agreement is a U.S. and Global Licensing and Master Service Agreement dated June 14, 2019. The agreement expires on June 14, 2024 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license the Company’s Standard and Smart plug-and-play products in the U.S. and worldwide. Pursuant to the agreement, we expect that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Six Sigma” guidelines. For products licensed to third parties, we and GE will each receive a specified percentage of the earned revenue realized from such licensing, unless otherwise provided in the applicable statement of work.

On June 15, 2011, we entered into the License Agreement with GE, pursuant to which we have the right to market certain ceiling light and fan fixtures displaying the GE brand. We and GE subsequently amended the License Agreement, including on April 17, 2013, August 13, 2014, September 25, 2018, May 2019 and December 1, 2020. The License Agreement imposes certain manufacturing and quality control conditions that we must maintain to continue to use the GE brand. The License Agreement is nontransferable and cannot be sublicensed. Various termination clauses are applicable to the License Agreement; however, none were applicable as of December 31, 2022.

On August 13, 2014, we entered into a second amendment to the License Agreement pertaining to our royalty obligations. Under the initial terms of the amendment, we agreed to pay GE a minimum trademark license fee of $12.0 million by November 30, 2018 (the “Initial Royalty Obligation”) for the rights assigned in the original contract. The amendment provided that, if we did not pay to GE royalties equal to the Initial Royalty Obligation over the term of the License Agreement, we would owe the difference to GE in December 2018.

We are expanding our relationship with GE to collaborate on mutual capabilities, and in December 2020, we entered into the current amendment to the License Agreement. The amendments following the second amendment expanded our product range, including smart, and added additional global territory rights. The License Agreement has been extended for an additional five years and expires on November 30, 2023. Pursuant to the third amendment, entered September 2018, the approximate remaining payment of $10.0 million pursuant to the Initial Royalty Obligation was waived, and we agreed to pay GE an aggregate amount of $6.0 million, consisting of three annual installments of $2.0 million to be paid to GE in each of December 2018, 2019 and 2020. In December 2020, we restructured the royalty payment obligations due of approximately $4.4 million, plus $0.7 million in interest. We agreed to pay a total of $5.1 million to GE in quarterly installments through December 2023, including $100,000 due December 2020, an aggregate of $500,000 due in four equal installments in 2021, an aggregate of $1.2 million due in four equal installments in 2022 and an aggregate of $3.3 million due in four equal installments in 2023 (the “Minimum Payments”). In the event the Company receives significant funding rounds of at least $50.0 million in funding, it is required to use a portion of such funding to pay certain amounts to GE. The Minimum Payments will be in addition to the royalty payments made to GE during the respective year, as set forth below.

Royalty payments are due quarterly, using a December 1 – November 30 contract year and based upon the prior quarter’s sales. Royalty payments will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

As of December 31, 2022, the remaining royalty obligations amounted to $2,638,000, which are expected to be paid in 2023.

Employees

Our management members include leading executives from various industries and have joined us as they believe in our vision, technology, and strategy. Many of our key personnel are employed pursuant to an employment agreement or a consulting agreement.

As of December 31, 2022, we had 37 total employees and consultants, 29 of which are full-time. We also employ independent contractors to support our operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our relations with our employees to be good. We expect to continue to expand our staff and team of engineers to develop our products.

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

Our core values of accountability, openness, and integrity underscore everything we do and drive our day-to-day interactions. The safety, health and wellness of our employees is a top priority.

Business Strategy

Our business strategy is to enhance safety and advance smart living lifestyle in homes and other buildings.

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

As part of our sales campaign, we intend to use online channels and may also utilize social media influencers. As part of the launch of certain products, we have allowed, and may in the future allow customers to pre-order prior to general availability. Our future revenue streams may also include data aggregation and subscriptions. We can provide no assurance that we will be able to successfully expand our operations or activities, gain market awareness or acceptance of our products, or achieve our expectations described above.

Product Usage

Our products and technologies can be used in new and existing homes and buildings, including by builders, rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, and retail. We provide a one-year full performance warranty on all our products, as well as part replacements. We intend to provide extended warranty coverage plans in the future.

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

We believe that homes and buildings should become safe and smart as a standard. Our Advanced All-In-One Safe Smart Sky Platform enables rooms, homes, and buildings to become safe and smart.

Our Advanced Smart Sky Platform significantly enhances smart home products’ performance, including the speed and range of both WIFI and Bluetooth, as well as the performance of sensors and alarms. We believe that widespread adoption of the Smart Sky Platform should contribute to the elimination of most related hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths. Therefore, we believe our product is a necessity in rooms, homes, and buildings.

Our Advanced All-In-One Safe Smart Sky Platform can be used in existing homes and buildings, by builders, rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, retail and other.

We launched our new universal power plug, our SkyHome App, and our smart universal plug, as well as the smart ceiling fans and lighting fixtures containing such plug, in December 2022. Bringing our products to market will require us to take certain steps, including, but not limited to, the following:

Manufacturing: While we have manufactured and sold our prior products and intend to continue to use the third-party manufacturers with which we have an ongoing relationship, we have not yet begun manufacturing our new advanced or smart products. We expect it may take approximately 90 days to complete manufacturing of our new universal power plug and/or our smart universal plug after we place an order. However, it may take longer than expected due to, among other things, difficulties finding suppliers, shipping delays resulting in late deliveries of necessary supplies and materials, chip shortages and geopolitical matters.

●	Marketing and Public Relations: We will need to gain brand awareness and attract customers. In connection with our product launch, we plan to educate retail and commercial consumers about our products through a coordinated public relation campaign that will cover the safety aspects of our products and all the related hazardous incidents and property damage that our products can contribute to preventing, as well as our advanced smart technology features. We currently rely, and plan to rely primarily, on product distribution arrangements with third parties. We expect to enter in additional sales, distribution and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. We may also need to hire additional sales personnel.

●	Government Approval: While we have received a variety of final electrical code approvals, including Underwriters Laboratories (“UL”), United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book, we may need or desire to obtain additional UL, cUL or CE certifications for new product configurations, which may increase the time and costs to complete our product launches. In addition, we may be unable to obtain new certifications or NEC mandatory status for our product offerings within a reasonable time, or at all.

Expected Revenue Stream

We believe our products will enable us to access a global market with multiple revenue streams, including:

●	Global market with numerous potential product applications
●	Product sales
●	Royalties/Licensing
●	Subscription model
●	Monitoring services
●	Sale of product and licensing rights to additional countries

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

Product Sales. We currently generate revenue from our product sales, and management will strive to achieve strong market penetration worldwide for our current products and products in development. We have previously sold our standard products in the United States, Canada and Mexico, and expect to begin selling our new smart products in these markets in 2023. We intend to expand our sales footprint in certain countries in Latin America, Europe and Asia. We may be unable to gain market acceptance in such markets and cannot provide any assurance that we will be successful in our efforts to expand our market reach.

Subscription & Monitoring Services. Our future plans include offering subscription services as part of our Smart Sky Platform, including, among other services, communications, fire alarms, home intrusion alerts, emergency response services and monitoring services. Our smart platform will include, among other features, a smart smoke detector, a smart carbon monoxide detector, and a WIFI extender. We intend to expand our operations to enable us to provide services relating to these functions, including high-speed internet services, monitoring systems designed to sense movement, smoke, fire, carbon monoxide, temperature, and other environmental conditions and hazards, monitor home access and visitors and address personal emergencies such as injuries and other medical emergencies. We intend to market such services to homeowners and other types of facilities, including rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, and retail. Our ability to provide such services will depend on a variety of factors, including, but not limited to, subscriber interest and financial resources, any applicable licensing and regulatory compliance, our ability to manage our anticipated expansion and to hire, train and retain personnel, and general economic conditions. We may partner with other businesses to provide such services. We expect to begin providing such services in 2023 but cannot provide any assurance that we will be able to do so.

Our History

We began in 2004 and started developing the Sky Plug & Receptacle technology in 2007 for installation of light fixtures and ceiling fans during manufacturing and as a Retrofit Kit for installing the Sky Technology in existing light fixtures and ceiling fans. Historically, we have sold hundreds of thousands of units of the Sky Plug & Receptacle technology through original equipment manufacturing and through other channels to lighting manufacturers and retailers who installed the Sky Plug & Receptacle technology into their lighting fixtures for sale at retail stores. We also sold, directly to retailers, approximately hundreds of thousands of Sky Plugs & Receptacles embedded with ceiling fans.

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

Third-Party Manufacturing and Suppliers

Our business model entails the use of third-party manufacturers to produce the Sky Technology product. The manufacturers currently used by us are in China and, with respect to products that bear the GE logo, as required by the Licensing Agreement with GE, such manufacturers must be approved by GE to ensure certain quality standards are met. To further ensure that quality specifications are maintained, we maintain an office in the Guangdong province in China that is staffed with GE trained auditors who regularly inspect the products that are being produced by third-party manufacturers.

Raw materials used in our products include copper, aluminum, zinc, steel, acrylonitrile butadiene styrene (ABS) plastic and wood. We also purchase integrated circuit chip sets or other electronic components from third-party suppliers or rely on third-party independent contractors, some of which are customized or custom made for us. While we have experienced shortages in obtaining necessary materials, including zinc, copper and steel, as well as integrated circuit chips to be used in our products, we have been able to make other arrangements and find additional suppliers as necessary. With respect to circuit chips, we believe we have obtained enough to manufacture our products by the anticipated launch date. Going forward, we believe we can obtain more chips and other materials as needed within a reasonable time period and may be able to replace components with different products or modify our design if necessary. Geopolitical matters may also impact our manufacturing.

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

●	Our main competitors for our Universal Power Plug and Play, Sky Plug & Receptacle product are: we do not have significant direct competition at this point to Universal Power Plug and Play, Sky Plug & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.

●	Our main competitors for our Smart Universal Power Plug and Play Sky Plug & Receptacle product are: we do not have significant direct competition at this point to Smart Universal Power Plug and Play Sky Plug & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.

●	Our main competitors for our Smart Plug and Play Light Fixture products are: we do not have significant direct competition at this point to our Smart Plug and Play Light Fixtures, although there are lighting manufacturers that have smart lights that are controlled through smart wall switches/app or other, including companies such as Casainc, Global Electric, Designers, Fountain, Enbrighten, NBG, Minka, Hampton Bay and other. To the best of our knowledge there are no other light fixtures that have an all-in-one combination of light fixtures that have both plug and play and smart.

●	Our main competitors for our Smart Plug and Play Ceiling Fan Products: we do not have significant direct competition at this point to our Smart Plug and Play Ceiling Fan products, although there are ceiling fan manufacturers that have smart fans that are controlled through smart wall switches/app or other, including companies such as Hunter, Minka, Home Decorators, Fanomation, Modern Homes, Hampton Bay and others.

●	Our main competitors for our Plug and Play All-In-One Safe-Smart Platform product: we do not have direct competition at this point to our Plug and Play All-In-One Safe-Smart Platform product, although there are many smart home companies that can be our competitors, including companies such as Control 4, Vivint, Apple, Google, Microsoft, Amazon, ADT, Blue, Cove and many others and many other smart home companies that have a variety of smart home products. To the best of our knowledge there are no other Plug and Play All-In-One Safe-Smart Platform products.

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

Corporate History and Information

We were originally organized in May 2004 as a Florida limited liability company under the name of Safety Quick Light, LLC. We converted to a Florida corporation on November 6, 2012. Effective August 12, 2016, we changed our name from “Safety Quick Lighting & Fans Corp.” to “SQL Technologies Corp.,” and, effective June 14, 2022, we changed our name to “SKYX Platforms Corp.” We currently do business as “Sky Technologies.” Our principal executive offices are located at 2855 W. McNab Road, Pompano Beach, Florida 33069, and our telephone number is (855) 759-7584. Our website can be found at www.skyplug.com. The information contained in or accessible from our website is not incorporated into this Form 10-K, and you should not consider it part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

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

We maintain a website at www.skyplug.com, and we make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on our website, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Information contained on or accessible through our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Our Code of Business Conduct and Ethics, as well as any waivers from and amendments to the Code of Business Conduct and Ethics, is also posted on our website.

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

We have incurred net losses since inception. In addition, in recent years, we shifted our business strategy to transition to smart products and technologies; accordingly, our revenue has decreased since 2018 as we sell through our existing inventory of discontinued products to facilitate our business transition. As a result of these recent changes to our business strategy, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. It is difficult to predict our future revenues and appropriate budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. Rather than relying on historical information, financial or otherwise, to evaluate us, you should evaluate us in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties and complications typically encountered by businesses in the early stage of their product development and launch, many of which will be beyond our control. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies, as well as the following risks, among others:

●	unanticipated problems, delays and expenses relating to the development and implementation of our business plans, such as potential manufacturing delays resulting from, among other things, difficulties finding suppliers, shipping disruptions and delays resulting in late deliveries of necessary supplies and materials, chip shortages, increases in expected costs due to inflationary pressures and material shortages, or delays resulting from a need or desire to obtain additional UL, cUL or CE certifications for new product configurations;
●	operational difficulties;
●	lack of sufficient capital;
●	competition from more advanced enterprises, including our need to gain brand awareness and attract customers, areas where our competitors may have an advantage; and
●	uncertain revenue generation.

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

We have incurred substantial losses in the past and reported net losses from operations of approximately $26.6 million and $5.2 million during 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $106.1 million.

We cannot assure you that we can achieve or sustain profitability in the future. For us to operate our business profitably, we need to successfully launch and market our new products and technologies, grow our sales, maintain cost control discipline while balancing development of our enhanced “all-in-one” Smart Sky Platform and potential long-term revenue growth, continue our efforts to reduce product cost, drive operating efficiencies and develop and execute our key strategic initiatives. Our planned expense levels are, and will continue to be, based in part on our expectations, which are difficult to forecast accurately based on our stage of development and factors outside of our control. Developing and marketing our products and technologies is costly, and we anticipate our costs will increase in the future as we continue to invest in our research and development efforts and make additional expenditures to develop and market our products and technologies, including new features, integrations, capabilities, and enhancements. Our expenditures may not result in improved business results or profitability over the long term, and our expenses may be greater than we anticipate, including due to, among other things, an increase in legal risk from the use of our products and technologies due to evolving laws, regulations or standards, an inability to timely and cost-effectively introduce successful smart products and other products and technologies, a security incident or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, we may be unable to adjust spending in a timely manner to compensate for any unexpected developments. There is a risk that our strategy to operate profitably may not be as successful as we envision or occur as quickly as we expect. We may not achieve our business objectives, and the failure to achieve such goals would have an adverse impact on us. To the extent that our revenues do not increase commensurate with our costs, our business, operating results and financial condition will be materially and adversely affected.

We anticipate that we will require additional financing in the near-term, and if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations.

We expect to derive much of our revenue from a portfolio of related products and technologies; if we cannot successfully launch our products or further develop them to include additional features, or our products and technologies fail to satisfy customer demands or achieve widespread market acceptance, our business, operating results, financial condition, and growth prospects would be adversely affected.

We expect to derive much of our revenue from smart products incorporating our “plug and play” technologies. Our ability to launch our smart products and obtain market acceptance of, and grow market demand for, our products and technologies is critical to our success. We may not be able to launch or manufacture our products and technologies in a timely manner, within budget or in a manner that gains market acceptance. The failure to successfully produce an all-in-one Smart Sky Platform would result in the loss of a substantial amount of investment dollars. Furthermore, developing our enhanced Smart Sky Platform takes management’s time and attention away from other opportunities. A failure to successfully develop and market our Smart Sky Platform could result in a material adverse impact on our business.

In addition, we have no experience in manufacturing our smart products. We may be unable to develop efficient, cost-efficient manufacturing capability and processes or obtain reliable sources of component supplies that will enable us to meet our quality, price, design, and production standards, as well as the production volumes, required to successfully mass market our products and technologies. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. Any failure to develop such manufacturing capabilities and processes within our projected costs and timelines could stunt our growth and impair our ability to produce, market, service and sell our products and technologies successfully.

Even if we can bring our smart products and technologies to market on our projected timeline and on budget, there can be no assurance that consumers will embrace our smart products and technologies in significant numbers. Our success depends on attracting many potential customers to purchase our products and, in the future, the associated services we intend to provide to our customers. We began accepting preorders in late 2022. Preorders are not commitments to purchase our products and are subject to cancellation by customers. If our existing preorder and prospective customers do not perceive our products to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Until the time that the smart products are commercially available for purchase and we are able to scale up our marketing function to support sales, there will be significant uncertainty as to customer demand for our smart products and technologies and the sales that we will be able to achieve. Further, demand for our products and technologies will be affected by a number of factors, many of which are beyond our control, such as our ability to obtain market acceptance; declines in consumer discretionary spending; the development and acceptance of new features, integrations and capabilities for our products and technologies; the timing of development and release of competing new products and technologies; consumer preferences; the perception of ease of use, reliability and security of our products and technologies; price or product changes by us or our competitors; technological changes and developments within the markets we serve; developments in data privacy regulations; growth, contraction and rapid evolution of our market; and general economic conditions and trends.

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

A key element of our strategy is to invest significantly in our research and development efforts to enhance the features, functionality, performance and ease of use of our products and technologies to address additional applications that will broaden the appeal of our products and technologies and facilitate their broad use. Our ability to conduct research and development activities as planned may also be negatively impacted if we return to a remote work environment as a result of the COVID-19 pandemic or other factors. Moreover, research and development projects can be technically challenging and expensive. As a result of the nature of research and development cycles, there will be delays between the time we incur expenses associated with research and development activities and the time we are able to offer compelling enhancements to our products and technologies and generate revenue, if any, from those activities.

Our research and development efforts remain subject to all of the risks associated with the development of new products and technologies based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development. If we expend a significant number of resources on research and development efforts that do not lead to the successful introduction of new products, functionality or improvements that are competitive in our current or future markets, our business and results of operations will suffer. If technical problems or delays arise, further improvements in our products and technologies and the introduction of future products or technologies could be adversely impacted, we could incur significant additional expenses, and the business may fail.

If we are unable to introduce new features or services successfully or make enhancements to our products and technologies or fail to integrate our products and technologies with a variety of third-party technologies, our business and results of operations could be adversely affected.

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

In addition, because we intend for our smart products to operate with a variety of systems, applications, data and devices, we will need to continuously modify and further upgrade our products and technologies to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our products and technologies will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our products and technologies, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.

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

With the growth of mobile devices and personal voice assistants, cloud services and artificial intelligence, the number of supporting platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners to produce products and technologies compatible with these platforms and enable access to and use of these platforms with our products and technologies. Our products strategy includes the sale of smart products and technologies controlled by a mobile application and designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa. The SkyHome mobile application is compatible with, and has been granted full access by, each of the foregoing platforms. Our ability to market such products and technologies will rely on our access to the platforms of third parties, some of which may be our competitors. Platform owners that are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products and technologies for their own platforms and may produce products and technologies that work better, or are perceived to work better, than our products and technologies in connection with those platforms. As we expand the number of platforms and software applications with which our products and technologies are compatible, we may not be successful in fully integrating the capabilities of those platforms or software applications and/or we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce our products and technologies. We may otherwise fail to navigate various new relationships, which could adversely affect our relationships with existing platform or software owners.

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

If we fail to maintain and improve our methods and technologies, or anticipate new methods or technologies, for data collection, organization, and cleansing, competing products and services could surpass ours in depth, breadth or accuracy of our insights or in other respects.

Current or future competitors may seek to develop new methods and technologies for more efficiently gathering, cataloging, or updating business information, which could allow a competitor to create a product comparable or superior to ours, or that takes substantial market share from us or that creates or maintains databases to produce insights at a lower cost than we experience. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data analysis tools and other technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our future success will depend, in part, upon our ability to:

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

Our success depends on our ability to design products and technologies popular with customers and consumers, effectively market our products and technologies, effectively manufacture our products, and successfully manage our operations, as well as our ability to develop and execute our strategic business initiatives. Our ability to successfully accomplish these objectives will depend upon a number of factors, including the following:

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

In addition, our ability to achieve our desired revenue and profitability goals depends on how effectively and timely we execute on our key strategic initiatives, including development of an enhanced Smart Sky Platform, and develop and implement new strategic business initiatives. Our current key strategic initiatives include the following:

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

We also may identify and pursue strategic acquisition candidates that would help support these initiatives, including the Acquisition, which is expected to provide us with direct distribution sales channels.

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

Our future growth and profitability are tied in part to our ability to successfully bring to market new and innovative smart products and technologies. We have evolved our business strategy to focus on producing smart products and technologies using our “plug and play” technologies. This expansion of our products and technologies also includes pursuing projects to develop recurring revenue streams, such as subscription services. We have invested, and plan to continue to invest, significant time, resources, and capital into expanding our products and technologies with no expectation that they will provide material revenue in the near term and without any assurance they will succeed or be profitable. In fact, these efforts have reduced our profitability, and will likely continue to do so, at least in the near term. We may also be unable to launch or manufacture our products and technologies or develop recurring revenue streams, such as anticipated subscription services, in a timely manner, which would further negatively impact our ability to become profitable. Moreover, as we continue to explore, develop and refine our smart products and technologies, we expect that market preferences will continue to evolve, and, accordingly, our products and technologies may not generate sufficient interest by end-user customers, and we may be unable to compete effectively with existing or new competitors, generate significant revenues or achieve or maintain acceptable levels of profitability.

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

We will need to raise additional financing to support our operations, but we cannot provide any assurance that we will be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We have limited financial resources, and we expect that our evolving strategy and expansion of business activities will require additional working capital, as we anticipate we will not generate sufficient cash flows from our operations to sustain our operations or to allow us to effectively develop our smart products and technologies or pursue our strategic initiatives. We are currently generating revenue partially from sales of our discontinued inventory; we expect to have additional sources of revenues from the e-commerce platform that will be acquired as part of the pending Acquisition. We expect that the release of our new smart products and technologies will require working capital to finish product development and manufacturing, and support market release and provide technical customer support upon its commercial release.

In the future, we will need to seek additional equity or debt financing to provide for our working capital needs. There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion or at all. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
●	loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants and control or revocation provisions, that are not acceptable to management or our board of directors;
●	debt financing increases expenses, and we must repay the debt regardless of our operating results; and
●	our ability to obtain additional capital may be adversely impacted by factors beyond our control, such as the market demand for our securities, the state of financial markets generally and other relevant factors, including potential worsening global economic conditions resulting from increasing inflation and interest rates, ongoing supply chain disruptions and shortages, labor shortages and geopolitical conditions, and any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide that arise from any economic downturn or recession.

As of December 31, 2022, we had approximately $6.7 million in cash and cash equivalents and $7.4 million in investments, available-for-sale. As we develop our revenue base, we have raised additional funds through the sale of our common stock and warrants and issuance of debt, including receiving approximately $20.5 million in net proceeds from our initial public offering completed in February 2022 and a private placement subordinated secured convertible promissory notes in an aggregate principal amount of $10.35 million in February and March 2023. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations for at least the next 12 months. For additional information regarding our financing arrangements, see the “Liquidity and Capital Resources” heading in the “Management’s Discussion and Analysis” section of this Form 10-K.

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

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. In addition, to the extent that we are unable to pay our obligations under our secured promissory notes with Nielsen & Bainbridge, LLC (“NBG”), the holders of certain outstanding convertible promissory notes, and the U.S. Small Business Administration (the “SBA”), or any other outstanding secured debt, the creditor could proceed against any or all of the collateral securing our indebtedness to it.

We also have received loan proceeds under the Paycheck Protection Program (the “PPP”), a substantial portion of which has been forgiven. The SBA may audit our loan forgiveness applications and further examine our eligibility for forgiveness, including the facts and circumstances existing at the time the loans were made. We can provide no assurances that any loan forgiven will not require repayment following an audit by the SBA.

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

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, such as the lingering effects of the COVID-19 pandemic. The effects and potential effects of the COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and continuity in business operations, creates significant uncertainty. In addition, the COVID-19 pandemic may cause an increase in costs resulting from our efforts to mitigate the effects The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, including the duration of the pandemic and the extent of any further resurgences in cases across the United States or shutdowns of manufacturing facilities in China, the emergence of new variants, some of which have been, and may be in the future, more transmissible or virulent than the initial strain, the timing, availability and acceptance of effective medical treatments and vaccines, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are uncertain and cannot be predicted. Even if the COVID-19 pandemic subsides, we may continue to suffer an adverse impact on our business due to the global economic effect of the pandemic, including any economic recession that has occurred or may occur in the future. Additionally, many of the risk factors disclosed in this Form 10-K have been, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

We operate in a highly competitive industry, and if we are unable to compete successfully, our business may be adversely affected.

Our products and technologies face strong competition from manufacturers and distributors of lighting and ceiling fan manufacturers, and, with respect to our smart products and technologies, from manufacturers and distributors of products addressing certain smart technologies, features or markets for the home and office worldwide. To remain competitive, we need to invest in research and development and marketing. Many of our competitors have stronger capitalization than we do, strong existing customer relationships and more extensive engineering, manufacturing, sales, and marketing capabilities. Competitors’ products and technologies may be more effective, more effectively marketed or sold or have lower prices or superior performance features than our products and technologies. Competitors could focus their substantial resources on developing competing products and technologies that may be potentially more attractive to customers than our products and technologies or offer competitive products and technologies at reduced prices to improve their competitive positions. We may also face competition from other products with existing technologies and from other smart home devices, and consumers may prefer individual device solutions that provide more narrowly targeted functionality instead of a more comprehensive integrated smart home solution. Any of these competitive factors could make it more difficult for us to attract and retain customers, require us to lower our prices to remain competitive or reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition. We may not have available sufficient financial or other resources to continue to make the investments necessary to maintain our competitive position.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets or other electronic components used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our ability to manufacture our products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. COVID-19 and geopolitical conditions have also negatively impacted the availability of certain electronic components. While we experienced shortages in obtaining necessary integrated circuit chips to be used in our products, we have been able to find additional suppliers for such components and we believe we have obtained enough to manufacture our products by the anticipated launch date. Going forward, we believe we can obtain more chips as needed within a reasonable time and may be able to replace difficult to acquire components with different products or modify our design if necessary. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

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

We depend on certain key manufacturers for our current products and plan to continue to rely on such manufacturers as we transition to sales of our smart products. If these relationships become strained, our results of operations and financial condition could be materially adversely affected. We also cannot predict whether our current or future manufacturing arrangements will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products. Even if we are successful in developing manufacturing capabilities and processes, we cannot provide any assurance that we will do so in time to meet market demand. Our failure to develop such manufacturing processes and capabilities, if necessary, in a timely manner could prevent us from achieving our growth and profitability objectives. In addition, our results of operations, financial condition and cash flows could be materially adversely affected if our third-party manufacturers were to experience problems with product quality, credit or liquidity issues, labor or materials shortages, or disruptions or delays in their manufacturing process or delivery of the finished products and components or the raw materials used to make such products and components. For instance, outbreaks of COVID-19 in China have led to manufacturing lockdowns and slowdowns in the past and may continue to do so going forward, which may impact us.

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

Additionally, a significant portion of our strategy will rely upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our strategy relies on our ability to reduce our production costs in order to remain competitive. As there is no historical basis for estimating the demand for our smart products and technologies, or our ability to develop, manufacture and deliver our smart products, we may be unable to accurately estimate our inventory and production requirements, which would affect our ability to successfully implement cost reduction measures. If we overestimate our requirements, we may have excess inventory, which would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacture of the smart products and result in delays in shipments and revenues. We may also rely on a limited number of suppliers; during the years ended December 31, 2022 and 2021, we had two major vendors that accounted for 100% of cost of sales. For additional information regarding our suppliers, see “Item 1. Business – Third-Party Manufacturing and Suppliers.” In addition, lead times for materials and components may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we are unable to successfully implement cost reduction measures, if these efforts do not generate the level of cost savings that we expect going forward or result in higher-than-expected costs, or if we fail to order sufficient quantities of components in a timely manner, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our third-party manufacturers and many of our suppliers are located in China, which exposes us to additional risks.

Our third-party manufacturers are in China, which exposes us to additional risks that could negatively impact our business and operations. We are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. The U.S. administration has imposed tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets to date, as we are transitioning our business, we cannot predict the impact of future tariffs on our products and technologies, and the costs of supplies and manufacturing may increase. If we cannot deliver our products on a competitive and timely basis, our relationships with customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. We cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

Further, such manufacturers may be subject to disruption by natural disasters, public health crises, and political, social or economic instability, including geopolitical conditions. The temporary or permanent loss of the services of any of our contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. For example, the continued impact of the COVID-19 pandemic and related quarantines and work and travel restrictions in China have led to manufacturing lockdowns and slowdowns and could disrupt production and impair our ability to manufacture and launch our products and technologies on our anticipated timelines.

Certain goods that we import are sourced from third-party suppliers in China. Our ability to successfully import such materials may be adversely affected by changes in U.S. laws. For example, in December 2021, the U.S. Congress passed the Uyghur Forced Labor Prevention Act (“UFLPA”), which imposed a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China (“XUAR”) or by persons that participate in certain programs in XUAR that entail the use of forced labor. U.S. Customs and Border Protection (“CBP”) has published both a list of entities that are known to utilize forced labor, and a list of commodities that are most at risk, such as cotton, tomatoes and silica-based products. Although none of our Chinese suppliers are in the XUAR, we do not currently have full visibility to the entirety of each supplier’s separate supply chains to be able to ensure that the raw materials or other inputs they use to manufacture their goods are not produced in XUAR. As a result of the UFLPA, products and materials we import into the U.S. could be held by the CBP based on a suspicion that inputs used in such materials originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending our providing satisfactory evidence to the contrary. Among other consequences, such an outcome could result in negative publicity that harms our brand and reputation and could result in a delay or complete inability to import such materials, which could result in inventory shortages and greater supply chain compliance costs.

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

We may pursue acquisitions, technology-licensing arrangements and strategic alliances, or dispose of some of our assets or operations as part of our business strategy. For instance, in February 2023, we entered into the Stock Purchase Agreement to acquire Belami. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and if such transactions are completed, we may not realize the expected benefits. If we are successful in completing an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities; for example, we agreed to assume Belami’s loan agreement with PNC Bank, National Association, consisting of a $2.0 million unused revolving line of credit and a term loan of approximately $2.5 million. In addition, we may experience diversion of our management’s attention from our existing business and initiatives in pursuing such a strategic transaction and could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense; for instance, in February and March 2023, we entered into the Private Placements, pursuant to which we issued convertible notes and warrants, and we agreed to issue common stock as consideration for the Acquisition. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technologies or products that may be important to the development of our business. We may also be subject to transaction-related litigation in connection with proposed acquisitions. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

We cannot provide any assurance that the Acquisition will successfully be completed or, if completed, that we will be able to realize the expected benefits of the Acquisition.

There can be no assurance that the proposed Acquisition of Belami will occur. Consummation of the Acquisition is subject to certain customary conditions, and there can be no assurance that the conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. Satisfaction of the closing conditions may delay the consummation of the Acquisition, and if certain closing conditions are not satisfied prior to the end date specified in the Stock Purchase Agreement, the parties will not be obligated to complete the Acquisition. If the Acquisition is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal and accounting fees that are payable by us whether the Acquisition is completed, and our management has devoted considerable time and effort in connection with the pending Acquisition. In particular, the Stock Purchase Agreement contains specified termination rights for each of the parties; among other things, the Company is obligated to pay the Sellers a $1.0 million termination fee if the Stock Purchase Agreement is terminated under certain circumstances. A failed acquisition could materially adversely affect our business, operating results or financial condition. In addition, the trading price of our securities could be adversely affected to the extent that the current price reflects an assumption that the Acquisition will be completed.

In addition, our success following the announcement of the Acquisition depends in part upon our and Belami’s ability to maintain our respective business relationships. Uncertainty about the effect of the Acquisition on customers, suppliers, employees, and other constituencies may have a material adverse effect on us and Belami. In connection with the pendency of the Acquisition, some persons with whom we have a business relationship may delay business decisions or decide to seek to terminate or modify their relationships with us or Belami, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Acquisition is completed. Such risks may be exacerbated by delays or other adverse developments with respect to the completion of the Acquisition.

If the Acquisition is successfully completed, we may not realize the expected benefits of the Acquisition. We and Belami have operated and, until completion of the Acquisition, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products or technologies in a successful manner is unproven. If we are not able to successfully integrate Belami’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Belami’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Belami’s operations with ours to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:

●	combining the companies’ corporate functions;
●	combining Belami’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the timeframe currently anticipated or at all;
●	maintaining existing agreements with customers, distributors, providers, talent, and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
●	determining whether and how to address possible differences in corporate cultures and management philosophies;
●	integrating the companies’ administrative and information technology infrastructure; and
●	evaluating and forecasting the financial impact of the Acquisition transaction, including accounting charges.

In addition, at times, the attention of certain members of our management and resources may be focused on completion of the Acquisition and integration planning of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.

We may incur significant, non-recurring costs in connection with the Acquisition and integrating the operations of the Company and Belami, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the long term or at all.

Also, Belami may have liabilities that were not discovered during our due diligence investigations. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

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

If we are unable to win contracts awarded through the competitive bidding process, we may not be able to operate in the market for products and services that are provided under those contracts for several years. If we are unable to consistently win new contract awards over any extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and perform such contract awards, our growth strategy and our business, financial condition and results of operations could be materially and adversely affected.

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

The growth and profitability of our business will depend on sales to industries that are subject to cyclical downturns, such as the construction and housing industries. Slowdowns in these industries may adversely affect our sales, which in turn would adversely affect our revenues and results of operations.

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

Some of our products, systems, business methods and technologies are covered by United States and international patents and patent applications. At this time, we do not own all of the intellectual property and proprietary information used in our products and technologies, and we do not have any contracts or agreements pending to acquire such intellectual property and proprietary information. If our relationship with the owner of the intellectual property and proprietary knowledge we use is impaired or we otherwise lose our ability to incorporate such intellectual property and proprietary knowledge in our products and technologies, our ability to manufacture and sell our products and technologies would be materially adversely affected. We offer no assurance about the degree of protection which existing or future patents may afford us. Likewise, we offer no assurance that our patent applications will result in issued patents, that our patents will be upheld if challenged, that competitors will not develop similar or superior business methods or products outside the protection of our patents, that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents. Effective protection of our United States patents may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. In addition, because some patent applications are maintained in secrecy for a period of time, we could adopt a technology without knowledge of a pending patent application, and such technology could infringe a third party’s patent.

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

We rely on our trademarks, trade names, and brand names to distinguish us and our products and services from our competitors. Some of our trademarks may conflict with the trademarks of other companies. Failure to obtain trademark registrations could limit our ability to protect our trademarks and impede our sales and marketing efforts. Further, competitors may infringe on our trademarks, and we may not have adequate resources to enforce our trademarks.

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

Much of our business relies on patent and trademark and other intellectual property protection. Although most of the challenges to our intellectual property would likely come from other businesses, governments may also challenge intellectual property protections. To the extent intellectual property we rely upon is successfully challenged, invalidated or circumvented, or to the extent it does not allow us to compete effectively, our business will suffer. To the extent that countries do not enforce our intellectual property rights or to the extent that countries require compulsory licensing of our intellectual property, our future revenues and operating income will be reduced.

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

We are subject to a variety of potential liabilities connected to our product and technology development and business operations, such as potential liabilities related to environmental risks. As a business that markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we have obtained insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions, and results of operations could be materially adversely affected.

We may be subject to legal claims against us or claims by us that could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation or claims related to our products and technologies, intellectual property, customers, employees, stockholders, distributors and sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits, our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. We may not have adequate resources in the event of a successful claim against us, and insurance may not be available in sufficient amounts or at all to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

We have limited product distribution experience and we expect to rely on third parties, who may not successfully sell our products and technologies.

Our ability to increase our customer base, achieve broader market acceptance of our products and technologies, grow our revenue and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We have limited product distribution experience and currently rely, and plan to rely primarily, on product distribution arrangements with third parties. As a result, our future revenues from sales of our products and technologies, if any, will depend on the success of the efforts of these third parties. We may also license our technology to certain third parties for commercialization of certain applications. We expect to enter into additional distribution agreements and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and technologies and may devote insufficient sales efforts to our products and technologies. We are also subject to the risks of distributors and resellers encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk, for example, if they are unable to pay for their purchases, or ongoing disruptions in business, such as from natural disasters or the effects of the COVID-19 pandemic.

We will rely on third parties maintaining open marketplaces to distribute our mobile application. If such third parties interfere with the distribution of our application, our business would be adversely affected.

We will rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, to make the mobile application controlling our products and technologies available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We will also depend on these third-party marketplaces to enable us and our users to update our mobile application timely, and to incorporate new features, integrations and capabilities. We will be subject to requirements imposed by such marketplaces, which may change their technical requirements or policies in a manner that adversely impacts the way in which we or third parties collect, use and share data from users through our mobile application. If we do not comply with these requirements, we could lose access to the mobile application marketplace and users, and our business, results of operations, and financial condition may be harmed.

In addition, Apple, and Google, among others, for competitive or other reasons, could stop allowing or supporting access to our mobile application through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our mobile application less desirable or harder to access. If it becomes more difficult for our users to access and use the mobile application controlling our smart products on their mobile devices, if our users choose not to access or use the application on their mobile devices, or if our users choose to use mobile products that do not offer access to the application, our user growth, retention and engagement could be seriously harmed.

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

Tools, code, subroutines, and processes contained within our mobile application may contain defects not yet discovered or contained in updates and new versions. Our introduction of updates and new versions with defects or quality problems may result in adverse publicity, reduced downloads and use, product redevelopment costs, loss of or delay in market acceptance of our products and technologies or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

Continued developments in U.S. tax reform and changes to tax laws and rates in other jurisdictions where we may do business could adversely affect our results of operations and cash flows. It is also possible that provisions of U.S. tax reform could be subsequently amended in a way that is adverse to the Company.

In addition, we may undergo tax audits in the jurisdictions in which we operate. Although we believe that our income tax provisions and accruals are reasonable and in accordance with generally accepted accounting principles in the United States (“GAAP”), and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of any tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties and interest assessments.

Finally, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a new corporate alternative minimum tax of 15% for certain large companies and a 1% excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022. We are in the process of evaluating the potential impacts of the IRA. While we do not currently expect the IRA to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible that the IRA could have a material adverse effect on our tax liability.

Certain U.S. state and local tax authorities may assert that the Company has a nexus with such states or localities and may seek to impose state and local income taxes on its income allocated to such state and localities.

There is a risk that certain state tax authorities where the Company does not currently file a state income tax return could assert that the Company is liable for state and local income taxes based upon income or gross receipts allocable to such states or localities. States and localities are becoming increasingly aggressive in asserting nexus for state and local income tax purposes. The Company could be subject to additional state and local income taxation, including penalties and interest attributable to prior periods, if a state or local tax authority in a state or locality where the Company does not currently file an income tax return successfully asserts that the Company’s activities give rise to nexus for state income tax purposes. Such tax assessments, penalties and interest may adversely affect the Company’s cash tax liabilities, results of operations and financial condition.

Taxing authorities may successfully assert that the Company should have collected or in the future should collect sales and use or similar taxes for its services, which could adversely affect the Company’s results of operations.

State taxing authorities may assert that the Company had an economic nexus with their state and were required to collect sales and use or similar taxes with respect to past or future products and technologies that the Company has sold or will sell, which could result in tax assessments, penalties, and interest. The assertion of such taxes against the Company for past sales, or any requirement that the Company collect sales taxes on future sales, could have a material adverse effect on its business, cash tax liabilities, results of operations and financial condition.

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

Our articles of incorporation, as amended (the “articles of incorporation”), contain a provision permitting us to eliminate the personal liability of our directors and officers to our Company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Florida law. Our second amended and restated bylaws (the “bylaws”) also contain provisions regarding indemnification of our directors, officers and employees, including, under certain circumstances, against attorneys’ fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. The foregoing obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and stockholders.

Other factors could have a material adverse effect on our future profitability and financial condition.

Many other factors can affect our profitability and financial condition, including:

●	changes in, or interpretations of, laws and regulations, including changes in accounting standards and taxation requirements;
●	changes in the rate of inflation, interest rates and the performance of investments held by us;
●	changes in the creditworthiness of counterparties that transact business with us;
●	changes in business, economic and political conditions, including: war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action; natural disasters; public health crises, including epidemics and pandemics, such as the ongoing COVID-19 pandemic; the cost and availability of insurance due to any of the foregoing events or other unforeseen events; labor disputes, strikes, slow-downs or other forms of labor or union activity; and pressure from third-party interest groups;
●	changes in our business and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates and opportunities existing now or in the future;
●	difficulties related to our information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, or interruption of these systems;
●	changes in credit markets impacting our ability to obtain financing for our business operations; or
●	legal difficulties, any of which could preclude or delay commercialization of products or technologies or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions and issues regarding compliance with any governmental consent decree.

Risks Related to Our Operations

Our actual operating results may differ significantly from guidance provided by our management.

From time to time, the Company may release guidance in its earnings releases, earnings conference calls, or otherwise, regarding its future performance that represent management’s estimates as of the date of release. This guidance, if released, would include forward-looking statements and would be based on projections prepared by the Company’s management. The Company’s guidance will not be prepared with a view toward compliance with published accounting and reporting guidelines, and neither its registered public accountants nor any other independent expert or outside party will compile or examine the projections and, accordingly, no such person will express any opinion or any other form of assurance with respect thereto. Guidance will be based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and are based upon specific assumptions with respect to future business decisions, some of which will change. The Company will generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that the Company would release guidance would be to provide a basis for the Company’s management to discuss its business outlook with analysts and investors. The Company will not accept any responsibility for any projections or reports published by analysts. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by the Company will not materialize or will vary significantly from actual results. Accordingly, the Company’s guidance will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from the Company’s guidance and the variations may be material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on any such guidance. Any failure to successfully implement the Company’s operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different from its guidance, and such differences may be adverse and material.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules adopted by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political and economic environment and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the way we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If and when these requirements divert the attention of our management and personnel from other business concerns, our business, financial condition and results of operations could be materially adversely affected. The increased costs have increased our expenses and may require us to reduce costs in other areas of our business. We cannot currently predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. This could be compounded in the event these rules and regulations make it more expensive for us to obtain director and officer liability insurance, which, in the future, could require us to accept reduced coverage or incur substantially higher costs to obtain coverage.

In addition, there has been increased focus from regulatory authorities, investors and other stakeholders on companies’ environmental, social and governance (“ESG”) policies and practices, including corporate citizenship and sustainability. Public interest and legislative pressure related to public companies’ ESG practices continues to grow; for example, the SEC has proposed rules regarding climate-related disclosures and included in its regulatory agenda potential rulemaking on corporate diversity. Furthermore, there exists certain “anti-ESG” sentiment among some individuals and governments, and several states have enacted or proposed “anti-ESG” policies or legislation, which may conflict with other laws and regulations. Compliance with ESG-related rules and regulations could increase compliance burdens and associated regulatory costs, as well as enhance the risk of claims and regulatory actions, which could adversely impact our reputation and our efforts to raise capital, including as a result of public regulatory sanctions.

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

Recruiting and retaining qualified personnel will also be critical to our success. The loss of the services of our executive officers or other key employees or contractors could impede the achievement of our research and development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time, as competition for experienced personnel in our industry is substantial and we could be impacted by labor shortages. In addition, if any of our officers or other key personnel join a competitor or form a competing company, we may lose some of our customers.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, should we no longer qualify as non-accelerated filer, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting. We are also required to design our disclosure controls and procedures to reasonably assure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

We may identify control deficiencies of varying degrees of severity under applicable SEC and PCAOB rules and regulations that remain unremedied. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Global financial markets have recently experienced, because of, among other factors, the COVID-19 pandemic, geopolitical conditions, increasing inflation and interest rates, currency exchange rates, labor shortages and supply chain disruptions and constraints, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, inflationary factors, such as increases in interest rates, government regulations, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the foreseeable future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with government regulations, and ongoing and potential geopolitical conflicts, employee availability and wage increases. Our general business strategy and ability to raise capital may be adversely affected by any economic downturn or recession, volatile business environment or continued unpredictable and unstable market conditions. Deterioration in the equity and credit markets may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our strategic plans. In addition, there is a risk that one or more of our current service providers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased or volatile stock prices for many companies, notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, geopolitical conditions and other political, regulatory and market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

As of December 31, 2022, our cash and cash equivalents were approximately $6.7 million, and we held approximately $7.4 million of investments, available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since December 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. For instance, in March 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank. While the Company does not have any direct exposure to these banks if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers’ parts, to access cash, cash equivalents or investments. Furthermore, our stock price has declined, and may decline in the future, as a result of the volatility of the stock market and any general economic downturn.

In addition, any failure by the U.S. federal government to increase the debt ceiling or any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition, and earnings. U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States or globally. The U.S. federal government hit its borrowing limit, or debt ceiling, on January 19, 2023. If the government fails to increase the debt limit, the U.S. government’s sovereign credit rating may be downgraded and the U.S. government could default on its debts, which could adversely affect the U.S. and global financial markets and economic conditions. Absent quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. If appropriations are delayed or a government shutdown was to occur and was to continue for an extended period of time, we could be at risk of program or contract cancellations and other disruptions and non-payment. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The efficient operation of our business is dependent on our information technology systems, some of which may need enhancement, updating and replacement. We rely on these systems generally to manage day-to-day operations, manage relationships with our customers and maintain our research and development data and our financial and accounting records. Despite our implementation of security measures, our internal computer systems, and those of our third-party manufacturers, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems as needed, or any compromise of the integrity or security of the data we generate from our information technology systems could have a material adverse effect on our results of operations, disrupt our business and product and technology development and make us unable, or severely limit our ability, to respond to customer demands. Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our information technology systems involve the storage of our confidential information and trade secrets, as well as our customers’ personal and proprietary information, in our equipment, networks and corporate systems. Security breaches expose us to the risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may result in a combination of significant legal and financial exposure, increased remediation and other costs, theft and/or unauthorized use or publication of our trade secrets and other confidential business information, loss of funds, damage to our reputation and a loss of confidence in the security of our products, technologies, services and networks that could have an adverse effect upon our business. While we take steps to prevent unauthorized access to our corporate systems, because the techniques used to obtain unauthorized access, disable, or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, the risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyberattacks have become more prevalent and harder to detect and fight against. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Any breach or failure of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Further, if a high-profile security breach occurs with respect to another provider of smart home solutions, the public may lose trust in the security of our smart products and technologies or in the smart home space generally, which could adversely impact our ability to sell such products and technologies. Even in the absence of any security breach, concerns about security, privacy or data protection may deter consumers from using our smart products and technologies.

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

We outsource substantially all of the infrastructure relating to our cloud solution to third-party hosting services, such as Amazon Web Services (“AWS”). Customers of our cloud-based solutions need to be able to access our platform at any time, without interruption or degradation of performance, and, in some cases, we need to provide them with service-level commitments with respect to uptime. Our cloud-based solutions depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, revenues, results of operations or cash flows. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyberattacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, regional epidemics, or global pandemics such as COVID-19 and other similar events beyond our control could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

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

Natural disasters, geopolitical events, and other highly disruptive events, such as the COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

Natural disasters and other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, public health crises, such as epidemics and pandemics (including the COVID-19 pandemic), geopolitical conditions, acts or threats of war or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability and the actions taken by governments could cause damage to or disrupt our business operations, or those of our manufacturers or our customers, and could create economic instability. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third party information technology and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could increase our costs, result in physical damage to or destruction or disruption of properties used in connection with the manufacture of our products, the lack of an adequate workforce in part or all of our operations, supply chain disruptions and data, utility and communications disruptions. In addition, these events could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of new regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, fees or restrictions on certain activities for us our manufacturers, our suppliers or our customers. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, and reduced emission allowances or additional restrictions on production or operations, as well as increased indirect costs resulting from our manufacturers, suppliers or customers that get passed on to us. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition.

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

Our stock price has been, and is likely to continue to be, volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of companies. The market price for our common stock may be influenced by many factors, including, in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the following:

●	our ability to successfully launch, and gain market acceptance of, our smart products and technologies;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our research and development, marketing efforts, strategic initiatives or other areas;

●	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the lighting and smart home sectors;
●	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate any economic downturn or recession resulting from ongoing economic conditions, including the impact of the COVID-19 pandemic and other geopolitical conditions;
●	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors and social media activity affecting companies such as GameStop Corp.; and
●	the other factors described in this “Risk Factors” section.

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

As of March 29, 2023, we had $1.3 million and $10.35 million aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at $15.00 and $3.00 per share, respectively, 880,400 shares of Series A Preferred Stock outstanding and warrants to purchase 2,063,522 shares of our common stock outstanding at an exercise price ranging from $3.00 to $12.00 per share. The conversion price of the notes or exercise price of the warrants may be less than the market price of our common stock at the time of conversion or exercise and may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate or exercise rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 3,536,669 shares of common stock. If all the outstanding warrants are exercised for shares of common stock, we would be required to issue an aggregate of 2,063,522 shares of common stock. If all of the Series A Preferred Stock outstanding are converted into shares of common stock, we would be required to issue an aggregate of 880,400 shares of common stock. If we issue any or all these shares, the ownership of our stockholders will be diluted.

If securities analysts do not publish research or reports about our business, or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors, 5% holders and their affiliates beneficially own, in the aggregate, approximately 51% of our outstanding common stock, as of March 20, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of other investors, and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We currently qualify as a “smaller reporting company,” which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in this Form 10-K and our periodic reports and proxy statements. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze the results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, increasing interest rates, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and labor and supply shortages have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns or recessions, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. Holders of our Series A Preferred Stock receive interest payments quarterly, at a rate of 6% per year, and rank senior with respect to interest on junior securities, dividends, distributions, or liquidation preference. We currently anticipate that we will retain all of our future earnings, if any, to support operations and to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

As a Florida corporation, we are subject to certain provisions of the Florida Business Corporation Act that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. Our articles of incorporation and bylaws also contain other provisions which could have anti-takeover effects. These provisions include, without limitation, the authority of our board of directors to issue additional shares of preferred stock and, to the extent there is any undesignated preferred stock, to fix the relative rights and preferences of the preferred stock without the need for any stockholder vote or approval; the requirement of a majority stockholder vote to remove directors from office or, if for cause, by a majority of the board of directors; and limitations on who may call special meetings of stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office space in Johns Creek, Georgia, Miami, Florida, Pompano Beach, Florida, New York, New York, and Guangdong Province, China. We anticipate moving our principal executive offices from Pompano Beach, Florida to Miami, Florida during 2023. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings or arbitration proceedings currently pending against our Company. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-K, we were not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on Nasdaq under the symbol “SKYX”.

Holders

As of March 20, 2023, there were approximately 178 holders of record of our common stock. This number does not include beneficial owners whose shares may be held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following is a summary of issuances of unregistered securities during the fourth quarter of 2022, to the extent not previously disclosed in a Current Report on Form 8-K filed by the Company: 59,000 shares of restricted shares of common stock were granted pursuant to agreements regarding services provided to the Company.

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

Issuer Purchases of Equity Securities

On December 31, 2022, the Company withheld 862 shares of common stock, at a price per share of $2.52, to satisfy tax withholding obligations due upon the vesting of a restricted stock grant held by Mr. Boisseau. We did not pay cash to repurchase these shares, nor was this repurchase part of a publicly announced plan or program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-K.

Overview

We have a series of advanced-safe-smart platform technologies. Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our second-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. While we have developed and created working prototypes of our advanced and smart products, we are continuing to refine the product prototypes and expect to begin manufacturing during 2023 for the advanced products and the smart universal power-plug, ceiling fans and lighting products and for the Smart Sky Platform. We hold over 60 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Inflation and related risk of recession has increased during 2022 and is expected to continue to increase during 2023. Inflationary factors, such as increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the foreseeable future (especially if inflation rates continue to rise). In addition, we may be negatively impacted as a result of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, employee availability and wage increases.

During February 2023, we announced the Acquisition, pursuant to which we agreed to acquire all of the issued and outstanding shares of Belami, a strategic e-commerce lighting and home décor conglomerate. The Company will pay both cash and common stock as consideration for the Acquisition. The Acquisition is expected to close during the second quarter of 2023. The Company expects that Belami will serve as a marketing and growth platform and will provide several distribution channels, including to retail customers, builders and professionals. For additional information regarding the Acquisition, see “Item 1. Business—Recent Developments.”

In connection with the Acquisition, the Company closed the Private Placements, pursuant to which the Company issued and sold (i) subordinated secured convertible promissory notes in the aggregate principal amount of $10.35 million and (ii) warrants to purchase an aggregate of up to 1,391,667 shares of the Company’s common stock for investors. The proceeds will be used for the cash component of the Acquisition consideration and to pay certain transaction expenses in connection with the Acquisition and the Private Placements.

In addition, in March 2023, the Company acquired 50% of the equity of a strategic e-commerce private label lighting website, for $225,000. The other 50% of the equity is owned by Belami. The Company expects that this acquisition will serve as another marketing and growth platform for the Company and will provide additional distribution to both professional and retail channels for the Company’s products.

Results of Operations

Years Ended December 31, 2022 and 2021

	2022	2021	Increase / (Decrease) ($)	Increase / (Decrease) (%)
Revenue	$32,022	$43,109	$(11,087)	(26)%
Cost of revenues	(18,913)	(88,461)	(69,548)	(79)%
Gross profit	13,109	(45,352)	58,461	NM

Selling, general and administrative expenses	26,638,291	5,142,731	21,495,560	NM
Operating loss	(26,625,182)	(5,188,083)	21,437,099	NM
Other income / (expense)
Interest expense, net	(589,009)	(560,382)	28,627	5%
Other income - loan forgiveness	178,250	—	178,250	NM
Other income	—	18,051	(18,051)	NM
Total other income (expense), net	(410,759)	(542,331)	(131,572)	(24)%

Net loss	$(27,035,941)	$(5,730,414)	$21,305,527	NM

NM: Not meaningful

Revenue

The decrease in revenues was directly related to the planned reduction of discontinued inventory as we continued to shift our focus to the development of our new patented “Smart” platforms and technologies. During 2022 and 2021, we opted to sell through our existing inventory of discontinued products to facilitate our planned transition into our new product lines.

We believe that revenues will be higher in 2023 than in 2022, since we launched the marketing of our advanced and smart products in late 2022 and expect to begin commercial sales in 2023. We also expect the pending Acquisition to increase our revenues, assuming the Company successfully consummates the Acquisition.

Cost of Revenues

During 2022 and 2021, revenues were mostly derived from the sale of a small number of replacement parts and standard canopy kits. The inventory and related costs of such products are not significant and are not reflected on our balance sheet nor in the cost of revenues. The reduction in cost of revenues was related to the decrease in sales, which resulted from our decision to discontinue our old products and transition to our patented “Smart” platforms and technologies.

We believe that cost of revenues will increase in 2023 compared to in 2022, commensurate with an anticipated increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of an allocation of product development, sales, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including non-cash equity-based compensation.

The increase in selling, general, and administrative expenses during 2022 when compared to the prior year was primarily due to the following:

●	Increase of $12.5 million related to share-based payments during 2022 when compared to 2021, which was primarily due to a greater number of shares of common stock issued and options granted for services during 2022;
●	Increased investments in marketing programs and product development of approximately $2.4 and $1.9 million, respectively, in anticipation of the launch of our product offerings during 2022 compared to 2021; and
●	Increase in other spending amounting to $3.8 million related to support of planned increase in scope of operations.

We believe that our selling, general, and administrative expenses will be higher during 2023 when compared to 2022 as we continue to invest to support our anticipated growth.

Other Income (Expense)

The increase in interest expense in 2022 when compared to the prior year was primarily due to higher weighted-average interest-bearing obligations during 2022, resulting from the compounding of accrued interest.

The increase in other income - loan forgiveness during 2022 when compared to the prior year was due the forgiveness of a PPP loan during the first quarter of fiscal 2022, which did not occur during 2021.

We believe that interest expenses will increase during fiscal 2023 when compared to 2022, primarily as a result of increased operating lease liabilities.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had $16.8 million and $10.4 million in cash and cash equivalents, restricted cash, and investments in debt securities, respectively. As we develop our revenue base, we have raised additional funds through the sale of our common stock and securities convertible into our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million and the Private Placements in February and March 2023 for gross proceeds of $10.35 million, pursuant to which we issued convertible notes and warrants. We believe that our existing cash and debt securities will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including consummation of the Acquisition, our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter in arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, including the pending Acquisition, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

During 2022, we entered into certain lease and sublease agreements, including (i) a sublease agreement entered into during April 2022, pursuant to which we agreed to sublease approximately 3,400 square feet of office space located on the 54th floor of Carnegie Hall Tower, located at 152 West 57th Street, New York, New York, at a fixed monthly base rent starting at $26,893 for the first year of the sublease, and (ii) a lease agreement entered into during September 2022, pursuant to which we agreed to lease approximately 32,200 square feet located at 400 Biscayne Boulevard, Miami, Florida, at a fixed minimum monthly base rent of $214,480 during the first full year of the lease. The Miami, Florida lease provides for rent abatements of a minimum of 10 months, as well as for the lessor’s leasehold improvements of up to $2.3 million. We also issued a letter of credit of $2.7 million to one of the lessors as collateral for certain obligations related to the lease.

We owe approximately $5.5 million under fixed rate obligations and $1.3 million under convertible notes as of December 31, 2022. We issued an additional $8.1 million in convertible notes during the first quarter of 2023. In addition, we owe GE certain minimum royalty payments under the License Agreement which amounted to $2.6 million as of December 31, 2022.

2022

During 2022, we used $13.8 million in our operating activities, which consisted of our net loss of $27.0 million adjusted for non-cash equity compensation of $14.0 million and an increase of inventory of $1.0 million. We have recently increased our inventory in preparation for the anticipated launch of commercial sales of our advanced and smart products during 2023.

Our net cash used in investing activities amounted to $8.1 million and consisted primarily of purchases of debt securities of $7.4 million.

We generated $20.9 million in financing activities, of which $20.6 million was generated from our initial public offering.

2021

During 2021, we used $4.6 million in our operating activities, which consisted of our net loss of $5.7 million adjusted for non-cash equity compensation of $1.5 million.

We generated $12.9 million in financing activities, which consisted primarily of proceeds from issuance of our shares of common stock of $13.0 million.

Non-GAAP Financial Measures

Management considers selling, general, and administrative expenses, adjusted for non-cash stock compensation, an important indicator in consistently evaluating our business operations and the use of cash in our operating activities. We use such measure to analyze and evaluate our liquidity and capital resources and intend to continue using such measure until we generate revenues. Such measure eliminates significant items that do not involve cash outlay. This measure should be considered in addition to, rather than as a substitute, for selling, general and administrative expenses. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the year ended December 31,
	2022	2021
Sales, general, and administrative expenses, as reported	$26,638,291	$5,142,731
Non-cash share-based payments	(13,959,796)	(1,463,033)
Non-cash, sales, general, and administrative expenses, as adjusted	$12,678,495	$3,679,698

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our 2022 consolidated financial statements. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022 and 2021, we believe the amounts reported for cash, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

Stock-based compensation is measured at the grant date of options based on the value of the award granted using the Black- Scholes option pricing model based on projections of various potential future outcomes and recognized over the period in which the award vests. Expected volatility is the assumption having the greatest impact on the fair value of options. Our expected volatility is based on the historical volatility of comparable companies. For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination. The stock-based compensation expense is included in general and administrative expenses.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (the COSO Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

2023 Annual Meeting of Stockholders

The Company’s 2023 Annual Meeting of Stockholders is scheduled to be held on June 28, 2023. Stockholders of record as of May 9, 2023 will be entitled to receive notice of, and vote at, the annual meeting.

Private Placement

On March 29, 2023 (the “Closing Date”), the Company closed a private placement offering (the “March 2023 Private Placement”) pursuant to a securities purchase agreement (the “Private Placement Agreement”) with certain existing Company investors, providing for the issuance and sale by the Company to such investors of (i) subordinated secured convertible promissory notes in the aggregate principal amount of $2.25 million (the “Notes”) and (ii) warrants to purchase an aggregate of up to 375,000 shares of the Company’s common stock (the “Warrants”). The proceeds will be used for the cash component of consideration for the Acquisition and to pay certain transaction expenses in connection with the Acquisition and the March 2023 Private Placement. Pursuant to the Private Placement Agreement, the proceeds cannot be used to satisfy any portion of the Company’s debt (other than payment of trade payables in the ordinary course of the Company’s business and prior practices), for the redemption of any common stock or certain securities that may be converted or exercised into common stock or for the settlement of any outstanding litigation.

The terms of the March 2023 Private Placement are substantially the same as the private placement offering of convertible notes and warrants completed by the Company on February 6, 2023, as described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 7, 2023.

The Private Placement Agreement contains customary representations and warranties and provides the investors with certain registration rights. The Notes mature on the fourth anniversary of the Closing Date and contain customary acceleration events. The principal amount of the Notes is convertible at any time after the Closing Date, in whole or in part, at the option of the respective holder, into shares of common stock at an initial conversion price of $3.00 per share, subject to adjustment and a minimum conversion price of $2.70 per share. Interest on the Notes accrues at a rate of 10% per annum, all of which is payable quarterly in arrears in cash or in shares of the Company’s common stock at the Note conversion price on the date the principal balance of the Note is paid in full or fully converted, at the holder’s election. The Notes are secured by substantially all of the Company’s accounts, instruments, and tangible and intangible property, which secured interest is subordinated to interests held by other parties in such collateral as of the Closing Date and certain future debt. The Company may prepay the entire then-outstanding principal amount of a Note at any time, plus a prepayment premium; if the Company exercises such right, the Note holder may instead elect to convert the Note. After the third anniversary of the Closing Date, holders may require the Company to repay the outstanding principal balance and accrued interest on the Notes with 30 days’ prior written notice. The Warrants are exercisable for five years after the Closing Date and are exercisable immediately after their issuance, in whole or in part. The Warrants have an initial exercise price of $3.00 per share, subject to adjustment and a minimum exercise price of $2.70 per share. Investors may demand the Company repay their Notes in the event the Acquisition does not close by June 30, 2023, or earlier upon notice from the Company.

The Notes and the Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent that, if after giving effect to such conversion or exercise, the holder or any of its affiliates would beneficially own in excess of 4.99% or 9.99%, as elected by the holder, or such other percentage as the holder may select, of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company, provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. In no event will the aggregate number of shares of common stock that may be issued pursuant to the Acquisition and the Private Placements, including the number of shares of common stock issued or issuable upon conversion of the Notes and exercise of the Warrants, plus the number of shares of common stock issued or issuable in connection with the Acquisition, exceed 19.99% of the common stock outstanding on the Closing Date prior to closing the February 2023 private placement, unless the Company obtains stockholder approval.

The issuance of the Notes and Warrants in the March 2023 Private Placement were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our executive officers and directors, and each such person’s age as of March 20, 2023.

Name	Age	Position(s)
Rani R. Kohen	57	Director, Executive Chairman
John P. Campi	78	Chief Executive Officer
Marc-Andre Boisseau	58	Chief Financial Officer
Steven M. Schmidt	69	President
Patricia Barron	62	Chief Operations Officer
Thomas J. Ridge	77	Director
Dov Shiff	75	Director
Leonard J. Sokolow	66	Director
Gary N. Golden	68	Director
Efrat L. Greenstein Brayer	60	Director
Nancy DiMattia	62	Director

The following information provides a brief description of the business experience of each executive officer and director.

Rani R. Kohen founded the Company and invented our technologies. He has served as Executive Chairman of the Board since 2016 and as Chairman of our Board of Directors since November 2012. Mr. Kohen also previously served as our Chief Executive Officer from 2004 through 2012. Mr. Kohen is a businessman, entrepreneur and inventor of our technologies. He brings strategic acumen with over 20 years of experience in business, as well as in advanced smart home technologies, product design, lighting, and other related businesses. Since founding the Company, he has succeeded in attracting and engaging accomplished Board members, talented management and leading executives from various industries. He has led every major milestone achieved by the Company to date, including securing substantial financing to support the Company’s growth. The Board of Directors believes that with Mr. Kohen’s leadership and qualifications, and the continuity that he brings with his advanced business strategies, he will continue to move us forward towards achieving our goals.

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

Marc-Andre Boisseau has served as our Chief Financial Officer and as our principal financial officer and principal accounting officer since January 1, 2022. Mr. Boisseau is a partner of Boisseau, Felicione & Associates Inc., which provides assurance, advisory and tax services for public and private companies in a variety of industries and which he founded in February 2002. Among other positions, Mr. Boisseau served at Citrix Systems, Inc., a publicly-traded software development company, as Corporate Controller from 1995 to December 1999 and as Principal Accounting Officer from March 1997 to December 1999, and as a senior auditor at Ernst & Young. Mr. Boisseau is a Certified Public Accountant.

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

Patricia Barron has served as our Chief Operations Officer since June 2007. Prior to joining the Company, Ms. Barron was the President and owner of LTG Services, Inc., which focused on safety consulting services, specializing in the review and compliance of electrical products requiring UL, CSA, and CE certifications, since 1989. Prior to that, Ms. Barron worked as a consultant and engineer in the lighting, safety and approval industry and, from June 1977 to August 1984, worked as an engineering assistant for Underwriters Laboratories, Inc. (n/k/a UL) in the ceiling fan category. Ms. Barron received her MBA from Georgia State University. Ms. Barron has extensive industry and executive experience.

Governor Thomas J. Ridge has served as a director of the Company since June 2013. Mr. Ridge has served as Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company and provider of insurance and risk transfer solutions, since July 2006, where he also currently serves as Chairman of the board and previously served as President. In 2014, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cybersecurity. In April 2010, Mr. Ridge became a partner in Ridge Policy Group, a bipartisan, full-service government affairs and issue management group. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from September 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security.

Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania, from 1995 to 2001, and served as a member of the U.S. House of Representatives from January 1983 until January 1995. Mr. Ridge previously served as a member of the board of directors of The Hershey Inc. (NYSE: HSY), a global confectionery leader, from November 2007 to May 2018, Advaxis, Inc. (then Nasdaq: ADXS), a clinical-stage biotechnology company, from August 2015 to March 2018, and LifeLock, Inc. (then NYSE: LOCK), a provider of identity theft protection, from March 2010 to February 2017, until its merger with a subsidiary of Symantec Corporation, as well as several other public companies. Mr. Ridge serves as Co-Chair of the Bipartisan Commission on Biodefense, as Chairman of the board of the National Organization on Disability, and as a member of board of trustees of the Center for the Study of the Presidency, among other private organizations. Our Board believes Mr. Ridge’s qualifications to serve as a member of our Board include his vast experience in both government and industry, his service on other public and private company boards and his expertise in retail, risk management and cybersecurity.

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

Mr. Sokolow has served on the board of directors of Consolidated Water Co. Ltd. (Nasdaq: CWCO), a developer and operator of advanced water supply and treatment plants and water distribution systems, since June 2006, where he currently serves as Chairman of the Audit Committee and as a member of the Nominations and Corporate Governance Committee. In addition, Mr. Sokolow has served on the board of directors of Vivos Therapeutics, Inc. (Nasdaq: VVOS), a medical technology company focused on developing and commercializing innovative treatments for adult patients suffering from sleep-disordered breathing, since June 2020, where he currently serves as Chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee, and on the board of directors of Agrify Corporation (Nasdaq: AGFY), a developer of precision hardware and software grow solutions for the indoor agriculture marketplace, as well as providing associated consulting, engineering, and construction services, since December 2021, where he currently serves as a member of the Audit Committee and the Compensation Committee. Mr. Sokolow previously served on the board of directors of, and as Chairman of the Audit Committee for, Marquee Energy Ltd. (formerly Alberta Oilsands Inc.) (then TSXV: MQX), an energy company. Our Board believes Mr. Sokolow’s qualifications to serve as a member of our Board include his extensive experience in the financial industry and in strategic planning, mergers, acquisitions, securities, and corporate development advisory services, his service on other public company boards and his history of executive leadership in developing and operating businesses.

Gary N. Golden has served as a director of the Company since February 2022. Since April 2022, Mr. Golden has been with vcfo, which offers fractional CFO and HR services to clients who require advisors they could trust to guide them through major changes. During 2021, Mr. Golden served as interim Chief Financial Officer of ADB Companies, which provides strategy, design, execution and program management services for the communication, utility, and technology industries. Prior to that, during 2021, Mr. Golden served as a project manager and professional services contractor for MMC Group, Inc., which offers full-service workforce solutions, and as interim controller at SportClips Haircuts. During 2020, he served as a special project auditor for WebsterRogers LLP, a South Carolina-based accounting and consulting firm that provides a broad spectrum of assurance, tax and advisory services. From 2013 to 2019, Mr. Golden served as Chief Financial Officer at NBG Home, an affiliate of Nielsen & Bainbridge and one of the largest home decor manufacturing companies and importers globally. From 2008 to 2013, Mr. Golden served as Chief Financial Officer and Professional Services Contractor for MMC Group, Inc. Mr. Golden has served in a variety of other financial and operational roles, including as Vice President, Controller of Kinko’s Inc., Senior Vice President and Corporate Controller of Blockbuster, Inc., and in controller and internal audit roles at Fuqua Industries and Qualex, Inc. Mr. Golden is a licensed Certified Public Accountant and began his career at Arthur Andersen & Inc. Our Board believes Mr. Golden’s qualifications to serve as a member of our Board include his financial expertise, including his status as an “audit committee financial expert,” and his experience in the home goods and lighting industry.

Efrat L. Greenstein Brayer has served as a director of the Company since February 2022. Ms. Greenstein Brayer currently serves as Co-Founder and Chief Executive Officer of Merkavah Inc. (d/b/a Ezzree), which provides online emotional and spiritual support care services, and has been principal attorney of the law office of Laura Greenstein since 2000, where she provides services as a corporate finance attorney. Ms. Greenstein Brayer previously served as a contract attorney with Holland & Knight from 2006 through 2012, as associate counsel at Bank Hapoalim B.M. from 1996 through 2000, as an associate at Rogers & Wells (later acquired by Clifford Chance) from 1993 through 1996, and as an associate at Haight, Gardner, Poor & Havens (later acquired by Holland & Knight) from 1988 through 1993. Ms. Greenstein Brayer has also served as an officer or director of several private companies. Our Board believes Ms. Greenstein Brayer’s qualifications to serve as a member of our Board include her corporate law expertise and her experience founding and serving as Chief Executive Officer of a private company, including in customer service and technology innovation.

Nancy DiMattia has served as a director of the Company since February 2022. Ms. DiMattia has served as Chief Financial Officer of Island Stone North America, a manufacturer and supplier of natural stone and man-made tiles, since October 2022. Ms. DiMattia previously served as Senior Vice President and Chief Financial Officer of Tile Shop Holdings, Inc., a publicly traded specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories, from September 2019 until January 2022, where she continued to serve in an advisory capacity through March 2022. She also previously provided consulting services to Tile Shop Holdings, Inc. from July 2019 until September 2019. Before joining Tile Shop Holdings, Inc., Ms. DiMattia gained over twenty-five years of experience in financial reporting and accounting processes in positions of increasing responsibility at Virginia Tile Company. She most recently served as the Corporate Controller from 2005 until March 2019. During her tenure at Virginia Tile Company, she was responsible for establishing sound financial management, promoting effective internal accounting controls, developing and leading highly competent accounting teams, and maintaining a documented system of accounting policies and procedures. Our Board believes Ms. DiMattia’s qualifications to serve as a member of our Board include her retail industry experience, including her experience overseeing retail-related information technology measures and working with a customer base that includes architects and designers, and financial expertise, including managing audits, internal controls and mergers and acquisitions.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of seven directors. The number of directors is determined by our board of directors or our stockholders, but will not be less than five persons, subject to the terms of our articles of incorporation and our bylaws. Each director is elected to a one-year term and holds office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. Vacancies and newly created directorships on the board of directors may be filled at any time by the remaining directors.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each member of each standing committee of our board of directors qualifies as an independent director in accordance with the listing standards of Nasdaq. Our board of directors may from time to time establish other committees; for example, the board of directors has established a business strategy and development committee, which consists of Rani R. Kohen, Leonard J. Sokolow, and, as of March 2023, Nancy DiMattia.

Each standing committee operates pursuant to a charter adopted by our board of directors. The full text of our audit committee charter, compensation committee charter and nominating and corporate governance committee charter are posted on the investor relations section of our website at www.skyplug.com.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. DiMattia, Mr. Golden and Ms. Greenstein Brayer, who is the chair of the nominating and corporate governance committee. The functions of the nominating and corporate governance committee include:

●	identifying and evaluating individuals qualified to become members of the board of directors;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

●	considering, developing and recommending to the board of directors policies and procedures with respect to the nomination of directors or other corporate governance matters;

●	reviewing disclosures relating to our corporate governance practices to be included in our annual proxy statement or Form 10-K, as applicable;

●	reviewing our policies and practices regarding corporate social responsibility and ESG matters and related risks;

●	reviewing proposals submitted by stockholders for inclusion in our proxy materials; and

●	overseeing the evaluation of our board of directors and board committees.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all of our directors, employees, and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). The full text of our Code of Business Conduct and Ethics is posted on the investor relations section of our website at www.skyplug.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website within four business days following the date of the amendment or waiver.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires all persons subject to such reporting requirements to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us that no other reports were required, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with during the fiscal year ended December 31, 2022, except as follows: an inadvertently omitted holding of a subordinated convertible promissory note on the initial Form 3 for Leonard J. Sokolow filed February 9, 2022; inadvertently omitted restricted shares on the initial Form 3 for Steven M. Schmidt filed February 9, 2022; a Form 4 filed by Thomas J. Ridge on March 16, 2022, reporting the March 11, 2022 grant of shares of restricted stock and options pursuant to the non-employee director compensation program; Forms 4 filed by Mr. Ridge on April 6, 2022 and July 6, 2022, reporting the March 31, 2022 and June 30, 2022, respectively, issuances of restricted stock paid in lieu of the cash retainer payable for service on the Board, pursuant to the non-employee director compensation program; and a Form 4 filed by Dov Shiff on July 6, 2022, reporting the June 30, 2022 issuance of restricted stock paid in lieu of the cash retainer payable for service on the Board, pursuant to the non-employee director compensation program.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Overview

Our “named executive officers” for the year ended December 31, 2022 were:

●	John P. Campi, Chief Executive Officer (and former Chief Financial Officer through December 31, 2021);

●	Rani R. Kohen, Executive Chairman;

●	Marc-Andre Boisseau, Chief Financial Officer (since January 1, 2022);

●	Steven M. Schmidt, President; and

●	Patricia Barron, Chief Operations Officer.

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

The compensation committee of our board of directors evaluates our executive compensation values and philosophy and executive compensation plans and arrangements as circumstances require. As part of this review process, we expect the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Executive Compensation Program Components

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution and are designed to attract and retain employees over time. Each of our named executive officers (other than Mr. Schmidt) receives a base salary set forth in an employment agreement entered into with the Company, and the board has the discretion to review and adjust each applicable named executive officer’s base salary. Mr. Campi, Mr. Kohen, Ms. Barron and Mr. Boisseau received an annual base salary of $150,000, $300,000, $150,000, and $144,000, respectively, during 2022.

Incentive and Bonus Compensation

Each named executive officer’s employment agreement also provides for the receipt of incentive and/or bonus compensation, which may be paid annually in cash and/or stock. These incentive compensation and bonus awards are designed to focus our executive officers on our business objectives of growing our business, including increasing our revenue and income.

Mr. Campi is eligible to receive annual incentive compensation consisting of both a cash component, based on our annual gross revenue and annual net income, and an equity component, consisting of a number of options to purchase common stock determined based on our quarterly net income. Mr. Kohen is eligible to receive annual incentive compensation based on our annual gross revenue, which may be paid in cash, stock and/or options, as well as supplemental bonus compensation of performance-based stock options to purchase up to 17,000,000 shares of common stock at an exercise price ranging between $4.00 and $12.00 per share, determined based on the achievement of specified market capitalizations of the Company, and the potential to receive further options based on the achievement of additional specific market capitalizations of the Company, as described further below under “Agreements with Named Executive Officers.” Ms. Barron is eligible to receive annual incentive compensation consisting of a cash payment based on our net revenues. Mr. Schmidt is eligible to receive a stock bonus of 20,000 shares that will be payable upon achievement of certain sales program goals, and he may be eligible to receive additional bonus compensation as determined by the Company. Mr. Boisseau is eligible to receive performance-based compensation in the form of a bonus, payable in equity and/or cash, as determined by the compensation committee, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. The actual incentive and/or bonus compensation earned by each of our named executive officers during our most recent fiscal year is set forth in the “Summary Compensation Table” below.

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

In addition to the equity incentive and supplemental bonus awards described above, pursuant to the Chairman Agreement (as defined below), effective January 1, 2022, Mr. Kohen was granted five-year options to purchase 1,020,000 shares of common stock, which have an exercise price of $12.00 per share, vest as to 340,000 shares on each of January 1, 2023, 2024 and 2025, and expire January 1, 2027.

Pursuant to his employment agreement, Mr. Schmidt received the following equity grants: a five-year option to purchase 60,000 shares of common stock at an exercise price of $0.10 per share, which vested in three equal annual installments on each of October 1, 2020, 2021 and 2022; a five-year option to purchase 60,000 shares of common stock at an exercise price of $6.00 per share, which vested in three equal annual installments on each of October 1, 2020, 2021 and 2022; and a five-year option to purchase 100,000 shares of common stock at an exercise price of $12.00 per share, which vests in four equal annual installments on each of June 1, 2021, 2022, 2023 and 2024 (which includes a signing bonus of options to purchase 25,000 shares). Mr. Schmidt’s employment agreement also provides for an annual grant of 25,000 shares of common stock on each of June 1, 2022, 2023 and 2024.

We also grant equity-based sign-on bonuses when necessary and appropriate to advance our and our stockholders’ interests, including to attract or retain top executive-level talent. Each of Mr. Campi’s, Mr. Kohen’s and Ms. Barron’s 2019 agreement provided for a sign-on bonus of a stock option to purchase 120,000, 120,000 and 100,000 shares of common stock, respectively, at an exercise price of $6.00 per share, which vested in full on December 31, 2020, January 1, 2020 and December 31, 2020, respectively. Mr. Schmidt’s agreement provided for a signing bonus of 25,000 shares of common stock and options to purchase 25,000 shares of common stock at an exercise price of $12.00 per share, which vested in full on June 1, 2021. Mr. Kohen’s Chairman Agreement provided for a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $12.00 per share, which was granted effective January 1, 2022 and vested in full on January 1, 2023. Mr. Boisseau’s agreement provided for a signing bonus consisting of (1) 10,000 shares of restricted common stock, which vested in four equal installments as of the end of each quarter in 2022, and (2) a three-year stock option to purchase 10,000 shares of common stock, which vested in four equal installments at the end of each quarter in 2022, and which were both granted effective March 11, 2022. The options have an exercise price of $12.34 per share.

Benefits and Perquisites

We offer health insurance to our full-time employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. For instance, Mr. Kohen is eligible to receive a $1,000 per month vehicle allowance, pursuant to the Chairman Agreement; Mr. Kohen did not receive this allowance during 2021. On occasion, the Company pays travel expenses for family members and guests of named executive officers, to accompany named executive officers on trips for business purposes such as road shows and other events.

Summary Compensation Table

The following table sets forth summary compensation information for the named executive officers and includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period.

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)(4)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
John P. Campi	2022	150,000	—	—	—	90	—	—	150,090
Chief Executive Officer (and former Chief Financial Officer through December 31, 2021)	2021	150,000	—	—	—	99	—	—	150,099
Rani R. Kohen	2022	300,000	—	—	2,419,539	90	—	28,496	2,748,125
Executive Chairman	2021	250,000	—	—	—	198	—	—	250,198
Marc-Andre Boisseau	2022	144,000	—	123,400	6,611	—	—	—	274,011
Chief Financial Officer (since January 1, 2022)
Patricia Barron	2022	150,000	—	—	—	90	—	17,409	167,499
Chief Operations Officer	2021	150,000	—	—	—	99	—	—	150,099
Steven M. Schmidt	2022	—	—	—	—	—	—	—	—
President	2021	—	—	75,000	64,962	—	—	—	139,962

(1)	Mr. Schmidt has served as a consultant to the Company since August 2019 and has served as our President since June 2021.

(2)	During 2021, each of Mr. Campi and Mr. Kohen deferred a portion of their salary due to circumstances resulting from the impact of the COVID-19 pandemic and preparation for our initial public offering, including $150,000 deferred by Mr. Campi and $67,500 deferred by Mr. Kohen. These deferred amounts are included in this table.

(3)	The value of stock awards and options in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”). The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 12 to our consolidated financial statements for the year ended December 31, 2022.

(4)	Pursuant to his amended employment agreement Mr. Schmidt received: (i) during 2021, 25,000 shares of common stock and options to purchase 100,000 shares of common stock at an exercise price of $12.00 per share, and (ii) during 2022, 25,000 shares of common stock. Pursuant to his employment agreement, during 2022, Mr. Boisseau received 10,000 shares of common stock and options to purchase 10,000 shares of common stock at an exercise price of $12.34 per share. For more information regarding stock awards and option awards granted to Messrs. Kohen, Boisseau and Schmidt during fiscal 2022 and 2021, see “Agreements with Named Executive Officers” below.

(5)	Non-Equity Incentive Plan Compensation reflects incentive compensation and commission payable pursuant to each individual’s respective employment agreement, typically as a percent of the Company’s net revenue or sales earned, and in each case as described below under “Agreements with Named Executive Officers.”

(6)	On occasion, the Company pays travel and lodging expenses for family members and guests of named executive officers, to accompany named executive officers on trips for business purposes such as road shows and other events. There was no incremental cost associated with family member travel that required disclosure in the aforementioned compensation table

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2022:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) Not exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)*	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
John P. Campi	120,000	—		—	$6.00		9/1/2024	—		—	—	—
Rani R. Kohen(1)	1,000,000	—		—	$0.60		11/15/2025	—		—	—	—
Rani R. Kohen(1)	1,140,000	—		—	$6.00		9/1/2024	—		—	—	—
Rani R. Kohen(1)(2)	1,500,000	—		—	$3.00	(2)	11/21/2024	—		—	—	—
Rani R. Kohen(1)(2)	500,000	—		—	$4.00	(2)	11/21/2024	—		—	—	—
Rani R. Kohen(1)(2)	1,000,000	—		—	$6.00	(2)	11/21/2024	—		—	—	—
Rani R. Kohen(1)(3)	—	1,140,000	(3)	—	$12.00	(3)	1/1/2027	—		—	—	—
Marc-Andre Boisseau	10,000	—		—	$12.34		3/11/2025	—		—	—	—
Patricia Barron	500,000	—		—	$0.60 – $1.80	(4)	11/15/2025	—		—	—	—
Patricia Barron	100,000	—		—	$3.00 – $4.00	(5)	4/19/2027	—		—	—	—
Patricia Barron	100,000	—		—	$6.00		9/1/2024	—		—	—	—
Steven M. Schmidt	60,000	—		—		(6)	10/1/2024	—		—	—	—
Steven M. Schmidt	60,000	—		—	$6.00	(6)	10/1/2024	—		—	—	—
Steven M. Schmidt(8)	50,000	50,000	(7)	—	$12.00	(7)	6/1/2026	50,000	(8)	126,000	—	—

* Based on the closing stock price of our common stock of $2.52 on December 30, 2022, the last trading day of the 2022 fiscal year.

(1)	These options were granted pursuant to executive chairman agreements entered into with Mr. Kohen.

(2)	Pursuant to Mr. Kohen’s chairman agreement, Mr. Kohen was granted the following supplemental bonus options as it was determined that the applicable performance conditions had been satisfied: (i) options to purchase 1,500,000 shares of common stock at an exercise price of $3.00 per share; (ii) options to purchase 500,000 shares of common stock at an exercise price of $4.00 per share; and (iii) options to purchase 1,000,000 shares of common stock at an exercise price of $6.00 per share. These options were exercisable as of the date of grant and expire November 21, 2024. Pursuant to the Chairman Agreement, Mr. Kohen has the following options as supplemental bonus compensation, subject to the Company achieving the specified market capitalization: (i) options to purchase 500,000 shares of common stock at $4.00 per share, upon the Company achieving each of the following market capitalizations: $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at $5.00 per share, upon the Company achieving each of the following market capitalizations: $2.5 billion and $3.0 billion; (iii) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $1.5 billion and $2.0 billion; (iv) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (v) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion.

(3)	These options become exercisable as follows: 460,000 vested on January 1, 2023 and 340,000 will vest on each of January 1, 2024 and 2025.

(4)	Represents the range of exercise prices – options to purchase 200,000 shares have an exercise price of $0.60 per share, 150,000 have an exercise price of $1.20 per share and 150,000 have an exercise price of $1.80 per share.

(5)	Represents the range of exercise prices – options to purchase 50,000 shares have an exercise price of $3.00 per share and 50,000 have an exercise price of $4.00 per share.

(6)	Options to purchase 60,000 shares have an exercise price of $0.10 per share and options to purchase an additional 60,000 shares have an exercise price of $6.00 per share.

(7)	These options become exercisable in two equal installments on each of June 1, 2023 and 2024 and have an exercise price of $12.00 per share.

(8)	Mr. Schmidt’s employment agreement provides for an annual grant of 25,000 shares of common stock on each of June 1, 2023 and 2024.

Agreements with Named Executive Officers

John P. Campi (Chief Executive Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with John Campi, its Chief Executive Officer and then-Chief Financial Officer (the “Campi Agreement”), which superseded Mr. Campi’s previous employment agreement effective September 1, 2016. The Campi Agreement provided for an initial term of one year, which expired August 31, 2020. The term may be, and has been, renewed by the mutual agreement of Mr. Campi and the Company. Subject to other customary terms and conditions of such agreements, the Campi Agreement provides that Mr. Campi will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; (ii) a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020; and (iii) incentive compensation consisting of (a) a cash component, paid on an annual basis, equal to (x) 0.25% of the Company’s annual gross revenue and (y) 3.0% of the Company’s annual net income, and (b) a stock option component, consisting of five-year options to purchase shares of common stock in an amount equal to 0.5% of the Company’s quarterly net income, the exercise price of which will be determined at the time such options are granted. Mr. Campi is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of his duties.

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

Steven M. Schmidt (President)

The Company initially entered into a consultant agreement with Steven M. Schmidt on August 20, 2019, as amended June 1, 2021 (as amended, the “Schmidt Agreement”), pursuant to which amendment Mr. Schmidt agreed to serve as the Company’s President. The Schmidt Agreement provides for a three-year term, which may be renewed upon the signed written consent of the Company and Mr. Schmidt. Subject to other customary terms and conditions of such agreement, the Schmidt Agreement provides that Mr. Schmidt will receive: (i) a five-year option to purchase 60,000 shares of common stock at an exercise price of $0.10 per share, which vested in three equal annual installments on each of October 1, 2020, 2021 and 2022; (ii) a five-year option to purchase 60,000 shares of common stock at an exercise price of $6.00 per share, which vested in three equal annual installments on each of October 1, 2020, 2021 and 2022; (iii) a stock bonus of 20,000 shares, payable upon achievement of certain sales program goals; (iv) a signing bonus of 25,000 shares of common stock; (v) a five-year option to purchase 100,000 shares of common stock at an exercise price of $12.00 per share, which vests in four equal annual installments on each of June 1, 2021, 2022, 2023 and 2024 (which includes a signing bonus of options to purchase 25,000 shares); and (vi) an annual grant of 25,000 shares of common stock on each of June 1, 2022, 2023 and 2024. Mr. Schmidt may be eligible to receive additional bonus compensation as determined by the Company.

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

In the event the Company is acquired, is the non-surviving entity in a merger or sells all or substantially all of its assets, the provisions and rights provided for in the Schmidt Agreement will survive, and the Company will use its best efforts to ensure that the transferee or surviving company is bound by the provisions of the Schmidt Agreement. All shares granted will vest immediately.

Marc-Andre Boisseau (Chief Financial Officer)

Effective January 1, 2022, the Company entered into an employment agreement with Marc-Andre Boisseau, pursuant to which Mr. Boisseau agreed to serve as the Company’s Chief Financial Officer (the “Boisseau Agreement”). Subject to other customary terms and conditions of such agreement, the Boisseau Agreement provides that Mr. Boisseau will: (i) receive a base salary of $144,000 per year, subject to annual review and adjustment; (ii) receive a signing bonus consisting of (1) 10,000 shares of common stock, which vested in four equal installments at the end of each quarter in 2022 and (2) a three-year stock option to purchase 10,000 shares of common stock, which vested in four equal installments at the end of each quarter in 2022; and (iii) be eligible to receive performance-based compensation in the form of a bonus, payable in equity and/or cash, as determined by the compensation committee, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. Mr. Boisseau is also entitled to receive expense reimbursement for reasonable expenses, approved in writing by the Executive Chairman and Chief Executive Officer, incurred in the performance of his duties. The Boisseau Agreement also contains customary non-competition and non-solicitation covenants and does not provide for any specified severance benefits. The Boisseau Agreement provides that Mr. Boisseau’s employment is “at will,” and either party may terminate his employment at any time and for any reason, without cause, upon 90 days’ advance written notice.

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

Bonus and Restricted Stock Awards

The board, or the applicable committee, may, in its sole discretion, grant awards of common stock in the form of bonus awards and restricted stock awards. The terms and conditions of each stock award agreement may change from time to time and need not be uniform with respect to Eligible Persons (as defined in the 2018 Plan), and the terms and conditions of separate stock award agreements need not be identical.

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

The 2021 Plan generally defines a change in control to include the acquisition of more than 50% of the Company’s then-outstanding common stock, other than acquisitions directly from, or by, the Company or by any employee benefit plan sponsored or maintained by the Company, and the consummation of a reorganization, merger, consolidation, sale or other disposition of all or substantially all of the Company’s assets, unless, following such transaction, the Company’s stockholders own more than 50% of the common stock of the resulting entity in substantially the same proportions as their ownership of the Company’s common stock prior to the transaction, no stockholder beneficially owns, directly or indirectly, 50% or more of the outstanding common stock of the entity resulting from such transaction (except to the extent that such ownership existed prior to the transaction), and at least a majority of the members of the board of directors of the resulting entity were members of the Company’s board of directors at the time of the transaction. The 2021 Plan contains the complete, detailed definition of change in control.

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

Compensation Recovery Policy

Awards granted under the 2021 Plan shall be subject to forfeiture or recoupment pursuant to any compensation recovery policy that the Company may adopt in the future, including a policy adopted to comply with applicable SEC and Nasdaq rules.

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

DIRECTOR COMPENSATION

Director Compensation

Prior to March 2022, we did not pay cash compensation to our non-employee directors for service on our board. Our non-employee directors were reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members. Directors who are employed by us do not receive compensation for service on our board of directors.

As compensation for service on our board during 2021, each non-employee director received, effective December 31, 2021, 20,000 shares of common stock and five-year options to purchase 25,000 shares of common stock, which vested on the effective date of grant, have an exercise price of $12.00 per share and expire December 31, 2026. As compensation for his former role as chairman of the audit committee and for his service on the corporate development committee, Mr. Sokolow additionally received 4,000 shares of common stock and five-year options to purchase 75,000 shares of common stock, which vested on the effective date of grant, have an exercise price of $12.00 and expire December 31, 2026.

Our board of directors approved a program for non-employee director compensation (the “Director Compensation Program”) on March 7, 2022. For service on our board, non-employee directors receive an annual cash retainer of $30,000, paid in quarterly installments (which began as of February 14, 2022 and is pro-rated as applicable). Directors may elect to have the cash retainer paid in the form of shares of common stock, determined based on the closing price per share of common stock on Nasdaq on the last day of the quarter.

In addition, on the third trading day after the earlier of the date of the earnings release or the date the annual report is filed on Form 10-K (the “Program Grant Date”), non-employee directors receive an annual grant of (i) 5,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 5,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on Program Grant Date, which will vest in twelve equal monthly installments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

For service as a member of the Audit Committee, Compensation Committee and/or Nominating and Corporate Governance Committee, non-employee directors each receive an annual grant of (i) 1,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 1,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly installments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

For service as the Chair of the Audit Committee, Compensation Committee and/or Nominating and Corporate Governance Committee, non-employee directors each receive an additional annual grant of (i) 1,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 1,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly installments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

For non-employee members of the Business Strategy and Development Committee of the Board, non-employee directors each receive an additional annual grant of (i) 12,500 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 12,500 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly installments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

Non-employee directors will also receive reimbursement of reasonable out-of-pocket expenses for attending meetings and carrying out duties as board members.

As compensation for service on our board during 2022, each non-employee director received, effective March 11, 2022, 5,000 shares of common stock, which vested on the effective date of grant, and five-year options to purchase up to 5,000 shares of common stock, which vest in twelve equal installments on the last day of each month following date of grant, have an exercise price of $12.34 per share and expire March 11, 2027.

As compensation for their service on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, on March 11, 2022, Ms. Greenstein Brayer, Mr. Golden and Ms. DiMattia were each granted (i) 3,000 shares of common stock, which vested on the effective date of grant, and (ii) five-year options to purchase up to 3,000 shares of common stock, which vest in twelve equal installments on the last day of each month following date of grant, have an exercise price of $12.34 per share and expire March 11, 2027.

As compensation for his service as the Chair of our Audit Committee and Compensation Committee, on March 11, 2022, Mr. Golden was granted (i) 2,000 shares of common stock, which vested on the effective date of grant, and (ii) five-year options to purchase up to 2,000 shares of common stock, which vest in twelve equal installments on the last day of each month following date of grant, have an exercise price of $12.34 per share and expire March 11, 2027.

As compensation for her service as the Chair of our Nominating and Corporate Governance Committee, on March 11, 2022, Ms. Greenstein Brayer was granted (i) 1,000 shares of common stock, which vested on the effective date of grant, and (ii) five-year options to purchase up to 1,000 shares of common stock, which vest in twelve equal installments on the last day of each month following date of grant, have an exercise price of $12.34 per share and expire March 11, 2027.

As compensation for his service on our Business Strategy and Development Committee, on March 11, 2022, Mr. Sokolow was granted (i) 12,500 shares of common stock, which vested on the effective date of grant, and (ii) five-year options to purchase up to 12,500 shares of common stock, which vest in twelve equal installments on the last day of each month following date of grant, have an exercise price of $12.34 per share and expire March 11, 2027.

Five non-employee directors elected to receive their annual cash retainer in shares of common stock, of which four each received 285 shares on March 31, 2022, 3,750 shares on June 30, 2022, 2,032 shares on September 30, 2022 and 2,976 shares on December 31, 2022. One non-employee director receiving shares of common stock instead of cash resigned on June 28, 2022, and therefore received 285 shares on March 31, 2022 and 3,668 shares on June 30, 2022.

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

2023 Director Compensation

In March 2023, the Compensation Committee recommended, and the Board of Directors approved, certain changes to the Director Compensation Program, such that (i) the Chair of the Audit Committee, Compensation Committee and/or Nominating and Corporate Governance Committee will each receive 2,000 shares of restricted common stock and options to purchase 2,000 shares and (ii) the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee will each receive 3,000 shares of restricted common stock and options to purchase 3,000 shares. All other terms of the Director Compensation Program, including grant dates and vesting terms, remain the same.

Director Compensation Table

The following table summarizes the compensation paid to each non-employee director who served during the fiscal year ended December 31, 2022. All compensation earned by Mr. Kohen during 2022 has been reported in the “Summary Compensation Table” above under “Executive Compensation.”

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Nancy DiMattia	—	124,880	39,918	—	—	—		164,798
Gary N. Golden	26,162	123,400	49,900	—	—	—		199,062
Efrat L. Greenstein Brayer	26,162	111,060	44,912	—	—	—		187,135
Phillips S. Peter(2)	—	72,698	7,462	—	—	—		80,168
Thomas J. Ridge	—	87,860	24,948	—	—	—		112,808
Dov Shiff	—	87,860	24,948	—	—	—		112,808
Leonard J. Sokolow	—	242,110	87,328	—	—	112,126	(3)	441,564

(1)

The table reflects the grant date fair value, as computed in accordance with Topic 718, of the restricted share awards and options granted to directors in 2022. The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 12 to our consolidated financial statements for the applicable fiscal year.

There were no unvested stock awards held by non-employee directors as of December 31, 2022, other than Mr. Sokolow, as described in footnote 3. The total number of unexercised option awards (vested and unvested) held by our non-employee directors as of December 31, 2022 was as follows: Ms. DiMattia, 8,000 options; Mr. Golden, 10,000 options; Ms. Greenstein Brayer, 9,000 options; Mr. Peter, 426,250 options; Mr. Ridge, 630,000 options; Mr. Shiff, 130,000 options; and Mr. Sokolow, 967,500 options.

(2)	Mr. Peter resigned from the board of directors effective June 28, 2022.

(3)	On November 9, 2022, the Company entered into the Advisory Agreement (as defined below) with Newbridge Securities Corporation, pursuant to which Newbridge Securities Corporation agreed to provide financial and general corporate advisory services. Pursuant to the Advisory Agreement, the Company agreed to issue to affiliates of Newbridge Securities Corporation an aggregate of 200,000 restricted shares of the Company’s common stock, which will vest on the following schedule: 50,000 shares of common stock on November 9, 2022 and 50,000 shares on each of the six-, 12- and 18-month anniversaries of such date. Mr. Sokolow received 40,333 of the restricted shares, of which 30,250 were unvested as of December 31, 2022. In the event the Advisory Agreement is terminated prior to its expiration, any shares that have not vested as of such date will be forfeited. For additional information, see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our issued and outstanding common stock as of March 30, 2023 for:

●	each of our named executive officers;

●	each of our directors;

●	all of our executive officers and directors as a group; and

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of issued stock options or warrants or conversion of convertible notes or preferred stock, within 60 days of March 20, 2023. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

The percentage of beneficial ownership is based on 83,119,862 shares of common stock issued and outstanding as of March 30, 2023.

Except as otherwise indicated below, the address of each beneficial owner is c/o SKYX Platforms Corp., 2855 W. McNab Road, Pompano Beach, Florida 33069.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Stock
Greater than 5% Stockholders
Dov Shiff, Director(1)	15,134,132	18.2%
Rani R. Kohen, Executive Chairman and Director(2)	14,859,970	16.7%
Motek 7 SQL LLC(3)	6,118,004	7.4%
Strul Associates Limited Partnership(4)	6,556,658	7.8%
Steven Siegelaub(5)	4,317,025	5.2%

Directors and Named Executive Officers (not otherwise included above)
Thomas J. Ridge, Director(6)	1,599,043	1.9%
Leonard J. Sokolow, Director(7)	1,315,101	1.6%
Gary N. Golden, Director(8)	20,000	*
Efrat L. Greenstein Brayer, Director(9)	18,000	*
Nancy DiMattia, Director(10)	25,043	*
John P. Campi, Chief Executive Officer(11)	1,324,352	1.6%
Marc-Andre Boisseau(12)	16,223	*
Steven M. Schmidt, President(13)	307,755	*
Patricia Barron, Chief Operations Officer(14)	800,000	1.0%
All directors and current executive officers as a group (11 persons)(15)	35,419,619	38.6%

*	Represents beneficial ownership of less than one percent.

(1)	Based on a Form 4 and Schedule 13D/A filed by Mr. Shiff on January 4, 2023 and January 5, 2023, respectively. Includes 10,817,072 shares of common stock held by Shiff Group Investments Ltd., 235,712 shares of common stock held by Shiff Group Assets Ltd., 3,896,348 shares of common stock held directly by Mr. Shiff and 40,000 shares held by Mr. Shiff’s spouse, as well as 105,000 shares of common stock underlying stock options that are currently exercisable and 40,000 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Shiff Group Investments Ltd. As the President and Chief Executive Officer of Shiff Group Investments Ltd. and a controlling person of Shiff Group Assets Ltd., Mr. Shiff may be deemed to be the beneficial owner of the shares held by such entities and have voting and dispositive power over such shares.

(2)	Based on a Form 4 and Schedule 13D filed by Mr. Kohen on June 13, 2022 and February 15, 2022, respectively. Includes 16,001 shares of common stock held directly by Mr. Kohen, 9,143,969 shares of common stock held by KRNB Holdings LLC and 100,000 shares of common stock held by Mr. Kohen’s family member, as well 5,600,000 shares of common stock underlying stock options that are currently exercisable. As manager of KRNB Holdings LLC, Mr. Kohen may be deemed to be the beneficial owner of the shares held by KRNB Holdings LLC and have voting and dispositive power over such shares.

(3)	Based on a Schedule 13G filed by Motek 7 SQL LLC on February 16, 2022. As manager of Motek 7 SQL LLC, Hillel Bronstein may be deemed to be the beneficial owner of the shares held by Motek 7 SQL LLC and have voting and dispositive power over such shares. The business address of Motek 7 SQL LLC is c/o Mansfield Bronstein, PA, 500 Broward Blvd., Suite 1450, Fort Lauderdale, FL 33394.

(4)	Includes 5,514,991 shares of common stock, 125,000 shares of common stock issuable upon exercise of an outstanding warrant, and 916,667 shares of common stock underlying convertible promissory notes that are currently exercisable held by Strul Associates Limited Partnership. As President of Strul Associates Limited Partnership, Aubrey Strul may be deemed to be the beneficial owner of the shares held by Strul Associates Limited Partnership and have voting and dispositive power over such shares. The address for Strul Associates Limited Partnership is 20320 Fairway Oaks Drive, #362, Boca Raton, Florida 33434.

(5)	Based on a Schedule 13G filed by Mr. Siegelaub on February 16, 2022. Includes the following shares of common stock: (i) 1,667,316 shares held by Safety Investors 2014 LLC; (ii) 1,189,971 shares held by Investment 2013, LLC; (iii) 184,622 shares held by 301 Office Ventures, LLC; (iv) 87,424 shares held by Enterprises 2013, LLC; (v) 731,021 shares held by Investment 2018, LLC; (vi) 42,857 shares held by DRS Real Estate Ventures LLC; (vii) 83,333 shares held jointly by Mr. Siegelaub and his spouse; and (viii) 68,814 shares held by Mr. Siegelaub. This also includes: (i) 20,000 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Sky Technology Partners, LLC; (ii) 200,000 shares of common stock underlying stock options held jointly by Mr. Siegelaub and his spouse that are currently exercisable; and (iii) 41,667 shares issuable upon exercise of warrants held by Investment 2018 LLC. As the managing member of each of 301 Office Ventures, LLC, Enterprises 2013, LLC, Investment 2013 LLC, Safety Investors 2014 LLC, Investment 2018 LLC, DRS Real Estate Ventures LLC and Sky Technology Partners, LLC, Mr. Siegelaub may be deemed to the beneficial owner of the shares held by such entities and have voting and dispositive power over such shares. The address for Mr. Siegelaub and his affiliated entities is 361 E. Hillsboro Blvd., Deerfield Beach, Florida 33441.

(6)	Includes 794,043 shares of common stock, 605,000 shares of common stock underlying stock options that are currently exercisable and 200,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Ridge.

(7)	Includes 356,543 shares of common stock held by Mr. Sokolow, including 20,167 shares of unvested restricted stock, and 3,600 shares of common stock held by Newbridge Securities Corporation. This also includes: (i) 867,500 shares of common stock underlying stock options held by Mr. Sokolow that are currently exercisable; (ii) 16,667 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Sokolow; and (iii) the following shares of common stock issuable upon exercise of outstanding warrants: 28,759 shares issuable upon exercise of Newbridge Warrants (as defined below) held by Mr. Sokolow and 21,865 shares issuable upon exercise of Newbridge Warrants held by Newbridge Securities Corporation. Mr. Sokolow is the Chief Executive Officer and President of Newbridge Financial, Inc. and Chairman of Newbridge Securities Corporation, its broker dealer subsidiary, and, accordingly, may be deemed to be the beneficial owner of the shares held by Newbridge Securities Corporation and have voting and dispositive power over such shares.

(8)	Includes 10,000 shares of common stock and 10,000 shares of common stock underlying stock options that are currently exercisable held by Mr. Golden.

(9)	Includes 9,000 shares of common stock and 9,000 shares of common stock underlying stock options that are currently exercisable held by Ms. Greenstein Brayer.

(10)	Includes 17,043 shares of common stock and 8,000 shares of common stock underlying stock options that are currently exercisable held by Ms. DiMattia.

(11)	Includes 1,197,685 shares of common stock, 120,000 shares of common stock underlying stock options that are currently exercisable and 6,667 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Campi.

(12)	Includes 6,223 shares of common stock and 10,000 shares of common stock underlying stock options that are currently exercisable held by Mr. Boisseau.

(13)	Includes 137,755 shares of common stock, including 50,000 shares of unvested restricted stock, and 170,000 shares of common stock underlying stock options that are currently exercisable held by Mr. Schmidt.

(14)	Includes 100,000 shares of common stock and 700,000 shares of common stock underlying stock options that are currently exercisable held by Ms. Barron.

(15)	Includes 26,901,161 shares of common stock, including 70,167 shares of unvested restricted stock, as well as 8,204,500 shares of common stock underlying stock options that are currently exercisable, 50,624 shares of common stock issuable upon the exercise of warrants, 63,334 shares of common stock issuable upon the conversion of the principal amount of outstanding convertible notes and 200,000 shares of common stock issuable upon conversion of Series A Preferred Stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2022:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	35,480,211	$$7.18	15,564,627
Equity compensation plans not approved by security holders	275,000	0	1,111,000
Total	35,755,711	$$7.18	16,675,627

(1)	Includes 35,113,190 shares of common stock issuable upon exercise of stock options granted pursuant to our stock incentive plans and to our Executive Chairman under his employment agreement, all of which were approved by our security holders, at a weighted average exercise price of $7.31 per share, which includes: (a) 4,330,000 shares of common stock issuable upon exercise of stock options granted under the 2015 Stock Incentive Plan; (b) 6,760,500 shares of common stock issuable upon exercise of stock options granted under the 2018 Stock Incentive Plan; (c) 3,764,690 shares of common stock issuable upon exercise of stock options granted under the 2021 Stock Incentive Plan; and (d) 20,000,000 shares of common stock issuable to our Executive Chairman upon vesting and exercise of performance-based stock options granted to our Executive Chairman pursuant to his employment agreement, of which 3,000,000 had vested as of December 31, 2022.

(2)	The 2015 Stock Incentive Plan and 2018 Stock Incentive Plan were previously replaced and terminated by the 2018 Stock Incentive Plan and the 2021 Stock Incentive Plan, respectively, and, as such, no securities remained available for issuance under such plans as of December 31, 2022 and no further awards will be granted under such plans. However, all outstanding awards will continue to be governed by their existing terms. All shares available for future issuance are under the 2021 Stock Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, and Director Independence

Director Independence

As required under Nasdaq rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that all members of the board of directors, except Rani R. Kohen, Dov Shiff and Leonard J. Sokolow, are “independent” as that term is defined under applicable SEC rules and regulations and Nasdaq listing requirements and rules. In addition, Phillips S. Peter, who served as a director during 2022, was independent under such criteria. In making such independence determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the transactions described below under “Certain Relationships and Related Party Transactions” and beneficial ownership of our capital stock by each non-employee director. The composition of our board of directors and each of our committees complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC.

Certain Relationships and Related Party Transactions

The following is a description of transactions or series of transactions since January 1, 2021, to which we were or will be a party, in which:

●	the amount involved in the transaction exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which any of our executive officers, directors, director nominees or holders of 5% or more of any class of our voting capital stock, or any immediate family member of any of the foregoing, had or will have a direct or indirect material interest.

Notes Payable

During 2020, certain related parties entered into securities purchase agreements with the Company, pursuant to which each agreed to purchase a three-year subordinated convertible promissory note. Subject to other customary terms, the note accrues interest at a rate of 6% per annum, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share. Upon notice to the holder, the Company may prepay, in whole or in part, the outstanding balance of the note at any time prior to the maturity date; provided, that the holder has the right to convert the note into shares of common stock in lieu of prepayment. Upon the occurrence of certain events of default and written notice from the holder, the note will become immediately due and payable and, until paid in full, will bear interest at a rate of 12% per annum. The following table lists the related parties, the principal amount of the note purchased, and the maturity date of the note. The Company has not paid any of the principal on the notes.

Name of Related Party	Principal Amount Purchased	Maturity Date
Leonard J. Sokolow – director of the Company	$250,000	September 22, 2023
Sky Technology Partners, LLC – Steven Siegelaub, a greater than 5% holder with his affiliates, is the managing member	$300,000	October 30, 2023
Shiff Group Investments Ltd. – Dov Shiff, a director and greater than 5% holder, is the President and Chief Executive Officer	$600,000	November 3, 2023
John P. Campi – Chief Executive Officer of the Company	$100,000	November 10, 2023

On each of February 6, 2023 and March 29, 2023, the Company closed the Private Placements, pursuant to which the Company issued and sold subordinated secured convertible promissory notes and warrants to purchase shares of the Company’s common stock to certain investors. Strul Associates Limited Partnership, a greater than 5% holder, purchased notes in the principal amount of $2.0 million and $750,000, respectively, and was issued warrants to purchase 125,000 shares of common stock, dated March 29, 2023. The investors in the private placement have certain registration rights. The notes mature on the fourth anniversary of the closing date and contain customary acceleration events. The principal amount of the note are convertible at any time after the closing date, in whole or in part, at the option of the holder, into shares of common stock at an initial conversion price of $3.00 per share, subject to adjustment and a minimum conversion price of $2.70 per share. Interest on the notes accrues at a rate of 10% per annum, of which. For the February 2023 note, 7% of the interest is payable quarterly in arrears in cash and 3% is payable quarterly in arrears in cash or in shares of the Company’s common stock at the note conversion price on the date the principal balance of the note is paid in full or fully converted, at the holder’s election. For the March 2023 note, all of the interest is payable quarterly in arrears in cash or in shares of the Company’s common stock at the note conversion price on the date the principal balance of the note is paid in full or fully converted, at the holder’s election. The notes are secured by substantially all of the Company’s accounts, instruments, and tangible and intangible property, which secured interest is subordinated to interests held by other parties in such collateral as of the closing date and certain future debt. The Company may prepay the entire then-outstanding principal amount of the notes at any time, plus a prepayment premium; if the Company exercises such right, the note holder may instead elect to convert the note. After the third anniversary of the closing date, the holder may require the Company to repay the outstanding principal balance and accrued interest on the notes with 30 days’ prior written notice. The holder may demand the Company repay the notes in the event the Acquisition does not close by June 30, 2023, or earlier upon notice from the Company. The warrants are exercisable for five years after the closing date and are exercisable immediately after their issuance, in whole or in part. The warrants have an initial exercise price of $3.00 per share, subject to adjustment and a minimum exercise price of $2.70 per share. In addition, the note notes and warrants contain conversion limitations providing that a holder thereof may not convert the note or exercise the warrant to the extent that, if after giving effect to such conversion or exercise, the holder or any of its affiliates would beneficially own in excess of 9.99%, as elected by the holder. The holder may increase or decrease its beneficial ownership limitation upon notice to the Company, provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

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

Pursuant to the agreement, as of December 31, 2022, the Company had paid Newbridge Securities Corporation an aggregate of $609,472 in placement agent fees (not including expenses). In March 2021, effective as of December 31, 2020, the Company issued 10,000 shares to Newbridge Securities Corporation and its affiliates pursuant to the agreement, of which Newbridge Securities Corporation received 3,600 shares and Mr. Sokolow received 4,500 shares. In addition, on December 31, 2020, the Company issued three-year warrants to purchase an aggregate of up to 14,375 shares of common stock at an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company) (the “2020 Newbridge Warrants”), including warrants to purchase up to 5,674 shares and 4,469 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively. In addition, during 2021, the Company issued the following three-year warrants with an exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company): (i) warrants dated October 26, 2021 to purchase an aggregate of up to 3,750 shares of common stock, including warrants to purchase up to 725 shares and 1,088 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively, (ii) warrants dated November 29, 2021 to purchase an aggregate of up to 12,501 shares of common stock, including warrants to purchase up to 2,250 shares and 3,375 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively, and (iii) warrants dated December 22, 2021 to purchase an aggregate of up to 73,434 shares, including warrants to purchase up to 13,216 shares and 19,827 shares issued to Newbridge Securities Corporation and Mr. Sokolow, respectively (collectively, the “2021 Newbridge Warrants” and, together with the 2020 Newbridge Warrants, the “Newbridge Warrants”). The initial exercise price of $12.00 per share of the 2021 Newbridge Warrants was adjusted to $9.80 per share pursuant to applicable anti-dilution provisions in connection with the completion of the Company’s initial public offering. The Newbridge Warrants may be exercised, in whole or in part, at any time on or prior to the third anniversary of the effective date of the applicable warrant. Among other terms, the Newbridge Warrants provide for cashless exercise if, one year following the effective date of the warrant, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Newbridge Warrants, as well as certain anti-dilution rights. The Newbridge Warrants also provide for certain piggyback registration rights, subject to certain exceptions.

The Company entered into two investment banking engagement agreements with Newbridge Securities Corporation in May 2021, pursuant to which Newbridge Securities Corporation agreed to provide certain corporate advisory services and merger and acquisition services, respectively. In January 2022, the Company and Newbridge Securities Corporation entered into a termination agreement, pursuant to which the three investment banking agreements described above were terminated, and the parties agreed that there are no continuing rights or obligations under such agreements, and that Newbridge Securities Corporation is not entitled to any fees or payments, in cash or otherwise, pursuant to such agreements.

On November 9, 2022, the Company entered into a corporate advisory engagement agreement (the “Advisory Agreement”) with Newbridge Securities Corporation, pursuant to which Newbridge Securities Corporation agreed to provide financial and general corporate advisory services to the Company in connection with certain investment banking matters, such as assisting with investor presentations and investor conferences, providing advice related to capital structures, capital market opportunities and asset allocation or exit strategies, and assisting with the preparation of a due diligence package for use in potential merger and acquisition, joint venture and capital raising transactions. The Advisory Agreement has a 24-month term and may be terminated by either party, at any time, upon 15 days’ prior written notice. Pursuant to the Advisory Agreement, the Company agreed to issue to affiliates of Newbridge Securities Corporation an aggregate of 200,000 restricted shares of the Company’s common stock, which will vest on the following schedule: 50,000 shares of common stock on November 9, 2022 and 50,000 shares on each of the six-, 12- and 18-month anniversaries of such date. Mr. Sokolow received 40,333 of the restricted shares. In the event the Advisory Agreement is terminated prior to its expiration, any shares that have not vested as of such date will be forfeited. The common stock is subject to a six-month lock up restriction from the date the shares vest.

Bridge Line Ventures

The Company and Bridge Line Ventures, LLC Series ST-1 (“Bridge Line Ventures”), the manager of which is Bridge Line Advisors, LLC, of which Leonard J. Sokolow, a member of our board of directors, is Chief Executive Officer and President, entered into the following stock purchase agreements with the Company (collectively, the “Bridge Line SPAs”):

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

On September 12, 2022, Bridge Line Ventures distributed its shares of common stock and warrants to purchase common stock to its investors, pursuant to a pro rata distribution for no consideration.

Other Options and Warrants

In November 2021, Investment 2018, LLC purchased 41,667 shares and three-year warrants to purchase up to 41,667 shares of common stock at an initial exercise price of $12.00 per share (subject to adjustment, including in the event of certain subsequent equity sales by the Company), for an aggregate purchase price of $500,000. In connection with the completion of the Company’s initial public offering, applicable anti-dilution provisions were automatically triggered, and, accordingly, Investment 2018, LLC received 9,354 shares of common stock on February 14, 2022 and the initial exercise price of the warrants of $12.00 per share was automatically adjusted to $9.80 per share. As the managing member of Investment 2018 LLC, Mr. Siegelaub may be deemed to be the beneficial owner of the shares held by such entity.

In December 2021, Mr. Sokolow exercised an option to purchase 75,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share, and Mr. Shiff exercised an option to purchase 25,000 shares, dated January 1, 2017, with an exercise price of $2.60 per share.

Initial Public Offering

In the initial public offering completed in February 2022, 455,353 shares were purchased by our directors, officers and greater than 5% stockholders at the public offering price.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transactions policy, which sets forth the policies and procedures for the review and approval or ratification of related person transactions. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions, arrangements or relationships between us and related persons in which the aggregate amount involved in any fiscal year exceeds or may be expected to exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as an executive officer, director, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed fiscal year, and their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2022 and December 31, 2021 by our independent auditors, M&K CPAs, PLLC:

	2022	2021
Audit Fees(1)	$72,500	$48,000
Audit-Related Fees	-	—
Tax Fees	-	—
All Other Fees	-	—
Total Fees	$72,500	$48,000

(1)	Audit fees represent amounts billed for professional services rendered for the audit and/or review of our consolidated financial statements. For 2022 and 2021, includes audit fees for professional services rendered in relation to the review of our registration statement and other documents filed with the SEC in connection with our initial public offering. For 2022, includes fees related to professional services rendered in connection with the issuance of a consent related to a Registration Statement on Form S-8.

Pre-Approval Policy

Pursuant to the Audit Committee Charter, the audit committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate audit committee pre-approval is not required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the audit committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimis non-audit services that are approved in accordance with applicable SEC rules. For fiscal year 2022, all services performed by our independent auditors were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Audited Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Audited Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2022 and 2021	F-4
Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021	F-5
Audited Consolidated Statements of Cash Flows for the Years ended December 31, 2022 and 2021	F-6
Notes to Audited Financial Statements	F-7

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibit Index

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
4.1	Description of the Company’s Registered Securities (filed herewith).
4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.1+	GE Trademark License Agreement, dated as of June 15, 2011, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.2	First Amendment to Trademark License Agreement, dated April 17, 2013, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.3	Second Amendment to Trademark License Agreement, dated August 13, 2014, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.4	Third Amendment to Trademark License Agreement, dated September 25, 2018, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.5	Fourth Amendment to Trademark License Agreement, dated May 2019, by and between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.6	Letter Agreement relating to Trademark License Agreement, dated December 1, 2020, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.7†+	Master Services Agreement, dated June 14, 2019, between GE Technology Development, Inc. and SKY Technology, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.8+	Pledge and Security Agreement, dated April 13, 2016, by Safety Quick Lighting & Fans Corp., in favor of Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.9†	Memorandum of Understanding, dated January 31, 2018, between Safety Quick Lighting & Fans Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.10+	Promissory Note, dated December 14, 2021, by the Company, in favor of Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.11+	Form of Securities Subscription Agreement and Warrant used in 2021 Private Placements (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.12*	2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.13*	Form of Stock Option Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.14*	Form of Stock Award Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.15*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.16*	Form of Stock Option Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.17*	Form of Stock Award Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.18*	Executive Employment Agreement, dated September 1, 2019, between the Company and John P. Campi (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.19*	Consultant Agreement, dated August 20, 2019, between the Company and Steven M. Schmidt (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.20*	First Amendment to Consulting Agreement, dated June 1, 2021, between the Company and Steven M. Schmidt (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.21*	Executive Employment Agreement, dated September 1, 2019, between the Company and Patricia Barron (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.22	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.23+	Form of Stock Purchase Agreement between the Company and Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.24	Form of Common Stock Purchase Warrant issued by the Company to Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.25	Form of Securities Purchase Agreement related to Purchase of Subordinated Convertible Balloon Promissory Note, including form of Subordinated Convertible Balloon Promissory Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.26+	Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of April 13, 2020 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.27	Amendment to the Paycheck Protection Term Note, effective June 5, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.28+	Second Draw Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of February 3, 2021 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.29+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.30	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of June 24, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.31	Security Agreement, dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.32*	2021 Stock Incentive Plan (effective February 9, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.33*	Form of Nonqualified Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.34*	Form of Incentive Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.35*	Form of Restricted Shares Award Agreement (2021 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.36*	Form of Nonqualified Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.37*	Form of Incentive Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.38*	Form of Restricted Shares Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).

10.39*	Form of Restricted Share Unit Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.40*	Executive Chairman Agreement, effective as of January 1, 2022, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.41*	Chief Financial Officer Agreement, effective as of January 1, 2022, between the Company and Marc-Andre Boisseau (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.42	Representative’s Warrant, dated February 9, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.43+†	Sublease Agreement, executed as of April 28, 2022, by and between the Company and Sicart Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022).
10.44+	Lease Agreement, by and between 400 Biscayne Commercial Owner, L.P., as Landlord and the Company, as Tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).
10.45	Corporate Advisory Engagement Agreement, dated November 9, 2022, between the Company and Newbridge Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022).
10.46+	Form of Securities Purchase Agreement, dated February 6, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.47	Form of Subordinated Secured Convertible Promissory Note, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.48	Form of Common Stock Purchase Warrant, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.49+	Form of Securities Purchase Agreement, dated March 29, 2023 (filed herewith).
10.50	Form of Subordinated Secured Convertible Promissory Note, dated March 29, 2023 (filed herewith).
10.51	Form of Common Stock Purchase Warrant, dated March 29, 2023 (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith).

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

SKYX PLATFORMS CORP.

By:	/s/ John P. Campi
John P. Campi, Chief Executive Officer
Date:	March 31, 2023

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

Signature	Title	Date

/s/ John P. Campi	Chief Executive Officer	March 31, 2023
John P. Campi	(Principal Executive Officer)

/s/ Marc-Andre Boisseau	Chief Financial Officer	March 31, 2023
Marc-Andre Boisseau	(Principal Financial and Accounting Officer)

/s/ Rani R. Kohen	Director, Executive Chairman of the Board	March 31, 2023
Rani R. Kohen

/s/ Leonard J. Sokolow	Director	March 31, 2023
Leonard J. Sokolow

/s/ Nancy DiMattia	Director	March 31, 2023
Nancy DiMattia

/s/ Gary N. Golden	Director	March 31, 2023
Gary N. Golden

/s/ Efrat L. Greenstein Brayer	Director	March 31, 2023
/s/ Dov Shiff	Director	March 31, 2023
Dov Shiff
Efrat L. Greenstein Brayer

FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SKYX Platforms Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SKYX Platforms Corp. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Stock based compensation

As discussed in Note 2 and Note 12 to the financial statements, the Company issues equity-based awards in accordance with ASC 718, Compensation. Auditing management’s calculation of the fair value of equity-based awards can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation. Other less complex equity awards are based upon the closing market price.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the equity-based awards and management’s disclosures on equity-based awards.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

March 31, 2023

SKYX Platforms Corp.

Consolidated Balance Sheets (Audited)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,720,543	$10,426,249
Investments, available-for-sale	7,373,956	—
Inventory	1,923,540	918,651
Prepaid expenses and other assets	311,618	41,018
Total current assets	16,329,657	11,385,918

Long-term assets:
Furniture and equipment, net	215,998	25,710
Restricted cash	2,741,054	—
Right of use assets	23,045,293	—
Intangibles, definite life	662,802	540,033
Other assets	182,306	2,174
Total long-term assets	26,847,453	567,917

Total Assets	$43,177,110	$11,953,835

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,845,448	$996,731
Accrued expenses, related parties	104,375	32,605
Notes payable, current	405,931	404,648
Operating lease liabilities, current	1,130,624	—
Royalty obligations, current	2,638,000	1,200,000
Convertible notes, current related parties	950,000	—
Convertible notes, current	350,000	—
Total current liabilities	7,424,378	2,633,984

Long term liabilities:
Notes payable	4,867,004	5,492,572
Operating lease liabilities	22,758,496	—
Convertible notes	—	350,000
Convertible notes- related parties	—	950,000
Royalty obligations	—	2,638,000
Total long-term liabilities	27,625,500	9,430,572

Total liabilities	35,049,878	12,064,556

Commitments and Contingent Liabilities:	—
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 880,400 and 13,256,936 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	220,099	3,314,233

Stockholders’ Equity (Deficit):
Common stock and additional paid-in capital: $0 par value, 500,000,000 shares authorized; 82,907,541 and 66,295,288 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	114,039,638	70,880,386
Accumulated deficit	(106,070,358)	(74,269,898)
Accumulated other comprehensive loss	(62,147)	—
Total stockholders’ equity (deficit)	7,907,133	(3,389,512)
Non-controlling interest	—	(35,442)
Total equity (deficit)	7,907,133	(3,424,954)

Total Liabilities and Stockholders’ Equity (Deficit)	$43,177,110	$11,953,835

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Audited)

	Year ended December 31,
	2022	2021
Revenue	$32,022	$43,109
Cost of revenues	(18,913)	(88,461)
Gross profit (loss)	13,109	(45,352)
Selling, general and administrative expenses- related party	248,215	—
Selling, general and administrative expenses	26,390,076	5,142,731
Loss from operations	(26,625,182)	(5,188,083)
Other income / (expense)
Interest expense, net	(589,009)	(560,382)
Other income - loan forgiveness	178,250	—
Other income	—	18,051
Total other expense, net	(410,759)	(542,331)

Net loss	(27,035,941)	(5,730,414)
Common stock issued pursuant to antidilutive provisions	4,691,022	—
Non-controlling interest	35,442	—
Preferred dividends	38,055	129,456
Net loss attributed to common stockholders	$(31,800,460)	$(5,859,870)

Other comprehensive loss:
Unrealized loss on debt securities	(62,147)	—
Net comprehensive loss attributed to common stockholders	$(31,862,607)	$(5,859,870)

Net loss per share - basic and diluted	$(0.40)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	79,492,181	64,943,703

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Audited)

	For the year ended December 31,
	2022	2021

Shares of common stock
Balance, beginning of year	66,295,288	61,901,075
Common stock issued pursuant to offerings	1,650,000	896,837
Common stock issued pursuant to offerings – Bridge Line Ventures	—	231,624
Common stock issued pursuant to services	1,057,293	2,922,001
Common stock issued pursuant to conversion of preferred stock	12,376,536	200,000
Common stock issued pursuant to exercise of options and warrants	1,193,351	110,417
Common stock interest expense	—	33,334
Common stock issued pursuant to antidilutive provisions	335,073	—
Balance, end of year	82,907,541	66,295,288

Common stock and paid-in capital
Balance, beginning of year	$70,880,386	$56,197,957
Common stock issued pursuant to offerings	20,552,000	2,779,464
Share-based payments	13,959,795	11,722,965
Common stock issued pursuant to conversion of preferred stock	3,094,134	50,000
Common stock issued pursuant to exercise of options and warrants	862,301	130,000
Common stock issued pursuant to antidilutive provisions	4,691,022	—
Balance, end of year	$114,039,638	$70,880,386

Accumulated deficit
Balance, beginning of year	$(74,269,898)	$(68,410,028)
Net loss	(27,035,941)	(5,730,414)
Non-controlling interest	(35,442)	—
Common stock issued pursuant to antidilutive provisions	(4,691,022)	—
Preferred dividends	(38,055)	(129,456)
Balance, end of year	$(106,070,358)	$(74,269,898)

Accumulated other comprehensive loss
Balance, beginning of year	$—	$—
Other comprehensive loss	(62,147)	—
Balance, end of period	$(62,147)	$—

Total Stockholders’ Equity (Deficit)	$7,907,133	$(3,389,512)

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Audited)

	For the year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,035,941)	$(5,730,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	883,231	84,287
Gain on forgiveness of debt	(178,250)	(10,000)
Share-based payments	13,959,796	1,463,033
Change in operating assets and liabilities:
Inventory	(1,004,889)	—
Prepaid expenses and other assets	(270,600)	(39,474)
Operating lease liabilities	(109,895)	—
Accretion operating lease liabilities	377,748	—
Other assets	(180,132)	—
Royalty obligation	(1,200,000)	(500,000)
Accounts payable and accrued expenses	920,487	104,813
Net cash used in operating activities	(13,838,445)	(4,627,755)

Cash flows from investing activities:
Investments, available-for-sale	(7,436,103)	—
Purchase of property and equipment	(312,689)	—
Payment of patent costs	(307,625)	(179,203)
Net cash used in investing activities	(8,056,417)	(179,203)

Cash flows from financing activities:
Proceeds from common stock issuance	23,100,000	13,039,396
Placement cost	(2,548,000)	—
Proceeds from exercise of options and warrants	862,301	130,000
Proceeds from SBA - PPP notes payable	—	178,235
Proceeds from issuance of convertible notes	—	50,000
Dividends paid	(38,055)	(129,456)
Principal repayments of notes payable	(446,035)	(343,839)
Net cash provided by financing activities	20,930,211	12,924,336

Change in cash and cash equivalents, and restricted cash	(964,651)	8,117,378
Cash and cash equivalents at beginning of year	10,426,249	2,308,871
Cash and cash equivalents and restricted cash at end of year	$9,461,598	$10,426,249

Supplementary disclosure of non-cash financing activities:
Preferred stock conversion to common	$3,094,134	$50,000
Common stock issued pursuant to antidilutive provisions	4,691,022	—
Right-of-use assets and operating lease liabilities	23,621,267	—

Cash paid during the year for:
Interest	$303,957	$425,323
Taxes	—	—

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

Non-controlling Interest

The Company owns 98.8% of SQL Lighting & Fans LLC, which was formed in Florida on April 27, 2011. The subsidiary had no activity during 2022 and 2021.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At December 31, 2022 and December 31, 2021, the Company’s cash composition was follows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$6,720,543	$10,426,249
Restricted cash	2,741,054	—
Total cash, cash equivalents and restricted cash	$9,461,597	$10,426,249

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

	December 31, 2022	December 31, 2021
Inventory, component parts	$1,923,540	$918,651

The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2022, and December 31, 2021, the Company has determined that no allowance is required.

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

Operating Leases

The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, and operating lease liabilities in the Company’s consolidated balance sheets.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date. The lease liability is based on the present value of lease payments over the lease term (or the remaining term in the case of existing leases at time the Company adopted ASC 842). The Company uses the implicit rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is based on the lease liability, subject to adjustment, such as for initial direct costs, and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. For most operating leases, expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Securities

Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses included in accumulated other comprehensive income.

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are not deemed to be other-than—temporary) reported as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. The Company evaluates its available-for-sale-investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. Management does not believe that its investment in debt securities are impaired as of December 31, 2022.

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

GE Agreements

The Company has two U.S. and global agreements with General Electric (“GE”) related to the Company’s products.

●	The first agreement is a U.S. and Global Trademark Agreement dated June 15, 2011 (as later amended), which expires November 30, 2023 and is generally renewed for five-year periods. Pursuant to such agreement, the Company may use the GE brand logo on certain products, including plug and play smart and standard ceiling fans and the Company’s standard and smart plug and play devices. The Company has exclusive U.S. and global rights, including Canada, Asia, Europe, China, Australia, New Zealand and India, subject to a mutually agreed to commercialization plan, to market plug and play smart and standard ceiling fans and the Company’s standard and smart plug and play devices under the GE brand. GE will assist the Company with manufacturing standards, audit of factories, audit of materials, and quality control under “Six Sigma” guidelines, as well as with public relations for products and other.

●	The second agreement is a U.S. and Global Licensing and Master Service Agreement dated June 14, 2019. The agreement expires on June 14, 2024 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license Sky’s Standard and Smart plug-and-play products in the U.S. and worldwide. Pursuant to the agreement, the Company expects that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Six Sigma” guidelines. For products licensed to third parties, the Company and GE will each receive a specified percentage of the earned revenue realized from such licensing, unless otherwise provided in the applicable statement of work.

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

The Company’s cash, cash equivalents and restricted cash are classified as level 1 financial instruments. The Company’s investment securities are classified as Level 1 and 2, depending on liquidity of the markets in which they are trading.

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

As of December 31, 2022, the Company had a sufficient number of authorized shares of common stock to accommodate the conversion features on Series A Preferred Stock, warrants, options, and convertible notes. These shares have been reserved for issuance by the Company’s stock transfer agent, and accordingly, no derivative liability has been calculated on these shares.

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

Revenue Recognition

During 2022 and 2021, the Company derived revenues from the sale of GE branded fans and lighting fixtures to large retailers through retail and online sales.

The Company determines the correct revenue recognition using the following steps:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the Company satisfies a performance obligation.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2022, and 2021.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For 2022 and 2021, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at December, 2022 and 2021

	December 31, 2022	December 31, 2021
Stock warrants	1,908,211	2,127,895
Stock options	33,289,250	21,927,182
Convertible notes	86,668	86,668
Preferred stock	880,400	13,256,936
Total	36,164,529	29,323,681

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 DEBT SECURITIES

The components of investments as of December 31, 2022 were as follows:

	Fair value level	Cost	Unrealized loss	Carrying value

Corporate debt securities	Level 1	$3,537,556	$(56,710)	$3,480,846
State and local government debt securities	Level 1	908,354	(5,437)	902,917
State and local government debt securities	Level 2	2,945,648	—	2,945,648
Accrued Interest	Level 1	44,545	—	44,545
Total		$7,436,103	$(62,147)	$7,373,956

NOTE 4 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Machinery and equipment	$67,419	$31,456
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	534,204	309,111
Leasehold improvements	30,553	30,553
Total	675,081	414,025
Less: accumulated depreciation	(459,083)	(388,315)
Total, net	$215,998	$25,710

Depreciation expense amounted to $70,767 and $42,025 during 2022 and 2021, respectively.

NOTE 5 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2022	December 31, 2021
Patents	$824,372	$649,969
Trademark	45,450	45,450

Less: accumulated amortization	(207,020)	(155,386)
Total, net	$662,802	$540,033

Amortization expense on intangible assets was $51,634 and $42,262 for the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the estimated amortization expense for the next five years:

2023	$54,232
2024	$53,274
2025	$53,274
2026	$53,274
2027	$54,573

NOTE 6 DEBTS

The following table presents the details of the principal outstanding:

	December 31, 2022	December 31, 2021	APR at December 31, 2022	Maturity	Collateral
Notes payable (a)	$5,115,000	$5,557,792	8.00] %	September 2026	Substantially all Company assets
Convertible Notes (b)	1,300,000	1,300,000	6.00%	September 2023-January 2024	-
PPP Loans (c)	7,835	189,428	1.00%	April 2025	-
Economic Impact Disaster loan	150,000	150,000	3.75%	November 2052	Substantially all Company assets
Total	$6,572,935	$7,197,220

	For the year ended December 31,
	2022	2021
Interest expense	366,330	10,000

As of December 31, 2022, the expected future principal payments for the Company’s debt are due as follows:

2023	1,810,666
2024	1,736,147
2025	1,734,022
2026	1,447,921
2027 and thereafter	139,033
$6,572,935

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.
(b)	Included in Convertible Notes are loans provided to the Company from two directors, an officer and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature between September 2023 and January 2024 and bear interest at an annual rate of 6%, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15 per share.
(c)	The Small Business Administration forgave approximately $178,000 of PPP loans during the year period ended December 31, 2022, which was recognized as other income.

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

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of December 31, 2022:

December 31, 2022
Lease costs:
Cash paid for operating lease liabilities	$593,469
Right-of-use assets obtained in exchange for new operating lease obligations	23,045,293
Fixed rent payment	$255,314
Lease – Depreciation expense	$575,974

For the year ended December 31, 2022
Other information:
Weighted-average discount rate	6.41%
Weighted-average remaining lease term (in months)	114

Minimum Lease obligation
2023	$1,130,624
2024	1,780,875
2025	1,993,646
2026	2,223,207
2027 and thereafter	16,760,768
Total	$23,889,120

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

Variable royalty payments are due quarterly, using a December 1 – November 30 contract year and based upon the prior quarter’s sales. Royalty payments will be paid from sales of GE branded product subject to the following repayment schedule:

Net Sales in Contract Year	Percentage of Contract Year Net Sales owed to GE
$0 to $50,000,000	7%
$50,000,001 to $100,000,000	6%
$100,000,000+	5%

As of December 31, 2022 and 2021, the outstanding balance of the aggregate minimum payment was $2,638, and $3,838,000, respectively.

Minimum fixed future payment obligations are approximately as follows:

Year	Minimum Obligation
2023	2,638,000
Total principal payments	$2,638,000

NOTE 9 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Accrued interest, convertible notes	$104,735	$92,919
Trade payables	1,369,702	507,250
Accrued compensation	475,417	429,167
	$1,949,823	$1,029,336

NOTE 10 INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

On December 31, 2022, the Company had a net operating loss carryforward of approximately $67,706,349 available to offset future taxable income indefinitely. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022 and 2021.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2022 and 2021 were approximately as follows:

	December 31
	2022	2021
Net operating loss carryforward	$17,293,894	$12,200,298
Stock-based compensation	2,392,262	––
Rights of use assets	(5,886,344)	––
Operating lease liabilities	6,101,878	––
Less Valuation Allowance	(19,901,690)	(12,200,298)
Total Deferred Tax Assets – Net	$—	$—

The Company’s tax expense differs from the statutory tax expense for 2022 and 2021 and the reconciliation is as follows.

	2022	2021
Computed statutory tax benefit – Federal	$(5,977,363)	$(1,171,879)
Computed statutory tax benefit – State	(1,292,961)	(204,495)
Change in valuation allowance	7,270,323	1,376,374
	$––	$––

NOTE 11 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from two directors and the Chief Executive Officer of the Company. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000,000 as of December 31, 2022, and 2021 and accrued interest of $104,375 and $68,679, respectively.

Initial Public Offering

The Company issued 455,353 shares of its common stock to certain directors, officers and greater than 5% stockholders which generated gross proceeds of $6,374,942 during 2022.

The Company issued 95,386 shares of its common stock to affiliates of certain directors and greater than 5% stockholders pursuant to certain anti-dilutive provisions during 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022.

Consulting Services

The Company issued 200,000 shares of its common stock to a related party by means of common management in which one of our directors is also an executive of the related party, in consideration of the provision of services. The fair value of the shares, based on the closing price at the date of grant amounted to $307,786, of which $248,214 was expensed during 2022.

NOTE 12 STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock

The Company issued the following common stock during 2022, and 2021:

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options and warrants	599,651	$862,301	$0.10 – 14.0
Common stock issued per exercise of warrants, cashless	593,700	—	—
Common stock issued, pursuant to services provided	1,057,293	8,235,880	2.0 – 14.0
Conversion of preferred stock	12,376,536	3,094,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	23,100,000	14.0
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.0

Transaction Type	Qty Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2021 Equity Transactions

Common stock issued per PPM, Bridge Line Ventures	231,624	$—	$12.0
Common Stock interest expense	33,334	—	12.0
Common stock issued, exercise of warrants and options, net	110,417	130,000	3.50
Common stock issued, pursuant to services provided	2,922,001	11,722,965	4
Issuance of common stock pursuant to offering, net	896,837	2,779,464	14
Conversion of preferred stock	200,000	50,000	0.25

The Company issued 335,073 shares of its common stock to certain stockholders. who participated in private placements during 2019 through 2021, pursuant to certain anti-dilutive provisions, during 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022. The fair value of the shares at the date of issuance were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period and an increase in the denominator of the computation of the loss per share. The anti-dilutive provisions expire 24 months from the date of the private placements, which will lapse by December 31, 2023.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during 2022, and 2021:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2021	13,256,936	$3,314,233	$0.25
Preferred Stock redemptions	(12,376,536)	(3,094,134)	0.25
Preferred Stock Balance at December 31, 2022	880,400	$220,099	$0.25

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2020	13,456,936	$3,364,233	$0.25
2021 Preferred Stock redemptions	(200,000)	(50,000)	0.25
Preferred Stock Balance at December 31, 2021	13,256,936	$3,314,233	$0.25

The Preferred Stock is convertible at the holder’s option. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, for $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The Company paid dividends in the amount of $38,055 and $129,456, respectively, to the Preferred Stock shareholders during 2022 and 2021, respectively. The Preferred Shares are contingently redeemable.

(C) Stock Options

The following is a summary of the Company’s stock option activity during 2022 and 2021:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	21,927,182	$3.36	––	$––
Exercised	(635,640)	1.49	––	$––
Granted	13,832,500	11.74	––
Forfeited	(1,834,792)	3.81
Outstanding, December 31, 2022	33,289,250	$7.73	3.43	$5,994,300

Exercisable, December 31, 2022	12,236,672	$3.92	2.70	$5,994,300

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	14,010,432	$3.28		-
Exercised		2.6	–	—
Granted	7,916,750	6.59		—
Outstanding, December 31, 2021	21,927,182	$3.36	4.21	$5,990,800

Exercisable, December 31, 2021	12,597,658	$3.49	4.40	5,979,200

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during 2022 and 2021:

	December 31, 2022	December 31, 2021
	Range	Range
Stock price	$6.5 - 12.34	$3.0 – 3.0
Exercise price	$0.1 - 14	$3.0 - 12
Expected life (in years)	1.5 – 5.8 yrs.	1.3 yrs.
Volatility	10 - 31%	34%
Risk-fee interest rate	1.37 - 2.97%	.09% - 2.49%
Dividend yield	—	—

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $13.5 million (excluding certain market-based options which management cannot ascertain to have a probable outcome amounting to $61 million) at December 31, 2022 and it is expected to be recognized over a weighted-average period of 4.00 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Issued	608,961	3.3
Exercised	(597,021)	3.3
Forfeited	(231,624)	9.8
Balance, December 31, 2022	1,908,211	$5.45

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2021	1,602,415	$3.24
Issued	555,480	12.00
Exercised	(30,000)	3.50
Forfeited/Cancelled	—	—
Balance, December 31, 2021	2,127,895	$5.4

The warrants issued during 2022 and 2021 were issued to underwriters and private placement agents, as well as certain investors, pursuant to the issuance of shares of common stock.

(E) Restricted stock units

A summary of the Company’s non-vested restricted stock units during 2022 and 2021 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units on January 1, 2021	530,000	$6.1
Granted	544,500	6.5
Vested	(304,000)	2.3
Forfeited	–	–
Non-Vested restricted stock units on December 31, 2021	770,500	3.3
Granted	2,659,109	9.2
Vested	(912,548)	6.5
Forfeited	(600)	2.5
Non-vested restricted stock units on December 31, 2022	2,516,461	8.39

One RSU and RSA gives the right to one share of the Company’s common stock. RSU and RSAs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSU and RSA awards is expensed on a straight-line basis over the vesting period.

During 2022, and 2021, the Company recognized share based expense of $13,959,796.

NOTE 13 CONCENTRATIONS OF RISKS

Major Customers

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

No customers accounted for more than 10% of revenues during 2022 and one customer accounted for 83% of revenues during 2021.

Major Vendors

The Company had two major vendors that accounted for 100% of cost of sales during 2022 and 2021. The Company expects to maintain its relationship with the vendors.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. The uninsured deposits amounted to $9,461,597 at December 31, 2022. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product and Geographic Markets

The Company generates its income primarily from its proprietary-based technology and related products sold in the United States.

NOTE 14 SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2023, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements with the following exceptions:

In February 2023, the Company agreed to acquire the operations of Belami, Inc. and certain subsidiaries, subject to certain closing conditions. The Company agreed to pay up to $12 million and issue up shares of its common to the shareholders of Belami, Inc. and certain of its employees. Contemporaneously, in February and March 2023, we issued convertible notes payable for $9.6 million. The conversion price of such notes is $3 per share.

