Form 10-Q
period 2023-03-31
SKYX Platforms Corp.
filed 2023-05-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 87,067,734 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have been outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully integrate and manage the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	the impact of the COVID-19 pandemic on our business and operations, including the potential impact on manufacturing operations in China;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain our license agreement with General Electric (“GE”);
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale tax;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of governmental regulations, geopolitical conflicts, including potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Investors should refer to the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) March 31, 2023	(Audited) December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,521,818	$6,720,543
Investments, available-for-sale	3,862,744	7,373,956
Inventory	2,102,320	1,923,540
Prepaid expenses and other assets	132,234	311,618
Total current assets	20,619,116	16,329,657

Other assets:
Furniture and equipment, net	193,856	215,998
Restricted cash	1,000,000	2,741,054
Restricted investments, available-for-sale	3,704,738	-
Right of use assets, net	22,584,674	23,045,293
Intangible assets, definite life, net	682,054	662,802
Other assets	407,191	182,306
Total other assets	28,572,513	26,847,453

Total Assets	$49,191,629	$43,177,110

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$2,084,450	$1,949,823
Notes payable, current	401,682	405,931
Operating lease liabilities, current	1,631,694	1,130,624
Royalty obligation	2,638,000	2,638,000
Convertible notes, current-related parties	950,000	950,000
Convertible notes, current	350,000	350,000
Total current liabilities	8,055,826	7,424,378

Long term liabilities:
Notes payable	5,133,916	4,867,004
Operating lease liabilities	22,330,469	22,758,496
Convertible notes, net	4,923,281	-

Total long-term liabilities	32,387,666	27,625,500

Total liabilities	40,443,492	35,049,878

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; 880,400 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	220,099	220,099

Stockholders’ Equity (Deficit):
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 83,189,729 and 82,907,541shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	122,573,318	114,039,638
Accumulated deficit	(114,040,627)	(106,070,358)
Accumulated other comprehensive loss	(4,653)	(62,147)
Total stockholders’ equity (deficit)	8,528,038	7,907,133
Non-controlling interest	—	-
Total equity (deficit)	8,528,038	7,907,133

Total Liabilities and Stockholders’ Equity (Deficit)	$49,191,629	$43,177,110

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenue	$10,025	$6,971
Cost of revenues	(1,468)	(5,640)
Gross income	8,557	1,331
Selling, general and administrative expenses	(7,248,205)	(11,947,440)
Loss from operations	(7,239,648)	(11,946,109)
Other income / (expense)
Interest expense, net	(730,621)	(90,505)
Other income, loan forgiveness	—	178,250

Total other income (expense), net	(730,621)	87,745
Net loss	(7,970,269)	(11,858,364)
Common stock issued pursuant to antidilutive provisions	—	(4,691,022)
Preferred dividends	—	(21,232)
Non-controlling interest		(35,442)
Net loss attributed to common shareholders	$(7,970,269)	$(16,606,060)
Unrealized gain on debt securities	57,494	—
Net Comprehensive loss attributed to common stockholders	$(7,912,775)	$(16,606,060)

Net loss per share - basic and diluted	$(0.10)	$(0.23)

Weighted average number of common shares outstanding during the period – basic and diluted	82,965,182	72,818,108

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three months ended March 31,
	2023	2022

Shares of Common stock
Balance, beginning of period	82,907,541	66,295,288
Common stock issued pursuant to offerings	—	1,650,000
Common stock issued pursuant to services	282,188	448,409
Common stock issued pursuant to conversion of preferred stock	—	9,976,536
Common stock issued pursuant to exercise of options	—	200,000
Common stock issued pursuant to cashless exercise of warrants	—	311,750
Common stock issued pursuant to antidilutive provisions	—	335,073
Balance, end of period	83,189,729	79,217,056

Common stock and paid-in capital
Balance, beginning of period	$114,039,638	$70,880,386
Common stock issued pursuant to offerings	—	20,552,000
Common stock issued pursuant to services	—	5,717,010
Common stock issued pursuant to conversion of preferred stock	—	2,494,134
Stock-based compensation	2,963,702	3,050,883
Common stock issued pursuant to exercise of options	—	210,000

Debt discount	5,569,978	—
Common stock issued pursuant to antidilutive provisions	—	4,691,022
Balance, end of period	122,573,318	107,595,436

Accumulated Deficit
Balance, beginning of period	$(106,070,358)	$(74,269,898)
Net loss	(7,970,269)	(11,858,364)
Non-controlling interest	—	(35,442)
Common stock issued pursuant to antidilutive provisions	—	(4,691,022)
Preferred Dividends	—	(21,232)
Balance, end of period	(114,040,627)	(90,875,958)

Accumulated other comprehensive loss
Balance, beginning of period	(62,147)	—
Unrealized gain on debt securities	57,494	—
Balance, end of period	(4,653)	—

Total stockholders’ Equity (Deficit)	$8,528,038	$16,719,478

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,970,269)	$(11,858,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497,373	21,900
(Other income), loan forgiveness	—	(178,250)
Amortization of debt discount	143,257	—
Non-cash equity-based compensation expense	2,963,702	8,767,894
Change in operating assets and liabilities:
Inventory	(178,780)	—
Prepaid expenses and other assets	(45,501)	(1,395,366)
Operating lease liabilities	(171,963)	—
Accretion operating lease liabilities	245,009	—
Royalty obligation	—	(300,000)
Accounts payable and accrued expenses	398,183	1,583,700

Net cash used in operating activities	(4,118,988)	(3,358,486)
Cash flows from investing activities:
Investments, available-for-sale	(136,033)	—
Purchase of property and equipment	(306)	(191,034)
Payment of patent costs	(33,559)	(48,544)
Net cash used in investing activities	(169,898)	(239,578)

Cash flows from financing activities:
Proceeds from common stock issuance	—	23,100,000
Placement cost	—	(2,548,000)
Proceeds from exercise of options	—	210,000
Proceeds from issuance of convertible notes	10,350,000	—
Dividends paid	—	(21,232)
Principal repayments of notes payable	(893)	(839)
Net cash provided by financing activities	10,349,107	20,739,929

Increase in cash, cash equivalents and restricted cash	6,060,221	17,141,865
Cash, cash equivalents, and restricted cash at beginning of period	9,461,597	10,426,249
Cash, cash equivalents and restricted cash at end of period	$15,521,818	$27,568,114
Supplementary disclosure of non-cash financing activities:
Preferred stock conversion to common	$—	$2,494,134
Common stock issued pursuant to antidilutive provisions	—	4,691,022
Debt discount	5,569,978	—
Cash paid during the period for:
Interest	$711,648	$90,630

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional disclosures and accounting policies.

Reclassifications

For comparability, reclassifications of certain prior-year balances were made to conform with current-year presentations, such as certain expenses previously included in cost of revenues and reclassified as sales, general, and administrative expenses in 2022.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company’s cash composition was follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$14,521,818	$6,720,543
Restricted cash	1,000,000	2,741,054
Total cash, cash equivalents and restricted cash	$15,521,818	$9,461,597

Restricted Assets

The Company issued a letter of credit of $2.7 million in September 2022 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by debt securities of $3.7 million as of March 31, 2023 and cash of $2.7 million as of December 31, 2022. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $1 million in an escrow account.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	March 31, 2023	December 31, 2022
Inventory, component parts	$2,102,320	$1,923,540

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three months ended March 31, 2023 and 2022, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Stock Warrants	2,063,522	1,079,985
Stock Options	33,114,250	32,711,682
Convertible Notes	3,536,668	86,668
Preferred stock	880,400	3,280,400
Total	39,594,840	37,158,645

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 DEBT SECURITIES

The components of investments as of March 31, 2023 were as follows:

	Fair value level	Cost	Unrealized loss	Carrying value

Corporate debt securities	Level 1	$3,732,698	$(1,752)	$3,730,946
State and local government debt securities	Level 1	908,354	(988)	907,366
State and local government debt securities	Level 2	2,931,083	(1,913)	2,929,170

Total		$7,572,135	$(4,653)	$7,567,482

NOTE 4 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Machinery and equipment	$67,419	$67,419
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	534,204	534,204
Leasehold improvements	30,553	30,553
Total	675,081	675,081
Less: accumulated depreciation	(481,224)	(459,083)
Total, net	$193,856	$215,998

Depreciation expense amounted to $22,141 and $9,505 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Patents	$857,931	$824,372
Trademark	45,450	45,450
Less: accumulated amortization	(221,327)	(207,020)
Total, net	$682,054	$662,802

Amortization expense on intangible assets was $14,307 and $12,395 for the three months ended March 31, 2023 and 2022, respectively.

The following table sets forth the estimated amortization expense for future periods:

Remainder of 2023	39,925
2024	53,274
2025	53,274
2026	53,274
2027	54,573

NOTE 6 DEBT

The following table presents the details of the principal outstanding:

	March 31, 2023	December 31, 2022	APR at March 31, 2023	Maturity	Collateral
Notes payable (a)	$5,157,792	$5,115,000	8.00%	September 2026	Substantially all Company assets
Convertible Notes (b)	11,650,000	1,300,000	6.00-10.00%	September 2023-March 2026	Substantially all Company assets
PPP Loans (c)	6,995	7,835	1.00%	April 2025	-
Economic Impact Disaster loan	149,157	150,000	3.75%	November 2052	Substantially all Company assets
Total	$16,963,944	$6,572,935

Unamortized debt discount	$(5,426,719)	$-

Debt, net of Unamortized debt Discount	$11,537,225	$6,572,935

	For the three-month period ended March 31,
	2023	2022
Interest expense associated with debt	326,742	90,630

As of March 31, 2023, the expected future principal payments for the Company’s debt are due as follows:

Remainder of 2023	1,705,931
2024	1,736,146
2025	1,734,021
2026	11,650,495
2027 and thereafter	137,351
$16,963,944

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.
(b)	Included in Convertible Notes are loans provided to the Company from two directors, an officer and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature between September 2023 and January 2024 and bear interest at an annual rate of 6%, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15 per share.

All convertible notes are convertible at a price ranging between $3 and $15 per share.

During the three-month period ended March 31, 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter into the transactions, the Company issued 1,391,667 warrants to the note holders at an initial exercise price of $3 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $143,257 as amortized debt discount during the three-month ended March 31, 2023 and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations.

(c)	The Small Business Administration forgave approximately $178,000 of PPP loans during the three-month period ended March 31, 2022, which was recognized as other income.

NOTE 7 OPERATING LEASE LIABILITIES

In April 2022, the Company entered into a 58-month lease related to certain office and showroom space pursuant to a sublease that expires in February 2027. The Company recognized a right-of-use asset and a liability of $1,428,764 pursuant to this lease.

In September 2022, the Company entered into a 124-month lease related to its future headquarters offices and showrooms space. The Company recognized a right-of-use asset and a liability of $22,192,503 pursuant to such lease. In connection with the execution of lease, the Company was required to provide the landlord with a letter of credit in the amount of $2.7 million, which is secured by $3.7 million of debt securities.

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of March 31, 2023:

March 31, 2023
Lease costs:
Cash paid for operating lease liabilities	$207,130
Right-of-use assets obtained in exchange for new operating lease obligations	22,584,674
Fixed rent payment	$255,314
Lease – Depreciation expense	$460,618

March 31, 2023
Other information:
Weighted-average discount rate	6.41%
Weighted-average remaining lease term (in months)	111

Minimum Lease obligation
Remainder of 2023	$1,130,624
2024	1,780,875
2025	1,993,646
2026	2,223,207
2027 and thereafter	16,760,768
Total	$23,889,120

NOTE 8 GE ROYALTY OBLIGATIONS

The Company has a license agreement with General Electric (“GE”) which provides, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The Company cannot assign the agreement or sublicense the stated rights. The agreement imposes certain manufacturing and quality control conditions to continue to use the GE brand. The agreement expires in November 2023.

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

As of March 31, 2023 and December 31, 2022, the outstanding balance of the aggregate Minimum Payment was $2,638,000 and it is payable by December 31, 2023.

NOTE 9 ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Accrued interest, convertible notes	$219,972	$104,735
Trade payables	1,271,535	1,369,702
Accrued compensation	458,316	475,417
Total	$1,949,823	$1,949,823

NOTE 10 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from two directors and the Chief Executive Officer of the Company. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of March 31, 2023 and December 31, 2022 and accrued interest of $219,972 and $104,375, respectively.

Initial Public Offering

The Company issued 455,353 shares of its common stock to certain directors, officers and greater than 5% stockholders which generated gross proceeds of $6,374,942 during the three-month period ended March 31, 2022.

The Company issued 95,386 shares of its common stock to affiliates of certain directors and greater than 5% stockholders pursuant to certain anti-dilutive provisions during the three-month period ended March 31, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022.

NOTE 11 STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company issued the following common stock during the three months ended March 31, 2023 and 2022:

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2023 Equity Transactions
Common stock issued, pursuant to services provided	282,188	2,963,702	2.52 – 3.56

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options and warrants	599,651	$862,301	$0.10 – 14.0
Common stock issued per exercise of warrants, cashless	593,700	—	—
Common stock issued, pursuant to services provided	1,057,293	8,235,880	2.0 – 14.0
Conversion of preferred stock	12,376,536	3,094,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	23,100,000	14.0
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.0

The Company issued 335,073 shares of its common stock to certain stockholders during the three-month period ended March 31, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering. The shares were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period, using the fair value of the shares at the date of issuance.

Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the three months ended March 31, 2023 and 2022 respectively:

Transaction Type	Quantity	Valuation	Value per Share
Preferred Stock Balance at January 1, 2023	880,400	$220,099	$0.25
Preferred Stock redemptions
Preferred Stock Balance at March 31, 2023	880,400	$220,099	$0.25

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at January 1, 2022	13,256,936	$3,314,233	$0.25
Preferred Stock redemptions	(9,976,536)	(2,494,134)	0.25
Preferred Stock Balance at March 31, 2022	3,280,400	$820,099	$0.25

The Preferred Stock is convertible at the holder’s option. Shares of the Preferred Stock may be repurchased by the Company upon 30 days’ prior written notice, for USD $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The Company paid dividends in the amount of $21,232 to the Preferred Stock shareholders during the three-month period ended March 31, 2022.

Stock Options

The following is a summary of the Company’s stock option activity during the three month periods ended March 31, 2023 and 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.7	-	$-
Exercised			-	-
Awards Canceled	175,000	$3.0	-	-
Expired		-	-	-
Outstanding, March 31, 2023	33,114,250	$7.7	3.2	$10,534,567

Exercisable, March 31, 2023	12,731,250	$4.4	2.55	$10,534,567

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	21,852,182	$3.87	––	$––
Exercised	(200,000)	1.2	––	$––
Granted	11,724,500	13.0	––
Forfeited	(665,000)	-
Outstanding, March 31, 2022	32,711,682	$7.73	3.43	$345,090,982

Exercisable, March 31, 2022	8,982,557	$3.4	4.1	$203,781,741

Warrants Issued

The following is a summary of the Company’s warrant activity during the three month periods ended March 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	671,855	$11.5
Issued	1,391,667	3.0
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2023	2,063,522	$5.76

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Exercised	(430,000)	—
Issued	132,000	18.2
Forfeited	(750,000)
Balance, March 31, 2022	1,079,895	$8.84

Assumptions- Fair Value of Warrants and Options

The Company issued options in connection for services during the three-month period ended March 31, 2022 and none during the three-month period ended March 31, 2023. The Company issued warrants in connection with certain convertible promissory notes during the three-month period ended March 31, 2023, which are considered inducements to enter into debt transactions and are recognized as debt discount at fair value. The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company to value certain warrants issued during the three-month period ended March 31, 2023 and options granted the three-month period ended March 31, 2022:

	March 31, 2023	March 31, 2022
	Range	Range
Stock price	$3.74-3.84	$3.0 – 3.0
Exercise price	$3.0	$3.0 - 12
Expected life (in years)	5 yrs.	1.3 yrs.
Volatility	42%	34%
Risk-fee interest rate	5.02%	.09% - 2.49%
Dividend yield	—	—

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $10.1 million (excluding certain market-based options which management cannot ascertain to have a probable outcome amounting to $61 million) at March 31, 2023 and it is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 12 CONCENTRATIONS OF RISKS

Major Customers

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Vendors

The Company had two major vendors that accounted for 100% of cost of purchases for the three months ended March 31, 2023 and 2022. The Company expects to maintain its relationship with the vendors.

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

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 9, 2023, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following:

The Company completed its acquisition of Belami, Inc. and subsidiaries in April 2023. The Company paid $7.0 million in cash (which excluded, among other things, $1.0 million released to the sellers from escrow) and 1,923,285 shares of its common stock. Prior to the closing, Belami, Inc. issued promissory notes in an aggregate amount of $1.5 million which are guaranteed by the Company. In April 2024, as deferred consideration, the Company will pay $3.2 million and issue approximately 1,879,816 shares, assuming the minimum price per share of $3.00.

The Company satisfied its obligations under a note payable amounting to $6.2 million as of March 31, 2023. The Company paid $2 million and issued 574,713 shares of its common stock to satisfy such obligations in April 2023.

In May 2023, the Company entered into a $2 million secured revolving line of credit with First-Citizens Bank & Trust Company, which bears interest at a variable rate equal to The Wall Street Journal Prime Rate plus 0.250%, subject to a floor of 5.0% and ceiling of the lesser of 18.0% or the maximum rate allowed under applicable law, payable monthly, and matures in May 2024. The line of credit is subject to customary default and acceleration provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings with the Securities and Exchange Commission (the “SEC”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

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

Inflation and related risk of recession increased during 2022 and have continued to impact operations during 2023. Inflationary factors, such as increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the foreseeable future (especially if inflation rates continue to rise). In addition, we may be negatively impacted as a result of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

During April 2023, we completed the previously-announced acquisition of all of the issued and outstanding shares of Belami, a strategic e-commerce lighting and home décor conglomerate. The Company paid cash and issued an aggregate of 1,923,285 shares of common stock as consideration for the acquisition. The Company expects that Belami will serve as a marketing and growth platform and should provide several distribution channels, including to retail customers, builders and professionals.

In connection with the acquisition, the Company engaged in private placements of its securities during the first quarter of 2023, pursuant to which the Company issued and sold (i) subordinated secured convertible promissory notes in the aggregate principal amount of $10.35 million and (ii) warrants to purchase an aggregate of up to 1,391,667 shares of the Company’s common stock. The proceeds were used to fund the cash component of the Belami acquisition and to pay certain transaction expenses in connection with the acquisition and the private placements.

In addition, in March 2023, the Company acquired 50% of the equity of a strategic e-commerce private label lighting website, for $225,000, and acquired the other 50% of the equity, which is owned by Belami, as part of the Belami acquisition. Following completion of the Belami acquisition, the Company transferred the equity it previously acquired to Belami, and Belami now holds 100% of the outstanding equity of such entity. The Company expects that this acquisition will serve as another marketing and growth platform for the Company and should provide additional distribution to both professional and retail channels for the Company’s products.

During the second quarter of 2023, the Company repaid in full approximately $5.2 million in principal and interest due under the Company’s five-year secured promissory note, dated December 14, 2021, previously issued to Nielsen & Bainbridge, LLC, by issuing 574,713 shares of the Company’s common stock and paying $2 million. The Company also entered into a $2 million secured revolving line of credit with First-Citizens Bank & Trust Company, which matures May 1, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,		Change Between the Months Ended March 31,
	2023	2022	2023	2022
Revenue	$10,025	$6,971	$(3,054)	44.0%
Cost of revenues	(1,468)	(5,640)	4,172	(74)%
Gross income	8,557	1,331	(7,226)	NM
Selling, general and administrative expenses	(7,248,205)	(11,947,440)	(4,699,235)	(40)%
Loss from operations	(7,239,648)	(11,946,109)	4,706,461	(40)%
Other income / (expense)
Interest expense	(730,621)	(90,505)	640,116	NM
Other income, loan forgiveness	-	178,250	(178,250)	100%
	-			100%
Total other income (expense), net	(730,621)	87,745	818,366	NM
Net loss	(7,970,269)	(11,858,364)	3,888,095	(33)%

NM: Not meaningful

Revenue

The revenues are at comparable levels during the three-month period ended March 31, 2023 and 2022.

They are related to the planned reduction of discontinued inventory as we continued to shift our focus to the development of our new patented “Smart” platforms and technologies. During 2022 and the first quarter of 2023, we continued to sell through our existing inventory of discontinued products to facilitate our planned transition into our new patented product lines.

We believe that revenues will be higher in 2023 than in 2022, since we launched the marketing of our advanced and smart products in late 2022 and expect to begin commercial sales in 2023. We also expect our revenues to increase following the closing of the Belami acquisition.

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

We believe that cost of revenues will increase in 2023 compared to 2022, commensurate with an anticipated increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of an allocation of product development, sales and marketing, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including non-cash equity-based compensation.

The decrease in selling, general, and administrative expenses during the three months ended March 31, 2023 when compared to the prior year period was primarily due to the following:

●	Decrease of $5.8 million related to share-based payments which is primarily due to a greater number of shares of common stock issued and options granted for services during the three-month ended March 31, 2022 at a higher price per share when compared to the first quarter of 2023;
●	Offset by increased expenses related to product development of $527,000 incurred during the first quarter of 2023;
●	Offset by an increase in other spending related to the support of planned scope of operations and the acquisition of Belami, Inc.

We believe that our selling, general, and administrative expenses will be higher during 2023 when compared to 2022 as we continue to invest to support our anticipated growth and following the closing of the Belami acquisition.

Other Income (Expense)

The increase in interest expense in the three months ended March 31, 2023 when compared to the prior year period resulted primarily from interest charges related to operating lease liabilities which were entered into the latter part of 2022, and, to a lesser extent, amortization of debt discount resulting from inducements granted to holders of convertible promissory notes issued in the first quarter of 2023.

The decrease in other income loan forgiveness during the three months ended March 31, 2023 when compared to the prior year period was the forgiveness of a PPP loan during the three months ended March 31, 2022, which did not occur during the same period in 2023.

Liquidity and Capital Resources

As we develop our revenue base, we have raised additional funds through the sale of our common stock and securities convertible into our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million and the private placements in February and March 2023 for gross proceeds of $10.35 million, pursuant to which we issued convertible notes and warrants. We believe that our existing cash and debt securities will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including Belami acquisition and integration of operations, our revenue growth rate, expenditures related to our headcount growth and manufacturing, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter in arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

During April and May 2023, the Company repaid in full approximately $6.2 million in principal and interest due under the Company’s five-year secured promissory note, dated December 14, 2021, previously issued to Nielsen & Bainbridge, LLC, by issuing 574,713 shares of the Company’s common stock and paying $2.0 million in cash. The Company also entered into a $2.0 million secured revolving line of credit with First-Citizens Bank & Trust Company. The line of credit bears interest at a variable rate equal to The Wall Street Journal Prime Rate plus 0.250%, subject to a floor of 5.0% and ceiling of the lesser of 18.0% or the maximum rate allowed under applicable law, payable monthly, and matures May 1, 2024.

Three-months period ended March 31, 2023:

We had $23.1 million in cash, cash equivalents, restricted cash and marketable debt securities as of March 31, 2023.

We used $4.1 million in our operating activities which consists of a net loss of $8 million adjusted for the following:

●	Stock-based compensation of $3 million.
●	Depreciation and amortization of $500,000.

We generated $10.3 million in financing activities which were primarily related to proceeds we generated from the issuance of convertible promissory notes.

Three-months period ended March 31, 2022:

We had $27.6 million in cash and cash equivalents as of March 31, 2022.

We used $3.4 in our operating activities which consists of a net loss of $12 million adjusted for the following:

●	Stock-based compensation of $8.8 million

We generated $20.7 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of common stock pursuant to our initial public offering.

Non-GAAP Financial Measures

Management considers selling, general, and administrative expenses, adjusted for non-cash stock compensation depreciation and amortization and transaction costs, an important indicator in consistently evaluating our business operations and the use of cash in our operating activities. We use such measure to analyze and evaluate our liquidity and capital resources and intend to continue using such measure until we generate revenues. Such a measure eliminates significant items that do not involve cash outlay or non-recurring transactions. This measure should be considered in addition to, rather than as a substitute, for selling, general and administrative expenses. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the three-month period ended March 31,
	2023	2022
Sales, general, and administrative expenses, as reported	$7,248,205	$11,947,440
Depreciation and amortization	(497,373)	(21,900)
Transaction costs	(393,601)	-
Non-cash share-based payments	(2,963,702)	(8,767,894)
Sales, general, and administrative expenses, as adjusted	$3,393,529	$3,157,646

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2023 and December 31, 2022, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as noted below. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in such report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risks Related to Acquisition of Belami

Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and consumer preferences may have a material adverse effect on our business, results of operations and financial condition.

Uncertainties in global economic conditions that are beyond our control could materially adversely affect our business, results of operations, financial condition and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth based on market changes and uncertainty, energy shortages and cost increases, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment. Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have resulted in, and could in the future result in, decreased demand for our products and services, which has adversely affected our results of operations and may do so in the future.

Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce channel.

If the online market for home goods does not continue to gain acceptance, a significant portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures to attract additional online consumers to our sites and convert them into purchasing customers online. Specific factors that could impact consumers’ willingness to purchase home goods from us online, especially in markets where we do not have physical stores, include concerns about buying products without a physical storefront, face-to-face interaction with sales personnel and the inability to physically handle, examine and compare products; delivery time associated with online orders; actual or perceived lack of security of online transactions and concerns regarding the privacy or protection of personal information; delayed shipments or shipments of incorrect or damaged products; inconvenience associated with returning or exchanging items purchased online; usability, functionality and features of our sites; and our reputation and brand strength. In addition, if we do not have a clear and relevant promotional calendar to engage our customers, especially in the current macroeconomic environment, our customers may purchase fewer goods from us, or we may have to increase our promotional activities. If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at sustainable rates, acquired customers may not become repeat customers and existing customers’ buying patterns and levels may decrease. In addition, we may experience surges in online traffic and orders associated with promotional activities and seasonal trends, which could cause fluctuations in our results of operations from quarter to quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated by reference herein to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
10.1+	Form of Securities Purchase Agreement, dated February 6, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.2	Form of Subordinated Secured Convertible Promissory Note, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.3	Form of Common Stock Purchase Warrant, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.4+	Form of Securities Purchase Agreement, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.5	Form of Subordinated Secured Convertible Promissory Note, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.6	Form of Common Stock Purchase Warrant, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.7	Letter Agreement, effective as of April 27, 2023, between SKYX Platforms Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).
10.8	Form of Closing Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.9	Form of Retained Earnings Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.10+	Promissory Note and Business Loan Agreement, dated May 1, 2023, between SKYX Platforms Corp. and First-Citizens Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
10.11*	Form of Cash Retention Incentive Agreement (April 2023) (filed herewith).
10.12*	Form of Nonqualified Stock Option Agreement (April 2023) (filed herewith).
10.13*	Form of Restricted Share Unit Award Agreement (three year vesting) (April 2023) (filed herewith).
10.14*	Form of Restricted Share Unit Award Agreement (one year vesting) (April 2023) (filed herewith).
10.15*	Form of Restricted Shares Award Agreement (April 2023) (filed herewith).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX PLATFORMS CORP.

Date:	May 12, 2023	By:	/s/ John P. Campi
John P. Campi, Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2023	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

