Form 10-Q
period 2023-06-30
SKYX Platforms Corp.
filed 2023-08-09
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 91,852,408 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors, many of which have been outcomes that are difficult to predict and may be outside our control, which may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully integrate and manage the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	the impact of the COVID-19 pandemic on our business and operations, including the potential impact on manufacturing operations in China;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain our license agreement with General Electric (“GE”);
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale tax;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations, geopolitical conflicts, including potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Investors should refer to the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether because of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Form 10-Q.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) June 30, 2023	(Audited) December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,085,104	$6,720,543
Restricted cash	2,000,000	—
Accounts receivable	2,481,208	—
Investments, available-for-sale	—	7,373,956
Inventory	4,823,708	1,923,540
Deferred cost of revenues	1,296,181
Prepaid expenses and other assets	55,514	311,618
Total current assets	28,741,715	16,329,657

Other assets:
Furniture and equipment, net	475,510	215,998
Restricted cash	3,611,054	2,741,054
Right of use assets, net	22,618,579	23,045,293
Intangible assets, definite life, net	9,024,550	662,802
Goodwill	15,483,678	—
Other assets	425,282	182,306
Total other assets	51,638,653	26,847,453

Total Assets	$80,380,368	$43,177,110

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$11,547,344	$1,949,823
Notes payable, current	3,003,162	405,931
Operating lease liabilities, current	3,493,519	1,130,624
Royalty obligation	2,638,000	2,638,000
Consideration payable	8,836,591	950,000
Deferred revenues	1,662,815	—
Convertible notes, current	1,300,000	350,000
Total current liabilities	32,481,431	7,424,378

Long term liabilities:
Notes payable	151,511	4,867,004
Operating lease liabilities	21,562,019	22,758,496
Convertible notes, net	5,201,780	—

Total long-term liabilities	26,915,310	27,625,500

Total liabilities	59,396,741	35,049,878

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; none and 880,400 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	220,099

Stockholders’ Equity:
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 90,660,148 and 82,907,541shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	147,282,469	114,039,638
Accumulated deficit	(126,298,842)	(106,070,358)
Accumulated other comprehensive loss	—	(62,147)
Total stockholders’ equity	20,983,627	7,907,133
Non-controlling interest	—	—
Total equity	20,983,627	7,907,133

Total Liabilities and Stockholders’ Equity	$80,380,368	$43,177,110

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue	$14,984,055	$7,389	14,994,080	14,360
Cost of revenues	(10,288,643)	(6,122)	(10,290,111)	(11,762)
Gross income	4,695,412	1,267	4,703,969	2,598
Selling, general and administrative expenses	16,946,752	4,565,087	24,194,957	16,512,528
Loss from operations	(12,251,340)	(4,563,820)	(19,490,988)	(16,509,930)
Other income / (expense)
Interest expense, net	(1,218,732)	(81,918)	(1,939,353)	(172,421)
Gain on extinguishment of debt	1,201,857	—	1,201,857	178,250

Total other income (expense), net	(16,875)	(81,918)	(737,496)	5,829
Net loss	(12,268,215)	(4,645,738)	(20,228,484)	(16,504,101)
Common stock issued pursuant to antidilutive provisions	—	—	—	4,691,022
Preferred dividends	—	6,644	—	27,876
Non-controlling interest	—	—	—	—
Net loss attributed to common shareholders	$(12,268,215)	$(4,652,382)	(20,228,484)	(21,222,999)
Other comprehensive loss:	4,653	—	62,147	—
Net Comprehensive loss attributed to common stockholders	$(12,263,562)	$(4,652,382)	(20,166,337)	(21,222,999)

Net loss per share - basic and diluted	$(0.14)	$(0.06)	(0.24)	(0.22)

Weighted average number of common shares outstanding during the period – basic and diluted	86,621,015	80,575,955	84,843,914	76,718,462

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three months ended June 30,		For the six months ended June30,
	2023	2022	2023	2022

Shares of Common stock
Balance, beginning of period	83,189,729	79,217,056	82,907,541	66,295,288
Common stock issued pursuant to offerings	2,984,308	—	2,984,308	1,650,000
Common stock issued pursuant to services	1,407,713	94,540	1,689,901	542,949
Common stock issued pursuant to conversion of preferred stock	580,400	1,400,000	580,400	11,376,536
Common stock issued pursuant to exercise of options and warrants	—	341,890	—	853,640
Common stock issued pursuant to acquisition	1,923,285	—	1,923,285	—
Common stock issued pursuant to antidilutive provisions	—	—	—	335,073
Common stock issued pursuant to extinguishment of debt	574,713	—	574,713	—
Balance, June 30	90,660,148	81,053,486	90,660,148	81,053,486

Common stock and paid-in capital
Balance, beginning of period	$122,573,318	$107,595,436	$114,039,638	$70,880,386
Common stock issued pursuant to stock offering	7,446,274	—	7,446,274	20,552,000
Common stock issued pursuant to services	7,674,832	2,426,306	10,638,534	11,194,200
Common stock issued pursuant to conversion of preferred stock	220,099	350,000	220,099	2,844,134
Common stock issued pursuant to exercise of options and warrants	—	72,625	—	282,625
Debt discount	—	—	5,569,978	—
Common stock issued pursuant to acquisition	7,327,716	—	7,327,716	—
Common stock issued pursuant to extinguishment of debt	2,040,231	—	2,040,231	—
Common stock issued pursuant to antidilutive provisions	—	—	—	4,691,022
Balance, June 30	$147,282,469	$110,444,367	$147,282,469	$110,444,367

Accumulated Deficit
Balance, beginning of period	$(114,040,627)	$(90,875,958)	$(106,070,358)	$(74,269,898)
Net loss	(12,268,215)	(4,645,738)	(20,228,484)	(16,504,101)
Non-controlling interest	—	—	—	(35,442)
Common stock issued pursuant to antidilutive provisions	—	—	—	(4,691,022)
Preferred dividends	—	(6,644)	—	(27,876)
Balance, end of period	(126,298,842)	(95,528,339	(126,298,842)	(95,528,339)

Accumulated other comprehensive loss
Balance, beginning of period	(4,653)	—	(62,147)	—
Other comprehensive income	4,653	—	62,147	—
Balance, end of period	—	—	—	—

Total stockholders’ equity	$20,983,627	$14,916,028	$20,983,627	$14,916,028

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,228,484)	$(16,504,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,031,732	46,988
Gain on forgiveness of debt	(1,201,857)	(178,250)
Amortization of debt discount	520,349	—
Share-based payments	10,638,534	11,194,200
Change in operating assets and liabilities:
Inventory	(1,114,063)	(334,543)
Accounts receivable	40,551	—
Prepaid expenses and other assets	449,358	(979,607)
Deferred charges	186,900	—
Deferred revenues	(266,218)	—
Operating lease liabilities	(199,417)	—
Accretion operating lease liabilities	798,229	—
Other assets	—	(117,234)
Royalty obligation	—	(600,000)
Accounts payable and accrued expenses	2,700,311	1,269,243
Net cash used in operating activities	(6,644,075)	(6,203,304)
Cash flows from investing activities:
Purchase of debt securities	(136,033)	—
Proceeds from disposition of debt securities	7,572,136	—
Acquisition, net of cash acquired	(4,206,200)	—
Purchase of property and equipment	—	(262,748)
Payment of patent costs and other intangibles	—	(82,608)
Net cash provided by (used in) investing activities	3,229,903	(345,356)
Cash flows from financing activities:
Proceeds from issuance of common stock- offerings	7,826,045	23,100,000
Placement costs	(379,772)	(2,556,000)
Proceeds from exercise of options and warrants	—	290,625
Proceeds from line of credit	2,000,000	—
Proceeds from issuance of convertible notes	10,350,000	—
Dividends paid	—	(27,876)
Principal repayments of notes payable	(2,147,900)	(1,664)
Net cash provided by financing activities	17,648,373	20,805,085
Increase in cash, cash equivalents and restricted cash	14,234,201	14,256,425
Cash, cash equivalents, and restricted cash at beginning of period	9,461,957	10,426,249
Cash, cash equivalents and restricted cash at end of period	$23,696,158	$24,682,674
Supplementary disclosure of non-cash financing activities:
Preferred stock conversion to common	$220,099	$2,844,134
Business acquisition:
Assets acquired excluding identifiable intangible assets and goodwill and cash	7,090,094	—
Liabilities assumed and consideration payable	19,439,856	—
Identifiable intangible assets and goodwill, net of cash outlay	19,677,478	—
Fair value of shares issued pursuant to acquisition	7,327,716	—
Debt discount	5,569,978	—
Fair value of shares issued pursuant to antidilutive provisions	—	4,691,022
Fair value of shares issued pursuant to extinguishment of debt	2,040,231	—
Cash paid during the period for:
Interest	$437,995	$281,141

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

(Unaudited)

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

SKYX Platforms Corp., a corporation (the “Company”), was incorporated in Florida in May 2004.

The Company maintains offices in Johns Creek, Georgia, Miami and Pompano Beach, Florida, New York City, and Guangdong Province, China.

The Company has a series of advanced-safe smart platform technologies. The Company’s first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need to touch hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, the Company has expanded the capabilities of its power-plug product, to include advanced safe and quick universal installation methods, as well as advanced smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. The Company’s second-generation technology is an all-in-one safe and smart advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of June 30, 2023 and for the three months ended June 30, 2023 and 2022 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional disclosures and accounting policies.

Reclassifications

For comparability, reclassifications of certain prior-year balances were made to conform with current-year presentations, such as certain expenses previously included in cost of revenues and reclassified as sales, general, and administrative expenses in 2022.

Basis of Consolidation

The unaudited consolidated financial statements include the results of the Company and one of its subsidiaries, SQL Lighting and Fans LLC from January 1, 2022 and the results from its remaining subsidiaries, Belami, Inc., BEC, CA 1, Inc., BEC CA 2, LLC, Luna BEC, Inc., and Confero Group LLC from April 28 to June 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.

Business Combination

The Company accounts for its business acquisitions under the acquisition method of accounting. This method requires recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to the business combination are included prospectively beginning with the date of acquisition and transaction costs and transaction costs related to business combinations are recorded within selling, general, and administrative expenses.

The Company acquired the outstanding units of Belami, Inc (“Belami”) and its subsidiaries on April 28, 2023. Belami is an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings. The initial allocation of purchase price is subject to adjustment through April 2024. The Company is in initial discussion with the sellers to determine certain assets acquired and assumed liabilities which are the basis of adjustments to retained earnings and working capital. The initial allocation of the purchase price is as follows:

Assets acquired excluding identifiable intangible assets and goodwill	$7,090,094
Customer relationships	4,500,000
E-commerce technology platforms	3,900,000
Goodwill	15,252,420
Assumed liabilities	(10,462,590)

$20,271,916
Consideration:
Cash outlay, net of cash acquired	$4,206,200
Consideration payable	8,738,000
Shares of common stock issued at initial closing	7,327,716
$20,271,916

Consideration payable primarily consists of the fair value of cash and shares of the Company’s stock amounting to $3.2 million and $5.5 million payable in April 2024 and $750,000 cash, held in escrow, payable in July 2024. The consideration payable is discounted using an effective rate of 6%.

The goodwill recognized, none of which is deductible for income tax purposes, is attributable to the assembled workforce of Belami and to expected synergies and other benefits that the Company believes will result from combining its operations with Belami’s. The intangible assets recognized are primarily attributable to expected increased margins that the Company believes will result from Belami’s existing customer relationships and increased margins from the e-commerce technology platforms Belami has developed over the years.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company’s cash composition was as follows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$18,085,104	$6,720,543
Restricted cash	5,611,054	2,741,054
Total cash, cash equivalents and restricted cash	$23,696,158	$9,461,597

Restricted Assets

The Company issued a letter of credit of $2.7 million in September 2022 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.7 million as of June 30, 2023 and December 31, 2022. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $750,000 in an escrow account. Furthermore, the Company secured a line of credit of $2.0 million with cash of the equivalent amount.

Customer Contracts Balances

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of June 30, 2023, and December 31, 2022, the Company’s allowance for doubtful accounts was $37,088 and $0, respectively. The Company determines an allowance for sales returns based upon historical experience. As of June 30, 2023 and December 31, 2022, the Company’s allowance for sales returns was $393,820 and $0, respectively and is recorded as an accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying unaudited balance sheet. As of June 30, 2023, the deferred revenues amounted to $1,662,815. There were no deferred revenues as of December 31, 2022.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying unaudited balance sheet. Such charges include the carrying value of related inventory, freight, and sales charges. The deferred charges amounted to $1,296,181 as of June 30, 2023. There were no deferred charges as of December 31, 2022.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	June 30, 2023	December 31, 2022
Inventory, component parts	$2,269,355	$1,923,540
Inventory, finished goods	2,554,353	—
Total inventory	$4,823,708	$1,923,540

Intangible Assets

Intangible assets were recorded in connection with the acquisition of Belami. Intangible assets with finite lives, which consist of customer relationships and e-commerce technology platforms, are being amortized over their estimated useful lives on a straight-line basis. Such intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining estimated useful life through undiscounted estimated future cash flows. If undiscounted estimated future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value based on estimated future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Estimated future cash flows are based on trends of historical performance and the Company’s estimate of future performance, considering existing and anticipated competitive and economic conditions.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Belami, is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price of Belami over the fair value of its identifiable net assets acquired. Goodwill is tested for impairment at the reporting unit level. Fair value is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step impairment test.

The initial carrying value of goodwill associated with the Belami acquisition may vary during the first year of initial purchase (through April 2024) if the carrying value of the assets acquired or assumed liabilities or the fair value of the shares issuable in April 2024 varies from the initial allocation of asset performed this quarter.

Revenue Recognition

The Company currently generates revenues substantially from home lighting and ceiling fans through its family of internet sites and marketplaces. A substantial portion of the Company’s customers’ orders are made and paid contemporaneously by credit card and shipped through third-party delivery providers. The Company recognizes revenues once it concludes that the control of the product is transferred to the customer, which is upon delivery.

The Company records reductions to revenue for estimated customer sales returns and replacements, net of sales tax. The Company receives rebate and cooperative allowances based on a percentage of periodic purchases from certain vendors. These vendor considerations are reflected as a reduction of costs of revenues. The vendor considerations, the rights of returns and replacements are based upon estimates that are determined by historical experience, contractual terms, and current market conditions. The primary factors affecting the Company’s accrual for estimated customer rights of returns include estimated customer return rates as well as the number of units shipped that have a right of return that have not expired as of the measurement date.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the three months ended June 30, 2023 and 2022, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Stock warrants	2,063,522	939,895
Stock options	34,233,900	33,124,982
Convertible notes	3,536,668	86,668
Preferred stock	-	1,880,400
Total	39,834,090	36,031,945

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

Change in Accounting Principles

Historically, the Company recognized its revenues of products shipped by third-party providers upon shipment. During the second quarter of 2023, the Company believes that it is preferable to recognize the revenues of products shipped by such third-party providers upon delivery. This revenue recognition method is consistent with the method used by Belami. The change in accounting principle does not significantly impact on the revenues historically recorded by the Company.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	$67,419	$67,419
Computer equipment	6,846	6,846
Furniture and fixtures	324,977	36,059
Tooling and production	548,642	534,204
Leasehold improvements	30,553	30,553
Total	978,437	675,081
Less: accumulated depreciation	(502,927)	(459,083)
Total, net	$475,510	$215,998

Depreciation expense amounted to $ 64,494 and $9,505 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4 INTANGIBLE ASSETS

The Company’s definite-lived intangible assets were as follows:

		June 30, 2023			December 31, 2022
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(107,143)	$4,392,857	$-	$-	$-
E-commerce technology platforms	4	3,900,000	(162,500)	3,737,500	-	-	-
Patents and other	20	1,115,120	(220,927)	894,193	869,822	(207,020)	662,802
		$9,515,120	$(490,570)	$9,024,550	$869,822	$(207,020)	$662,802

The amortization expense of intangible assets was $283,550 and $12,395 for the six months ended June 30, 2023, and 2022, respectively.

The following table sets forth the estimated amortization expense for the following five years:

Twelve months ended June 30,2024	1,673,613
2025	1,673,613
2026	1,673,613
2027	1,511,113
2028	698,613

NOTE 5 DEBTS

The following table presents the details of the principal outstanding:

	June 30, 2023	December 31, 2022	APR June 30, 2023%	Maturity	Collateral
Notes payable	$-	$5,115,000	N/A	September 2026	Substantially all company assets

Line of credit (a)	2,000,000	-	8.25	May 2024	Cash
Note payable	1,000,000	-	4.86	July 2023	-

Convertible Notes (b)	11,650,000	1,300,000	6.00-10.00	September 2023-March 2026	Substantially all company assets
PPP Loans (c)	6,156	7,835	1.00	April 2025
Economic Impact Disaster loan	148,517	150,000	3.75	November 2022	Substantially all company assets
Total	$14,804,673	$6,572,935

Unamortized debt discount	$(5,148,220)	$-

Debt, net of Unamortized debt Discount	$9,656,453	$6,572,935

	For the six-month period ended June 30,
	2023	2022
Interest expense associated with debt	1,214,920	172,421

As of June 30, 2023, the expected future principal payments for the Company’s debt are due as follows:

Remainder of 2023	2,303,162
2024	2,006,040
2025	3,915
2026	10,352,915
2027	4,015
2028 and thereafter	134,626
$14,804,673

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate.

(b)	Included in Convertible Notes are loans provided to the Company from two directors, an officer and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature between September 2023 and January 2024 and bear interest at an annual rate of 6%, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15 per share.

All convertible notes are convertible at a price ranging between $3 and $15 per share.

During the six-month period ended June 30, 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the note holders at an initial exercise price of $3 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $278,499 as amortized debt discount during the three-month ended June 30, 2023, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations.

(c)	The Small Business Administration forgave approximately $178,000 of PPP loans during the six-month period ended June 30, 2022, which was recognized as other income.

NOTE 6 OPERATING LEASE LIABILITIES

In April 2022, the Company entered a 58-month lease related to certain office and showroom space pursuant to a sublease that expires in February 2027. The Company recognized a right-of-use asset and a liability of $1,428,764 pursuant to this lease.

In September 2022, the Company entered a 124-month lease related to its future headquarters offices and showrooms space. The Company recognized a right-of-use asset and a liability of $22.2 million pursuant to such lease. In connection with the execution of lease, the Company was required to provide the landlord with a letter of credit in the amount of $2.7 million, which is secured with cash.

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of June 30, 2023:

June 30, 2023
Lease costs:
Cash paid for operating lease liabilities	$207,130
Right-of-use assets obtained in exchange for new operating lease obligations	22,618,579
Fixed rent payment	$286,401
Lease – Depreciation expense	$426,714

June 30, 2023
Other information:
Weighted-average discount rate	6.41%
Weighted-average remaining lease term (in months)	108

Minimum Lease obligation
2024	$3,493,519
2025	1,898,428
2026	2,119,073
2027	2,357,033
2028 and thereafter	15,187,485
Total	$25,055,538

NOTE 7 ROYALTY OBLIGATIONS

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

As of June 30, 2023 and December 31, 2022, the outstanding balance of the aggregate Minimum Payment was $2,638,000 and it is payable by December 31, 2023.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued interest, convertible notes	$512,466	$104,735
Trade payables	10,576,562	1,369,701
Accrued compensation	458,316	475,417
Total	$11,547,344	$1,949,823

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from two directors and the Chief Executive Officer of the Company. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of June 30, 2023 and December 31, 2022 and accrued interest of $219,972 and $104,375, respectively.

Initial Public Offering

The Company issued 455,353 shares of its common stock to certain directors, officers and greater than 5% stockholders which generated gross proceeds of $6,374,942 during the six-month period ended June 30, 2022.

The Company issued 95,386 shares of its common stock to affiliates of certain directors and greater than 5% stockholders pursuant to certain anti-dilutive provisions during the six-month period ended June 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022.

NOTE 10 STOCKHOLDERS’ EQUITY

Common Stock

The Company issued the following common stock during the six months ended June 30, 2023 and 2022:

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2023 Equity Transactions
Common stock issued, pursuant to services provided	1,689,901	10,638,534	$2.67-3.49
Common stock issued pursuant to stock at the market offering, gross	2,984,308	7,826,045	2.55-3.25
Common stock issued pursuant to conversion of preferred stock	580,400	220,099	0.25
Common stock issued pursuant to acquisition	1,923,285	7,327,716	3.81
Common stock issued pursuant to extinguishment of debt	574,713	2,040,231	3.55

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options	435,890	$282,625	$0.10 – 14.0
Common stock issued per exercise of warrants, cashless	416,750	—	—
Common stock issued, pursuant to services provided	542,949	6,167,226	2.0 – 14.0
Conversion of preferred stock	11,376,536	2,844,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	23,100,000	14.0
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.0

The Company issued 335,073 shares of its common stock to certain stockholders during the six-month period ended June 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering. The shares were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period, using the fair value of the shares at the date of issuance.

The Company satisfied its obligations under a note payable, initially maturing in September 2026, amounting to $6.2 million during April 2023. The Company paid $2 million and issued 574,713 shares of its common stock to satisfy such obligations, which generated a gain on extinguishment of debt of $1,201,857.

Preferred Stock

The Series A Preferred Stock was convertible at the holder’s option. The Company could repurchase shares of the Preferred Stock for $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, and therefore the stock is classified as Mezzanine equity rather than permanent equity. The Company paid dividends in the amount of $27,876 to the Preferred Stock shareholders during the six-month period ended June 30, 2022.

Holders of preferred stock converted 880,400 shares and 9,976,536 shares of preferred stock in the shares of common stock during the six-month ended June 30, 2023 and 2022, respectively. There were no shares of Series A Preferred Stock outstanding at June 30, 2023 and the Company terminated its designation of the Series A Preferred Stock. The Company has not designated any other preferred stock as of June 30, 2023.

Restricted Stock

A summary of the Company’s non-vested restricted stock units during the six-month ended June 30, 2023 and 2022 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2023	$2,516,461	$8.39
Granted	2,955,900	3.08
Vested	(1,689,901)	5.27
Forfeited	(227,891)	10.71
Non-Vested restricted stock units, June 30, 2023	3,554,569	5.27

Non-vested restricted stock units, January 1, 2022	770,500	3.31
Granted	1,641,393	12.03
Vested	(453,893)	8.44
Forfeited	-	-
Non-vested restricted stock units on June 30, 2022	1,958,000	9.43

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

Stock Options

The following is a summary of the Company’s stock option activity during the six-month periods ended June 30, 2023 and 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.7	-	$6,472,400
Awards Granted in Period	1,370,150	3.3	-	-

Awards expired	(425,500)	$4.0	-	-
		-	-	-
Outstanding, June 30, 2023	34,233,900	$7.6	3.15	$6,472,400

Exercisable, June 30, 2023	12,847,747	$4.4	2.47	$6,472,400

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	21,927,182	$3.36	4.07	$5,990,800
Exercised	(481,250)	1.34	––	$––
Granted	13,372,500	11.92	––
Forfeited	(1,693,750)	-
Outstanding, June 30, 2022	33,124,982	$7.70	3.86	$2,802,488

Exercisable, June 30, 2022	23,313,995	$5.96	3.34	$2,952,013

Warrants Issued

The following is a summary of the Company’s warrant activity during the three-month periods ended June 30, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	671,855	$11.5
Issued	1,391,667	3.0
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2023	2,063,522	$5.76

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Exercised	(535,000)	—
Issued	132,000	18.2
Forfeited	(785,000)
Balance, June 30, 2022	939,895	$9.66

Assumptions- Fair Value of Warrants and Options

The Company issued options in connection for services during the six-month period ended June 30, 2023 and June 30, 2022. The Company issued warrants in connection with certain convertible promissory notes during the six-month period ended June 30, 2023, which are considered inducements to enter in debt transactions and are recognized as debt discount at fair value. The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company to value certain warrants issued during the six-month period ended June 30, 2023 and options granted during the six-month period ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	Range	Range
Stock price	$3.74-3.84	$2.0-14.0
Exercise price	$3.74-3.84	$2.0-14.0
Expected life (in years)	3.5-5 yrs.	5 yrs.
Volatility	48-54%	40-54%
Risk-fee interest rate	3.51-5.02%	1.37-1.96%
Dividend yield	—	—

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in the trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $39.1 million at June 30, 2023 and it is expected to be recognized over a weighted-average period of 3.6 years.

Share-based payments amounted to $10,638,534 and $11,194,200 during the six-month periods ended June 30, 2023 and 2022, respectively.

NOTE 11 CONCENTRATIONS OF RISKS

Major Customers

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue. The Company had one third-party payor accounts receivable balance representing 24% of the Company’s total accounts receivable at June 30, 2023.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product and Geographic Markets

The Company generates its income primarily from its lighting and heating products sold primarily in the United States.

NOTE 12 PROFORMA FINANCIAL STATEMENTS (unaudited)

The following pro forma consolidated results of operations have been prepared as if the acquisition occurred on January 1, 2022:

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Revenues	$20,416,569	$22,823,349	$39,031,541	$45,654,773
Net loss	$(10,362,183)	$(4,984,413)	$(18,802,429)	$(16,852,888)
Basic and diluted loss per share	$(0.11)	$(0.06)	$(0.20)	$(0.20)
Weighted average number of shares outstanding- basic and diluted	93,874,115	87,829,055	92,097,014	83,971,562

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect, among other things, 1) additional amortization that would have been charged assuming the fair value adjustments to amortizable intangible assets had been applied, 2) the shares issued and issuable by the Company to acquire Belami, 3) fair value of the initial grant and options to Belami employees, and 4) the increase in interest expense related to the issuance of convertible notes payable, including amortization of debt discount. Furthermore, it excludes transaction costs related to the Belami acquisition. These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred on the date indicated or that may result in the future.

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 9, 2023, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions, and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings with the Securities and Exchange Commission (the “SEC”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

Overview

We have a series of advanced-safe-smart platform technologies. Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our second-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products during the first half of 2023. We expect to manufacture the additional product offerings in the second half of 2023. We hold over 60 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

We believe our total addressable market in the United States exceeds $500 billion, based on the Company’s internal calculations derived from the estimation of the total target user pool, projected average selling price, and projected units per household. We believe there are billions of installations of light and other electrical fixtures globally. Our estimates of the addressable market for our products may prove to be incorrect. The projected demand for our products could differ materially from actual demand. Even if the total addressable market for our products is as large as we have estimated and even if we are able to gain market awareness and acceptance, we may not be able to penetrate the existing market to capture additional market share.

Inflation and related risk of recession increased during 2022 and have continued to impact operations during 2023. Inflationary factors, such as increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

During April 2023, we completed the previously announced acquisition of all the issued and outstanding shares of Belami, a strategic e-commerce lighting and home décor conglomerate. The Company paid cash and issued an aggregate of 1,923,285 shares of common stock as consideration for the acquisition. The Company expects that Belami will serve as a marketing and growth platform and should provide several distribution channels, including to retail customers, builders, and professionals.

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

During the second quarter of 2023, the Company repaid in full approximately $5.2 million in principal and interest due under the Company’s five-year secured promissory note, dated December 14, 2021, previously issued to Nielsen & Bainbridge, LLC, by issuing 574,713 shares of the Company’s common stock and paying $2 million. The Company also entered a $2,0 million secured revolving line of credit with First-Citizens Bank & Trust Company, which matures May 1, 2024.

During the second quarter of 2023, we began our at the market offering (“ATM”) pursuant to which we may sell up to $20 million of shares of our common stock.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Consolidated Operating Results

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
			Increase/	Increase/			Increase/	Increase/
			(Decrease)	Decrease			(Decrease)	Decrease
	2023	2022	$	%	2023	2022	$	%

Revenues	$14,984,055	$7,389	$14,976,666	NM	$14,994,080	$14,360	$14,979,720	NM

Cost of revenues	10,288,643	6,122	10,282,521	NM	10,290,111	11,762	10,278,349	NM

Gross income	4,695,412	1,267	4,694,145	NM	4,703,969	2,598	4,701,371	NM
Selling, general and administrative expenses	16,946,752	4,565,087	12,381,665	271	24,194,957	16,512,528	7,682,429	53%
Operating loss	(12,251,340)	(4,563,820)	7,687,520	NM	(19,490,988)	(16,509,930)	2,981,058	24%

Other income (expense)
Interest expense, net	(1,218,732)	(81,917)	1,136,815	NM	(1,939,353)	(172,421)	1,766,932	NM
Gain on extinguishment of debt	1,201,857	-	1,201,857	100%	1,201,857	178,250	1,023,607	NM
Total other income (expense)	(16,875)	(81,917)	(65,042)	-92%	(737,496)	5,829	743,325	NM

Net loss	$(12,268,215)	$(4,645,737)	$7,622,478	164%	$(20,228,484)	$(16,504,101)	$3,724,383	29%

NM: Not meaningful

Revenue

The increase in revenues during the three and six-month periods ended June 30, 2023 when compared to the prior year periods, is primarily due to revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that revenues will be higher in 2023 than in 2022, since we launched the marketing of our advanced and smart products in late 2022. We also expect our revenues to increase following the closing of the Belami acquisition.

Cost of Revenues

The cost of revenues consists primarily of costs associated with selling the products marketed by Belami. The increase in cost of revenues during the three and six-month periods ended June 30, 2023 when compared to the prior year periods, is primarily due to costs associated with revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that cost of revenues will increase in 2023 compared to 2022, commensurate with an anticipated increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of an allocation of product development, sales and marketing, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The increase in selling, general, and administrative expenses during the three months ended June 30, 2023 when compared to the prior year period was primarily due to the following:

●	Increase of share-based payments of $5.2 million. The increase is primarily related to grants of share-based payments to new employees following the Acquisition of Belami in May 2023;
●	Increase in sales and marketing and general and administrative expenses following the acquisition of Belami aggregating $2.8 million and $2.2 million, respectively;
●	Increase of depreciation and amortization expenses of $500,000 primarily related to increase in intangibles and right-of-use assets acquired after June 30, 2022.

The increase in selling, general, and administrative expense during the six-months ended June 30, 2023 is primarily due to the absorption of the operating expenses of Belami amounting to $5 million, increased depreciation of amortization expense of $1 million, transaction costs associated with the Belami acquisition of $520,000 which were not incurred during the comparable prior year period.

We believe that our selling, general, and administrative expenses will be higher during 2023 when compared to 2022 as we continue to invest to support our anticipated growth and now includes such expenses related to Belami’s operations following its acquisition.

Other Income (Expense)

The increase in interest expense in the three and six-month period ended June 30, 2023 when compared to the prior year period resulted primarily from interest charges related to operating lease liabilities debt which were entered into the latter part of 2022 and convertible debt (including amortization of debt discount, which were entered into the first quarter of 2023. The debt discount is related to inducements the Company granted to holders of convertible debt.

The variations in gain on extinguishment debt is due to two separate transactions: the forgiveness of the PPP loan recognized in the six-month period ended June 30, 2022 and a gain on forgiveness of debt in April 2023 as the debt forgiven to a lender exceeded the consideration we paid.

Liquidity and Capital Resources

We have raised additional funds through the sale of our common stock and securities convertible into our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million and placements and offerings during the six-month period ended June 30, 2023 in a combination of convertible notes payable and shares of our common stock aggregating $18 million.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three months ended June 30, 2023, and from inception, we issued 2,984,208 shares of common stock under such program for net proceeds of $7.4 million, net of brokerage fees and legal expenses of approximately $380,000. As of August 9, 2023, we had the remaining capacity to issue shares of common stock up to $12.0 million under the offering program.

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the Belami acquisition and integration of operations, our revenue growth rate, expenditures related to our headcount growth and manufacturing, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

During April and May 2023, the Company repaid in full approximately $6.2 million due to a lender by issuing 574,713 shares of the Company’s common stock and paying $2.0 million in cash. The Company also obtained $2.0 million secured revolving line of credit with First-Citizens Bank & Trust Company. The line of credit bears interest at a variable rate equal to The Wall Street Journal Prime Rate plus 0.250%, subject to a floor of 5.0% and ceiling of the lesser of 18.0% or the maximum rate allowed under applicable law, payable monthly, and matures May 1, 2024.

Six-months period ended June 30, 2023:

We had $23.7 million in cash, cash equivalents, and restricted cash as of June 30, 2023. Our working capital amounts to $1.9 million as of June 30, 2023, adjusted for consideration payable in shares of the Company’s common stock valued at $5.6 million.

We used $ 6.6 million in our operating activities which consists of a net loss of $21.2 million adjusted for the following:

●	Stock-based compensation of $10.7 million.
●	Depreciation and amortization of $1.0 million;

●	Offset by a gain on extinguishment of debt of $1.2 million;
●	Additionally, accounts payable and accrued expenses increased by $2.7 million.

We generated cash from investing activities of $3.2 million which primarily consisted of proceeds from disposition of investments in debt securities of $7.6 million offset by the cash acquisition price of Belami, net of cash acquired of $4.2 million.

We generated cash from financing activities of $17.6 million which were primarily related to proceeds we generated from the issuance of convertible promissory notes and shares of common stock, and to a lesser extent, proceeds from a line of credit of $2.0 million, offset by principal repayments of notes payable of $2.1 million.

Six-months period ended June 30, 2022:

We had $24.7 million in cash, cash equivalents, and restricted cash as of June 30, 2022.

We used $6.2 million in our operating activities which consists of a net loss of $17.0 million adjusted for the following:

●	Stock-based compensation of $11 million.

We generated cash from financing activities of $21.0 million which were primarily related to proceeds generated from the issuance of shares of common stock pursuant to our initial public offering.

Non-GAAP Financial Measures

Management considers earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as share-based payments and non-recurring items, such as transaction costs. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows used in operating activities. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the three-months ended June 30,		For the six-months ended June 30
	2023	2022	2023	2022
Net loss	$(12,263,562)	$(4,645,737)	$20,228,484)	$(16,504,101)
Share-based payments	7,674,832	2,426,306	10,638,534	11,194,200
Interest expense	1,218,732	81,917	1,939,353	172,421
Depreciation, amortization	534,359	21,900	1,031,732	46,988
Transaction costs	123,000	-	516,601	-
EBITDA, as adjusted	$(2,712,639)	$(2,115,614)	$(6,102,264)	$(5,090,492)

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2022, contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023 and December 31, 2022, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there are new accounting pronouncements issued or proposed by the Financial Accounting Standards Board, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our financial position or results of operations.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

We adopted the policies and procedures of Belami as they relate to internal controls over financial reporting upon acquisition and supplemented them with certain key internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings or arbitration proceedings currently pending against our Company. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-Q, we are not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that period.

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

Uncertainties in global economic conditions that are beyond our control could materially adversely affect our business, results of operations, financial condition, and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth based on market changes and uncertainty, energy shortages and cost increases, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment.

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have resulted in, and could in the future result in, decreased demand for our products and services, which has adversely affected our results of our operations and may do so in the future.

Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce channel.

If the online market for home goods does not continue to gain acceptance, a sizable portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures to attract additional online consumers to our sites and convert them into purchasing customers online. Specific factors that could impact consumers’ willingness to purchase home goods from us online, especially in markets where we do not have physical stores, include concerns about buying products without a physical storefront, face-to-face interaction with sales personnel and the inability to physically handle, examine and compare products; delivery time associated with online orders; actual or perceived lack of security of online transactions and concerns regarding the privacy or protection of personal information; delayed shipments or shipments of incorrect or damaged products; inconvenience associated with returning or exchanging items purchased online; usability, functionality and features of our sites; and our reputation and brand strength. In addition, if we do not have a clear and relevant promotional calendar to engage our customers, especially in the current macroeconomic environment, our customers may purchase fewer goods from us, or we may have to increase our promotional activities. If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at sustainable rates, acquired customers may not become repeat customers and existing customers’ buying patterns and levels may decrease. In addition, we may experience surges in online traffic and orders associated with promotional activities and seasonal trends, which could cause fluctuations in our results of operations from quarter to quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, and ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

There are no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K except for the following:

During the second quarter ended June 30, 2023, we withheld 221,607 shares of our common stock at a weighted-average price of $3.34 per share to satisfy tax withholdings obligations due upon vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

During the second quarter ended June 30, 2023, the holders of Series A Preferred Stock converted 580,400 shares of Preferred Stock to 580,400 shares of common stock.

The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
1.1

Sales Agreement by and between SKYX Platforms Corp. and The Benchmark Company, LLC, dated May 26, 2023 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023).

2.1	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
10.1	Letter Agreement, effective as of April 27, 2023, between SKYX Platforms Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).
10.2	Form of Closing Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.3	Form of Retained Earnings Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.4+	Promissory Note and Business Loan Agreement, dated May 1, 2023, between SKYX Platforms Corp. and First-Citizens Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
10.5*	Form of Cash Retention Incentive Agreement (April 2023) (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.6*	Form of Nonqualified Stock Option Agreement (April 2023) (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.7*	Form of Restricted Share Unit Award Agreement (three-year vesting) (April 2023) (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.8*	Form of Restricted Share Unit Award Agreement (one year vesting) (April 2023) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.9*	Form of Restricted Shares Award Agreement (April 2023) (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
18.1	Preferability Letter from M&K CPAS, PLLC (filed herewith).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Indicates management contract or any compensatory plan, contract, or arrangement.

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

SKYX PLATFORMS CORP.

Date:	August 9, 2023	By:	/s/ John P. Campi
John P. Campi, Chief Executive Officer
(Principal Executive Officer)

Date:	August 9 2023	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

