Form 10-Q
period 2023-09-30
SKYX Platforms Corp.
filed 2023-11-13
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 92,166,413 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors, many of which have been outcomes that are difficult to predict and may be outside our control, which may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully integrate and manage the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	the impact of the COVID-19 pandemic on our business and operations, including the potential impact on manufacturing operations in China;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain our license agreement with General Electric (“GE”);
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale tax;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations, geopolitical conflicts, including the Israel-Hamas war and potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) September 30, 2023	(Audited) December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,479,393	$6,720,543
Restricted cash	2,750,000	—
Accounts receivable	3,034,585	—
Investments, available-for-sale	—	7,373,956
Inventory	5,385,039	1,923,540
Deferred cost of revenues	282,165
Prepaid expenses and other assets	408,427	311,618
Total current assets	28,339,609	16,329,657

Other assets:
Furniture and equipment, net	592,520	215,998
Restricted cash	2,881,726	2,741,054
Right of use assets, net	22,072,530	23,045,293
Intangible assets, definite life, net	8,436,398	662,802
Goodwill	15,799,725	—
Other assets	220,747	182,306
Total other assets	50,003,646	26,847,453

Total Assets	$78,343,255	$43,177,110

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$10,784,874	$1,949,823
Notes payable, current	3,627,273	405,931
Operating lease liabilities, current	2,223,318	1,130,624
Royalty obligation	2,638,000	2,638,000
Consideration payable	8,905,315	-
Deferred revenues	1,854,922	-
Convertible notes, related parties	950,000	950,000
Convertible notes, current	350,000	350,000
Total current liabilities	31,333,702	7,424,378

Long term liabilities:
Accounts payable	523,797	—
Notes payable	1,142,875	4,867,004
Operating lease liabilities	22,806,894	22,758,496
Convertible notes, net	5,480,279	—

Total long-term liabilities	29,953,845	27,625,500

Total liabilities	61,287,547	35,049,878

Commitments and Contingent Liabilities:
Redeemable preferred stock - subject to redemption: $0 par value; 20,000,000 shares authorized; none and 580,400 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	220,099

Stockholders’ Equity:
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 91,846,065 and 82,907,541shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	150,538,326	114,039,638
Accumulated deficit	(133,482,618)	(106,070,358)
Accumulated other comprehensive loss	—	(62,147)
Total stockholders’ equity	17,055,708	7,907,133
Non-controlling interest	—	—
Total equity	17,055,708	7,907,133

Total Liabilities and Stockholders’ Equity	$78,343,255	$43,177,110

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue	$21,617,579	$8,556	$36,611,659	$22,916
Cost of revenues	14,917,493	5,914	25,207,604	17,676
Gross income	6,700,086	2,642	11,404,055	5,240
Sales and marketing	5,702,647	993,232	12,546,736	3,839,175
General and administrative	7,519,042	4,615,887	24,869,910	18,282,472
Operating expenses	13,221,689	5,609,119	37,416,646	22,121,647
Loss from operations	(6,521,603)	(5,606,477)	(26,012,591)	(22,116,407)
Other income / (expense)
Interest expense, net	(662,173)	(52,189)	(2,601,526)	(224,610)
Other income	—	—	—	—
Gain on extinguishment of debt	—	—	1,201,857	178,250
Total other income (expense), net	(662,173)	(52,189)	(1,399,669)	(46,360)

Net loss	(7,183,776)	(5,658,666)	(27,412,260)	(22,162,767)
Common stock issued pursuant to antidilutive provisions	—	—	—	4,691,022
Preferred dividends	—	4,627	—	32,504
Non-controlling interest	—	—	—	—
Net loss attributed to common shareholders	$(7,183,776)	$(5,663,293)	$(27,412,260)	$(26,886,293)
Other comprehensive loss:	—	(108,817)	62,147	(108,817)
Net Comprehensive loss attributed to common stockholders	$(7,183,776)	$(5,772,110)	$(27,350,113)	$(26,995,110)

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.31)	$(0.34)

Weighted average number of common shares outstanding during the period – basic and diluted	91,081,313	81,562,681	87,055,643	78,350,946

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Shares of Common stock
Balance, beginning of period	90,660,148	81,053,486	82,907,541	66,295,288
Common stock issued pursuant to offerings	592,150	—	3,576,458	1,650,000
Common stock issued pursuant to services	593,767	322,579	2,283,668	865,528
Common stock issued pursuant to conversion of preferred stock	—	1,000,000	580,400	12,376,536
Common stock issued pursuant to exercise of options and warrants	—	180,000	—	1,033,640
Common stock issued pursuant to acquisition	—	—	1,923,285	—
Common stock issued pursuant to antidilutive provisions	—	—	—	335,073
Common stock issued pursuant to extinguishment of debt	—	—	574,713	—
Balance, September 30	91,846,065	82,556,065	91,846,065	82,556,065

Common stock and paid-in capital
Balance, beginning of period	$147,282,469	$110,444,367	$114,039,638	$70,880,386
Common stock issued pursuant to stock offering	785,256	—	8,231,529	20,552,000
Common stock issued pursuant to services	2,470,601	2,762,945	13,109,135	13,957,145
Common stock issued pursuant to conversion of preferred stock	—	250,000	220,099	3,094,134
Common stock issued pursuant to exercise of options and warrants	—	107,999	—	390,624
Debt discount	—	—	5,569,978	—
Common stock issued pursuant to acquisition	—	—	7,327,716	—
Common stock issued pursuant to extinguishment of debt	—	—	2,040,231	—
Common stock issued pursuant to antidilutive provisions	—	—	—	4,691,022
Balance, September 30	$150,538,326	$113,565,311	$150,538,326	$113,565,311

Accumulated Deficit
Balance, beginning of period	$(126,298,842)	$(95,528,340)	$(106,070,358)	$(74,269,898)
Net loss	(7,183,776)	(5,658,666)	(27,412,260)	(22,162,767)
Non-controlling interest	—	—	—	(35,442)
Common stock issued pursuant to antidilutive provisions	—	—	—	(4,691,022)
Preferred dividends	—	(4,627)	—	(32,504)
Balance, end of period	$(133,482,618)	$(101,191,633)	$(133,482,618)	$(101,191,633)

Accumulated other comprehensive loss
Balance, beginning of period	$—	$—	$(62,147)	$—
Other comprehensive income	—	(108,817)	62,147	(108,817)
Balance, end of period	—	(108,817)	—	(108,817)

Total stockholders’ equity	$17,055,708	$12,264,861	$17,055,708	$12,264,861

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,412,260)	$(22,162,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,098,935	194,698
Gain on forgiveness of debt	(1,201,857)	(178,250)
Amortization of debt discount	867,572	—
Share-based payments	13,109,135	13,957,145
Change in operating assets and liabilities:
Inventory	(1,675,394)	(549,825)
Accounts receivable	(512,826)	—
Prepaid expenses and other assets	79,224	(795,365)
Deferred charges	1,200,916	—
Deferred revenues	(74,111)	—
Operating lease liabilities	(215,743)	(28,521)
Accretion operating lease liabilities	890,474	—
Other assets	—	(161,358)
Royalty obligation	—	(900,000)
Accounts payable and accrued expenses	2,753,572	897,256
Net cash used in operating activities	(10,092,363)	(9,726,987)
Cash flows from investing activities:
Purchase of debt securities	(136,033)	(7,441,617)
Proceeds from disposition of debt securities	7,572,136	—
Acquisition, net of cash acquired	(4,206,200)	—
Purchase of property and equipment	(119,942)	(257,907)
Payment of patent costs and other intangibles	—	(137,645)
Net cash provided by (used in) investing activities	3,109,961	(7,837,169)
Cash flows from financing activities:
Proceeds from issuance of common stock- offerings	8,723,461	23,100,000
Placement costs	(491,932)	(2,548,000)
Proceeds from exercise of options and warrants	—	390,624
Proceeds from line of credit	6,197,695	—
Proceeds from issuance of convertible notes	10,350,000	—
Dividends paid	—	(32,504)
Principal repayments of notes payable	(5,147,300)	(202,503)
Net cash provided by financing activities	19,631,924	20,707,617
Increase in cash, cash equivalents and restricted cash	12,649,522	3,143,461
Cash, cash equivalents, and restricted cash at beginning of period	9,461,597	10,426,249
Cash, cash equivalents and restricted cash at end of period	$22,111,119	$13,569,710
Supplementary disclosure of non-cash financing activities:
Preferred stock conversion to common	$220,099	$3,094,134
Business acquisition:
Assets acquired excluding identifiable intangible assets and goodwill and cash	7,090,094	—
Liabilities assumed and consideration payable	19,755,903	—
Identifiable intangible assets and goodwill, net of cash outlay	19,993,525	—
Debt discount	5,569,978	—
Fair value of shares issued pursuant to antidilutive provisions	—	4,691,022
Fair value of shares issued pursuant to acquisition	7,327,716	—
Fair value of shares issued pursuant to extinguishment of debt	2,040,231	—
Right-of-use assets and operating lease liabilities		23,621,267
Cash paid during the period for:
Interest	$666,539	$303,957

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

SKYX Platforms Corp., a corporation (the “Company”), was incorporated in Florida in May 2004.

The Company maintains offices in Sacramento, California, Johns Creek, Georgia, Miami and Pompano Beach, Florida, New York City, and Guangdong Province, China.

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

Since April 2023, the Company also markets home lighting, ceiling fans, and other home furnishings from third-parties.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional disclosures and accounting policies.

Reclassifications

For comparability, reclassifications of certain prior-year balances were made to conform with current-year presentations, such as certain expenses previously included in cost of revenues and reclassified as general, and administrative expenses in 2022 and sales and marketing expenses which were previously included in selling, general, and administrative expenses in 2022.

Basis of Consolidation

The unaudited consolidated financial statements include the results of the Company and one of its subsidiaries, SQL Lighting and Fans LLC from January 1, 2022 and the results from its remaining subsidiaries, Belami, Inc., BEC, CA 1, Inc., BEC CA 2, LLC, Luna BEC, Inc., and Confero Group LLC from April 28 to September 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company acquired the outstanding units of Belami, Inc (“Belami”) and its subsidiaries on April 28, 2023. Belami is an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings. The initial allocation of purchase price is subject to adjustment through April 2024. The allocation of purchase price may vary based on the number and fair value of the shares to be issued in April 2024. The initial allocation of the purchase price is as follows:

Assets acquired excluding identifiable intangible assets and goodwill	$7,090,094
Customer relationships	4,500,000
E-commerce technology platforms	3,900,000
Goodwill	15,799,725
Assumed liabilities	(10,949,178)

$20,340,641
Consideration:
Cash outlay, net of cash acquired	$4,206,200
Consideration payable	8,806,725
Shares of common stock issued at initial closing	7,327,716
$20,340,641

Consideration payable primarily consists of the fair value of cash and shares of the Company’s common stock amounting to $3.2 million and $5.6 million payable in April 2024 and $750,000 cash, held in escrow, payable in July 2024. The consideration payable is discounted using an effective rate of 6%.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company’s cash composition was as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$16,479,393	$6,720,543
Restricted cash	5,631,726	2,741,054
Total cash, cash equivalents and restricted cash	$22,111,119	$9,461,597

Restricted Assets

The Company issued a letter of credit of $2.7 million in September 2022 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.7 million as of September 30, 2023 and December 31, 2022. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $750,000 in an escrow account. Furthermore, the Company secured a line of credit of $2.0 million with cash of the equivalent amount.

Customer Contracts Balances

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of September 30, 2023, and December 31, 2022, the Company’s allowance for doubtful accounts was $54,987 and $0, respectively. The Company determines an allowance for sales returns based upon historical experience. As of September 30, 2023 and December 31, 2022, the Company’s allowance for sales returns was $439,180 and $0, respectively and is recorded as an accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying unaudited balance sheet. As of September 30, 2023, the deferred revenues amounted to $1,854,922. There were no deferred revenues as of December 31, 2022.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying unaudited balance sheet. Such charges include the carrying value of related inventory, freight, and sales charges. The deferred charges amounted to $ 282,165 as of September 30, 2023. There were no deferred charges as of December 31, 2022.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	September 30, 2023	December 31, 2022
Inventory, component parts	$2,682,219	$1,923,540
Inventory, finished goods	2,702,820	—
Total inventory	$5,385,039	$1,923,540

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

The initial carrying value of goodwill associated with the Belami acquisition may vary during the first year of initial purchase (through April 2024) if the carrying value of the assets acquired or assumed liabilities or the fair value of the shares issuable in April 2024 varies from the initial allocation of assets previously performed or based on the number of shares the Company has to issue in April 2024.

Revenue Recognition

The Company currently generates revenues substantially from home lighting, ceiling fans, and smart products through its family of internet sites and marketplaces. A substantial portion of the Company’s customers’ orders are made and paid contemporaneously by credit card and shipped through third-party delivery providers. The Company recognizes revenues once it concludes that the control of the product is transferred to the customer, which is upon delivery.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the three and nine months ended September 30, 2023 and 2022, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Stock warrants	2,063,522	939,895
Stock options	35,084,598	33,390,500
Convertible notes	3,920,005	86,668
Preferred stock	-	880,400
Total	41,068,125	35,297,463

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

Change in Accounting Principles

Historically, the Company recognized its revenues of products shipped by third-party providers upon shipment. During the second quarter of 2023, the Company changed its revenue recognition policy as it believes that it is preferable to recognize the revenues of products shipped by such third-party providers upon delivery. This revenue recognition method is consistent with the method used by Belami. The change in accounting principle does not significantly impact on the revenues historically recorded by the Company.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	$317,462	$67,419
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	577,559	534,204
Leasehold improvements	30,553	30,553
Software development costs net	150,713	-
Total	1,119,192	675,081
Less: accumulated depreciation	(526,672)	(459,083)
Total, net	$592,520	$215,998

Depreciation expense amounted to $ 67,897 and $32,648 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4 INTANGIBLE ASSETS

The Company’s definite-lived intangible assets were as follows:

		September 30, 2023			December 31, 2022
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(267,857)	$4,232,143	$-	$-	$-
E-commerce technology platforms	4	3,900,000	(406,250)	3,493,750	-	-	-
Patents and other	20	886,381	(175,856)	710,505	869,822	(207,020)	662,802
		$9,286,381	$(849,963)	$8,436,398	$869,822	$(207,020)	$662,802

The amortization expense of intangible assets was $ 642,943 and $37,753 for the nine months ended September 30, 2023, and 2022, respectively.

The following table sets forth the estimated amortization expense for the following five years:

Twelve months ended September 30, 2024	$1,673,613
2025	1,673,613
2026	1,673,613
2027	1,511,113
2028	698,613

NOTE 5 DEBTS

The following table presents the details of the principal outstanding:

	September 30, 2023	December 31, 2022	APR September 30, 2023%	Maturity	Collateral
Notes payable	$-	$5,115,000	N/A	September 2026	Substantially all company assets

Line of credit (a)	2,697,695	-	8.5	August 2024	-
Loan	1,500,000	-	7.93	August 2026	-

Convertible Notes (b)	11,650,000	1,300,000	6.00-10.00	September 2023-March 2026	Substantially all company assets
Notes payable to Belami sellers	239,266	-	4.86	April 2025	-
SBA-related loans (c)	153,187	157,835	3.75	April 2025=November 2052	Substantially all company assets
Total	$16,240,148	$6,572,835
Unamortized debt discount	$(4,689,721)	$-
Debt, net of Unamortized debt Discount	$11,550,427	$6,572,835

	For the nine-month period ended September 30,
	2023	2022
Interest expense associated with debt	1,214,920	172,421

As of September 30, 2023, the expected future principal payments for the Company’s debt are due as follows:

Remainder of 2023	1,565,436
2024	3,423,751
2025	526,685
2026	10,583,359
2027	3,040
2028 and thereafter	137,877
$16,240,148

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate.

(b)	Included in Convertible Notes are loans provided to the Company from one director, two officers and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature between October 2023 and January 2024 and bear interest at an annual rate of 6%, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price ranging of $15 per share.

All convertible notes are convertible at a price ranging between $2.70 and $15 per share.

During the nine-month period ended September 30, 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the note holders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $700,000 as amortized debt discount during the nine-month period ended September 30, 2023, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

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

In September 2022, the Company entered a 124-month lease related to its future headquarters offices and showrooms space. The Company recognized a right-of-use asset and a liability of $22.2 million pursuant to this lease. In connection with the execution of lease, the Company was required to provide the landlord with a letter of credit in the amount of $2.7 million, which is secured with cash.

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of September 30, 2023:

September 30, 2023
Lease costs:
Cash paid for operating lease liabilities	$710,135
Right-of-use assets obtained in exchange for new operating lease obligations	$22,072,530
Fixed rent payment	$746,652
Lease – Depreciation expense	$1,404,634

September 30, 2023
Other information:
Weighted-average discount rate	6.41%
Weighted-average remaining lease term (in months)	105

Minimum Lease obligation
2024	$3,716,661
2025	3,527,956
2026	3,568,891
2027	3,446,601
2028 and thereafter	19,159,060
Total	$33,419,169

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

As of September 30, 2023 and December 31, 2022, the outstanding balance of the aggregate Minimum Payment was $2,638,000 and it is payable by December 31, 2023.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accrued interest	$523,796	$104,735
Trade payables	10,346,558	1,369,701
Accrued compensation	438,317	475,417
Total	$11,308,671	$1,949,823

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of September 30, 2023 and December 31, 2022 and accrued interest of $127,595 and $104,375, respectively.

Initial Public Offering

The Company issued 455,353 shares of its common stock to certain directors, officers and greater than 5% stockholders which generated gross proceeds of $6,374,942 during the nine-month period ended September 30, 2022.

The Company issued 95,386 shares of its common stock to affiliates of certain directors and greater than 5% stockholders pursuant to certain anti-dilutive provisions during the nine-month period ended September 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering in February 2022.

NOTE 10 STOCKHOLDERS’ EQUITY

Common Stock

The Company issued the following common stock during the nine months ended September 30, 2023 and 2022:

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2023 Equity Transactions
Common stock issued, pursuant to services provided	2,238,668	13,109,135	$1.22-3.82
Common stock issued pursuant to stock at the market offering, gross	3,576,458	8,231,529	2.55-3.25
Common stock issued pursuant to conversion of preferred stock	580,400	220,099	0.25
Common stock issued pursuant to acquisition	1,923,285	7,327,716	3.81
Common stock issued pursuant to extinguishment of debt	574,713	2,040,231	3.55

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options and warrants	1,033,640	$390,624	$0.10 – 14.0

Common stock issued, pursuant to services provided	865,528	13,957,145	2.0 – 14.0
Conversion of preferred stock	12,376,536	3,094,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	20,552,000	14.0
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.0

The Company issued 335,073 shares of its common stock to certain stockholders during the nine-month period ended September 30, 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering. The shares were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period, using the fair value of the shares at the date of issuance.

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

Holders of preferred stock converted 580,400 shares and 12,376,536 shares of preferred stock in the shares of common stock during the nine-month ended September 30, 2023 and 2022, respectively. There were no shares of Series A Preferred Stock outstanding at September 30, 2023 and the Company terminated its designation of the Series A Preferred Stock. The Company has not designated any other preferred stock as of September 30, 2023.

Restricted Stock

A summary of the Company’s non-vested restricted stock units during the nine-month ended September 30, 2023 and 2022 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2023	$2,516,461	$8.39
Granted	4,110,924	2.21
Vested	(2,325,308)	4.25
Forfeited	(256,402)	10.70
Non-Vested restricted stock units, September 30, 2023	4,045,675	5.27

Non-vested restricted stock units, January 1, 2022	770,500	3.31
Granted	2,179,121	10.60
Vested	(770,121)	7.07
Forfeited	-	-
Non-vested restricted stock units on September 30, 2022	2,179,500	9.27

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

Stock Options

The following is a summary of the Company’s stock option activity during the nine-month periods ended September 30, 2023 and 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.7	-	$2,370,800
Granted	2,221,350	2.85	-	-
Forfeited	(426,002)	$4.0	-	-
		-	-	-
Outstanding, September 30, 2023	35,084,598	$7.5	2.9	$2,379,800

Exercisable, September 30, 2023	13,247,370	$4.4	2.31	$2,373,050

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	15,050,500	$3.81	4.07	$14,055,450
Exercised	(661,250)	1.66	––	$-
Granted	19,632,500	10.35	––
Forfeited	(593,750)	3.03		$-
Outstanding, September 30, 2022	33,428,000	$7.71	3.67	$12,255,963

Exercisable, September 30, 2022	12,276,789	$3.91	2.93	$12,049,538

Warrants Issued

The following is a summary of the Company’s warrant activity during the nine-month periods ended September 30, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	671,855	$11.5
Issued	1,391,667	3.0
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2023	2,063,522	$5.76

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Exercised	(535,000)	3.3
Issued	132,000	18.2
Forfeited	(785,000)	3.01
Balance, September 30, 2022	939,895	$9.16

Assumptions- Fair Value of Warrants and Options

The Company issued options in connection for services during the nine-month period ended September 30, 2023 and September 30, 2022. The Company issued warrants in connection with certain convertible promissory notes during the nine-month period ended September 30, 2023, which are considered inducements to enter in debt transactions and are recognized as debt discount at fair value. The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company to value certain warrants issued during the nine-month period ended September 30, 2023 and options granted during the nine-month period ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
	Range	Range
Stock price	$ 3.74-3.84	$ 6.00 - 12.34
Exercise price	$ 3.74-3.84	$ 6.00 - 14.00
Expected life (in years)	3.5-5 yrs.	1.5 – 10.0
Volatility	48-54%	37% - 54%
Risk-fee interest rate	3.51-5.02%	1.37% - 2.97%
Dividend yield	—	—

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in the trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $37.4 million at September 30, 2023 and it is expected to be recognized over a weighted-average period of 3.3 years.

Share-based payments amounted to $13,109,035 and $ 13,957,145 during the nine-month periods ended September 30, 2023 and 2022, respectively.

NOTE 11 CONCENTRATIONS OF RISKS

Major Customers

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue. The Company had one third-party payor accounts receivable balance representing 24% of the Company’s total accounts receivable at September 30, 2023.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product and Geographic Markets

The Company generates its income primarily from its lighting and heating products sold primarily in the United States.

NOTE 12 PROFORMA FINANCIAL STATEMENTS (unaudited)

The following pro forma consolidated results of operations have been prepared as if the acquisition occurred on January 1, 2022:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2023	2022	2023	2022
Revenues	$21,617,579	$20,803,141	$60,649,120	$66,457,914
Net loss	$(7,627,777)	$(6,208,867)	$(26,430,206)	$(23,061,755)
Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.28)	$(0.27)
Weighted average number of shares outstanding- basic and diluted	96,794,462	87,275,830	92,768,792	84,064,095

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

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 13, 2023, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our second-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products during the first half of 2023. We expect to manufacture the additional product offerings in the second half of 2023. We hold over 75 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

We filed an application with the National Electrical Code (NEC) seeking mandatory safety standardization for our ceiling outlet receptacle platform in September 2023. The filing of the Company’s application for a mandatory safety standardization with the National Electrical Code does not guarantee approval within any specific timeframe or at all.

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

The Israel-Hamas war may adversely impact our operations in the near future. We have a number of developers working in Israel. If such individuals are called for service or this war escalates regionally, it may create work interruptions leading to longer periods between releases of offering improvements and increased costs.

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

During the second quarter of 2023, the Company repaid in full approximately $5.2 million in principal and interest due under the Company’s five-year secured promissory note, dated December 14, 2021, previously issued to Nielsen & Bainbridge, LLC, by issuing 574,713 shares of the Company’s common stock and paying $2.0 million. The Company also entered a $2.0 million secured revolving line of credit with First-Citizens Bank & Trust Company, which matures in May 2024.

During the third quarter of 2023, we entered a credit facility aggregating $4.5 million with Farmers & Merchants Bank of Central California. The line of credit amounting to $3.0 million matures in September 2024 and the term loan matures in September 2026.

During the second quarter of 2023, we began our at the market offering (“ATM”) pursuant to which we may sell up to $20 million of shares of our common stock.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Consolidated Operating Results

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/	Increase/			Increase/	Increase/
			(Decrease)	Decrease			(Decrease)	Decrease
	2023	2022	$	%	2023	2022	$	%
Revenues	$21,617,579	$8,556	$21,609,023	NM	$36,611,659	$22,916	$36,588,743	NM

Cost of revenues	(14,917,493)	(5,914)	14,911,579	NM	(25,207,604)	(17,676)	25,189,928	NM

Gross income	6,700,086	2,642	6,697,444	NM	11,404,055	5,240	11,398,815	NM

Sales and marketing	5,702,647	993,232	4,709,415	NM	12,546,736	3,839,175	8,707,561	NM
General and administrative	7,519,042	4,615,887	2,903,155	63%	24,869,910	18,282,472	6,587,438	36%
Operating expenses	13,221,689	5,609,119	7,612,570	136%	37,416,646	22,121,647	15,294,999	69%
Operating loss	(6,521,603)	(5,606,477)	915,126	NM	(26,012,591)	(22,116,407)	3,896,184	18%

Other income (expense)
Interest expense, net	(662,173)	(52,189)	609,984	NM	(2,601,526)	(224,610)	2,376,916	NM
Gain on extinguishment of debt	-	-	-	0%	1,201,857	178,250	1,023,607	NM
Total other income (expense)	(662,173)	(52,189)	609,984	NM	(1,399,669)	(46,360)	1,353,309	NM

Net loss	$(7,183,776)	$(5,658,666)	$1,525,110	-27%	$(27,412,260)	$(22,162,767)	$5,249,493	NM

NM: Not meaningful

Revenue

The increase in revenues during the three and nine-month periods ended September 30, 2023 when compared to the prior year periods, is primarily due to revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that revenues will be higher in 2023 than in 2022, primarily resulting from revenues from Belami, which was acquired in April 2023 and the sale of our advanced and smart products.

Cost of Revenues

The cost of revenues consists primarily of costs associated with selling the products marketed by Belami. The increase in cost of revenues during the three and nine-month periods ended September 30, 2023 when compared to the prior year periods, is primarily due to costs associated with revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that cost of revenues will increase in 2023 compared to 2022, commensurate with an anticipated increase in revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The increase in sales and marketing expenses is primarily due to such expenses following the acquisition of Belami aggregating $4.8 million and $7.7 million during the three-month and nine-month periods ended September 30, 2023, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The increase in general, and administrative expenses during the three months and nine months ended September 30, 2023 when compared to the prior year periods was primarily due to the following:

●	Increase in general and administrative expenses following the acquisition of Belami aggregating $3.0 million and $5.0 million, respectively;

●	Increase of depreciation and amortization expenses of $1.0 million and $2.1 million, respectively, primarily related to increase in intangibles acquired during the second quarter of 2023 and right-of-use assets acquired during the third quarter of 2022.

We believe that our operating expenses will be higher during 2023 when compared to 2022 as we continue to invest to support our anticipated growth and now includes such expenses related to Belami’s operations following its acquisition.

Other Income (Expense)

The increase in interest expense in the three and nine-month periods ended September 30, 2023 when compared to the prior year periods resulted primarily from interest charges related to operating lease liabilities and debt which were entered into the latter part of 2022 and convertible debt (including amortization of debt discount, which were entered into the first quarter of 2023. The debt discount is related to inducements the Company granted to holders of convertible debt.

The variations in gain on extinguishment debt is due to two separate transactions: the forgiveness of the PPP loan recognized in the nine-month period ended September 30, 2022 and a gain on forgiveness of debt in April 2023 as the debt forgiven to a lender exceeded the consideration we paid.

Liquidity and Capital Resources

We have raised additional funds through the sale of our common stock and securities convertible into our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million and placements and offerings during the nine-month period ended September 30, 2023 in a combination of convertible notes payable and shares of our common stock aggregating $19.1 million.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three months ended September 30, 2023, we issued 592,150 shares of common stock under such program for net proceeds of $897,000, net of brokerage fees and legal expenses of approximately $18,000. In aggregate, from the start of the ATM offering program through November 13, 2023, we sold 3,576,458 shares of common stock, generating approximately $8.2 million of proceeds, net of brokerage fees and legal expenses of $164,000. As of November 13, 2023, we had the remaining capacity to issue shares of common stock with a consideration of up to $11.3 million under the offering program.

We believe that our existing cash, cash equivalents and restricted cash will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the Belami acquisition and integration of operations, our revenue growth rate, expenditures related to our headcount growth and manufacturing, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

During April and May 2023, the Company repaid in full approximately $6.2 million due to a lender by issuing 574,713 shares of the Company’s common stock and paying $2.0 million in cash. The Company also obtained an aggregate $6.5 million in revolving lines of credits and a term loan with two financial institutions during the nine-month period ended September 30, 2023. The lines of credit mature in 2024 and the term loan matures in 2026.

Nine-months period ended September 30, 2023:

We had $24.4 million in cash available which includes cash, cash equivalents, and restricted cash and unused lines of credit of $2.3 million as of September 30, 2023. Our working capital amounts to $2.6 million as of September 30, 2023, adjusted for consideration payable in shares of the Company’s common stock valued at $5.6 million.

We used $10.1 million in our operating activities which consists of a net loss of $27.4 million adjusted for the following:

●	Stock-based compensation of $13.1 million.
●	Depreciation and amortization of $3.0 million;

●	Offset by a gain on extinguishment of debt of $1.2 million;
●	Additionally, accounts payable and accrued expenses increased by $3.5 million.

We generated cash from investing activities of $3.1 million which primarily consisted of proceeds from disposition of investments in debt securities of $7.6 million offset by the cash acquisition price of Belami, net of cash acquired of $4.2 million.

We generated cash from financing activities of $19.6 million which were primarily related to net proceeds of $19.1 million we generated from the issuance of convertible promissory notes, shares of common stock, and, to a lesser extent, net proceeds from lines of credit.

Nine-months period ended September 30, 2022:

We had $13.6 million in cash, cash equivalents, and restricted cash as of September 30, 2022.

We used $9.7 million in our operating activities which consists of a net loss of $22.2 million adjusted for the following:

●	Stock-based compensation of $14 million.

We used $7.8 million in our investing activities which primarily consisted of the purchase of marketable securities.

We generated cash from financing activities of $20.7 million which were primarily related to proceeds generated from the issuance of shares of common stock pursuant to our initial public offering.

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

	For the three-months ended September 30,		For the nine-months ended September 30
	2023	2022	2023	2022
Net loss	$(7,183,776)	$(5,658,666)	$(27,412,260)	$(22,162,767)
Share-based payments	2,470,501	2,762,945	13,109,035	13,957,145
Interest expense	662,173	52,189	2,601,526	224,610
Depreciation, amortization	1,601,562	21,900	2,098,935	194,698
Transaction costs	-	-	516,601	-
EBITDA, as adjusted	$(2,449,540)	$(2,821,632)	$(9,086,163)	$(7,786,314)

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023 and December 31, 2022, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

We adopted the policies and procedures of Belami as they relate to internal controls over financial reporting upon acquisition and supplemented them with certain key internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or arbitration proceedings currently pending against our Company. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-Q, we are not a party to any material legal matters or claims. In the future, we may become party to material legal matters and claims, Legal proceedings are inherently uncertain and the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that period.

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

Uncertainties in global economic conditions that are beyond our control could materially adversely affect our business, results of operations, financial condition, and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine and the Israel-Hamas war, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth based on market changes and uncertainty, energy shortages and cost increases, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment.

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have resulted in, and could in the future result in, decreased demand for our products and services, which has adversely affected the results of our operations and may do so in the future.

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

Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations, which could negatively impact our revenues and cash flows.

With a number of our individuals working on the development of our product offerings located in Israel, our business and operations are directly affected by economic, political, geopolitical, and military conditions affecting Israel.

In October 2023, Israel declared war against Hamas. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general.

It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank. The individuals working on developing and improving our product offerings are not only within the range of rockets from the Gaza Strip, but also within the range of rockets that can be fired from Lebanon, Syria or elsewhere in the Middle East. If hostile action or hostilities otherwise disrupt our Israeli operations, our ability to improve timely our product offerings could be materially and adversely affected.

As a result of the Israeli security cabinet’s decision to declare war against Hamas, several hundred thousand Israeli reservists were drafted to perform immediate military service. If some of the individuals working on improving our product offerings are called for service in the current war with Hamas we expect such persons would be absent for an extended period. As a result, our operations may be disrupted by such absences, which could materially and adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, and ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

There are no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K:

Issuer Repurchases

During the third quarter ended September 30, 2023, we withheld 64,949 shares of our common stock at a weighted-average price of $1.91 per share to satisfy tax withholdings obligations due upon vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2023 – July 31, 2023	791	$2.43	—	—
August 1, 2023 – August 31, 2023	12,545	2.17	—	—
September 1, 2023 – September 30, 2023	51,613	1.84	—	—
Total	64,949	$1.91	—	—

(1) Shares were repurchased to satisfy tax withholdings obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
1.1	Sales Agreement by and between SKYX Platforms Corp. and The Benchmark Company, LLC, dated May 26, 2023 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
2.1	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
10.1*	Executive Employment Agreement, dated September 12, 2023, by and between SKYX Platforms Corp. and Leonard J. Sokolow (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).
10.2+	Line of Credit Promissory Note, Business Loan Agreement (Asset Based), and Commercial Security Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower and grantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.3+	Term Loan Promissory Note and Business Loan Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.4	Commercial Guaranty, signed September 18, 2023, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX PLATFORMS CORP.

Date:	November 13, 2023	By:	/s/ John P. Campi
John P. Campi, Co- Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2023	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2023	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

