Form 10-K
period 2023-12-31
SKYX Platforms Corp.
filed 2024-04-01
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $176,373,385 based on the closing price as reported on The Nasdaq Stock Market LLC as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 21, 2024, the registrant had 96,870,902 shares of common stock, no par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) of SKYX Platforms Corp. (the “Company,” “Sky Technologies,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale taxes;
●	our ability to successfully sell and distribute our products and technologies and our estimated total addressable market;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations, geopolitical conflicts, including the Israel-Hamas war and potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock;
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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
●

We cannot ascertain that there are no substantial doubt about our ability to continue as a going concern, and accordingly, we will not be able to achieve our objectives and continue our operations if we cannot adequately fund our operations.

●	If we are unable to successfully launch our smart products and technologies as planned, integrate them with third-party products and technologies, further develop them to include new features and to respond to customer demands, or otherwise are unable to realize our product strategy or compete in our industry, our business, results of operations and financial condition would be adversely affected.
●	If we are unable to successfully manage and grow Belami’s e-commerce operations, or if global economic conditions and the effect of economic pressures and other business factors negatively impact discretionary consumer spending, our business, results of operations and financial condition would be adversely affected.
●	Our success depends on our ability to develop, expand and manage our operations and effectively and timely develop and implement our strategic business initiatives, which may include engaging in strategic transactions, including acquisitions, and involves substantial risks.
●	We may need to raise additional financing to support our operations, and any inability to do so may adversely affect or terminate our operations. We also face risks related to our current debt financing.
●	We depend on a limited number of third-party manufacturers and suppliers.
●	We face substantial risks relating to the intellectual property we rely upon, including any inability to protect our intellectual property and maintain rights to use intellectual property owned by third parties, potential litigation and the expiration or loss of patent protection and licenses.
●	We could face significant liabilities or may be subject to legal claims that could adversely affect our business and financial condition.
●	We have limited product distribution experience and expect to rely on third parties, who may not successfully sell our products.
●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company.
●	Our future success depends on our ability to retain key executives and qualified personnel.
●	Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could negatively impact us.
●	Unstable market and economic conditions, as well as natural disasters, geopolitical events and other highly disruptive events, including the Israel-Hamas war, could materially adversely affect us.
●	Unauthorized breaches or failures in cybersecurity measures adopted by us or third parties on which we rely and/or are included in our products and technologies, or any disruption to our cloud-based infrastructure, could have a material adverse effect on our business.
●	Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over us.
●	We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
●	Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

PART I

ITEM 1. BUSINESS

Our Mission

As electricity is a standard in every home and building, our mission is to make homes and buildings become safe advanced and smart as the standard.

Overview

Sky Technologies has a series of highly disruptive advanced-safe-smart platform technologies, with over 96 U.S. and global patents and patent pending applications. Our technologies place an emphasis on high quality and ease of use, while significantly enhancing both safety and lifestyle in homes and buildings. We believe that our products are a necessity in every room in both homes and other buildings in the U.S. and globally. In addition, during 2023, we expanded our operations by acquiring an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings.

Our first- and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product, to include advanced safe and quick universal installation methods, as well as advanced smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy (“BLE”) and voice control connections. The SkyHome App allows scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and much more.

We believe that due to safety, convenience, cost, and time that all hard-wired electrical products, such as light fixtures, ceiling fans and other products, should become plug and play and smart, as the standard, enabling consumers to plug their fixtures and control them through their smart phones at any time.

Our third-generation technology is an all-in-one safe and smart advanced platform (the “Smart Sky Platform”) that is designed to enhance all-around safety and lifestyle of homes and other buildings.

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

As our products, including our advanced, safe and smart products, can be easily implemented and installed in both existing and new homes and buildings in just minutes, installing our products is expected to save a major part of the cost and time associated with installation of smart home products. As many people spend the majority of time at their homes, we believe that they should have an affordable, easily installed, standard solution to make their homes safe, secured and smart. Similar to how smartphones serve people as an all-in-one personal smart platform, we believe that our all-in-one Smart Sky Platform will enable every room in homes and other buildings to include a smart platform as a standard.

The Smart Sky Platform technology is an open system that can integrate with both existing and new smart home features, devices, and systems. The Smart Sky Platform is designed and built in a way that it can accommodate additional smart home features, enabling the platform to serve as a gateway for safe and smart technologies into rooms/homes, buildings, and that it can act like a “Panama-Canal” that can accommodate other type of software systems, wireless systems, electronic chips and more.

We previously sold our standard products, which include ceiling fans and light fixtures with our standard “plug and play” feature built in and are described further below under “Products—Our First Product Gen-1: The Weight Bearing Power-Plug”. We wound down the sales of our standard products by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle in favor of launching our new line of products, which are in the third and final prototype stage prior to launching and include a universal “plug and play” adapter kit, our smart products, which will include smart light fixtures and ceiling fans with our smart “plug and play” features, and our Sky Smart Gen-3 All-in-One Smart Home Platform. Additional information regarding our new line of products is described below under “Products—Advanced Products” and “—Smart Products- Gen-2.” We shifted to smart products because we believe that the market has great demand for smart advanced products, and that we will be able to generate significant sales from our new line of advanced and smart products from direct sales as well as from licensing All advanced and smart products, other than our Smart Sky Platform, were available during 2023 and we expect our Smart SKY Platform will be available during 2024.

E-Commerce

On April 28, 2023, we completed our acquisition (the “Closing”) of all of the issued and outstanding shares of Belami, an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings. We expect these 60 websites will serve as a marketing and growth platform for our smart products and should provide several distribution channels, including to retail customers, builders, and professionals.

The acquisition was completed in accordance with the terms and conditions of the Stock Purchase Agreement, dated February 6, 2023, between the Company and the stockholders of Belami (the “Sellers”) (as amended, the “Stock Purchase Agreement). The purchase price paid at the Closing consisted of $7,000,000 in cash (which excluded, among other things, $1.0 million released to the Sellers from escrow) and an aggregate of 1,923,285 shares of the Company’s common stock. At the Closing, $750,000 of the purchase price was deposited into an escrow account, which will be held for 12 months following the Closing as a source of recourse for claims the Company may have against the Sellers under the Stock Purchase Agreement. Prior to the Closing, Belami issued the following promissory notes to the Sellers, which remain in place following the Closing and are guaranteed by the Company: (i) promissory notes in an aggregate amount of $1.0 million, which were paid in July 2023, which have a 90-day term and an interest rate of 4.86% per annum (the “Closing Notes”); and (ii) promissory notes in the aggregate amount of $239,266 (the “Retained Earnings Notes”), which was equal to the difference between retained earnings, on the one hand, and the cash and Closing Notes distributed to the Sellers prior to the Closing, on the other hand, and which amount is subject to adjustment, which have a one-year term[and an interest rate of 4.86% per annum.

The Company agreed to pay to the Sellers on the first anniversary of the Closing, or April 28, 2024, (i) $3,117,408 in cash and (ii) a number of shares of common stock equal to $5,560,262 divided by $3.00 per share. The deferred payment will be increased or decreased by the amount of a working capital adjustment, as provided for in the Stock Purchase Agreement, and will be subject to offset for indemnification claims.

On March 29, 2024, the Company and the Sellers entered into a letter agreement modifying certain obligations under the Stock Purchase Agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the Sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the Sellers on the first anniversary of the Closing. Each Seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal becoming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock. The Seller Notes include customary events of default accelerating maturity, including a breach of the Company’s covenants, representations and warranties under the Stock Purchase Agreement and a change of control of Belami. The letter agreement further provides that the Company will perform all other obligations arising on the first anniversary of the Closing, including issuance of shares of common stock due to Sellers, and that on such date the non-fundamental representations and warranties will expire, and the Company will release $750,000 held in escrow.

Safety

We believe that safety is a necessity and the top priority in all aspects of life. Therefore, our technologies and products emphasize human safety, home, building and property safety and security, while combining safety features with high demand smart home features. We believe our products should contribute to the elimination of many cases of hazardous incidents, including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries and deaths, as management believes that our products will result in easier installment processes and enhance the use of life saving products such as smoke detectors, carbon monoxide detectors, and emergency lights, among other products. Our products, including the Smart Sky Platform, incorporate our “plug and play” technology, which eliminates the need to touch wires during the later plug-in installation, replacement and maintenance, and cleaning and, accordingly, could result in reduced incidents of electrical shocks and fires resulting from faulty wiring. While the installation of our products and retrofitting of electrical services does not require the services of a licensed electrician, it does not preclude the services of a licensed electrician. As more individuals engage in do-it-yourself (DIY) lighting projects, using our products rather than traditional lighting products could reduce incidents of incorrect wiring, shocks, injury and even death. In addition, we believe installing our products will allow installers to spend less time on a ladder during initial installation. Installers often wire light fixtures and fans while also holding such fixture or fan; with our products, including the Smart Sky Platform, the initial receptacle installation will be completed on the ladder and, afterwards, the fixture can simply be plugged into place, resulting in a faster and, we believe, much safer process, as installers can focus on wiring without also holding potentially heavy or breakable fixtures. Further, the Smart Sky Platform will incorporate a hard-wired smoke detector with battery back-up and a carbon monoxide monitor, which we believe could reduce injuries and deaths from fire and carbon monoxide poisoning.

Products

Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products during 2023 and expect to manufacture and make commercially available our Smart Sky Platform during 2024.

Our First Product Gen-1: The Weight Bearing Power-Plug

Our first patented technology was the Gen-1 Power-Plug, a weight bearing power plug that acts as a safe and quick installation device, designed for “plug and play” installation of weight bearing electronics, such as light fixtures, ceiling fans and other electrical products, into ceiling electrical outlet boxes.

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

We previously sold products with the Sky Plug & Receptacle built in, including ceiling fans and light fixtures. We wound down the sales of our standard products by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle in favor of launching our new line of products described below.

Advanced Gen-1 Products

Sky Universal Power-Plug & Receptacle: Our universal “plug and play” Sky Plug & Receptacle technology is comprised of two devices. The first device is a male Power-Plug Retrofit Kit, which can be easily embedded in the base of light fixtures and ceiling fans. The second device is a Ceiling Receptacle, which can be connected to a ceiling outlet box. After a one-time installation of the Ceiling Receptacle to a ceiling outlet box, a light fixture or ceiling fan that includes the Power-Plug Retrofit Kit can be plugged into the Ceiling Receptacle within seconds. The Universal Power-Plug & Receptacle should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Smart Products

Our Gen-2 Smart Products have advanced smart and safety technologies, have unique modern designs and are controlled by our proprietary SkyHome App or through voice control. All these products can be linked to the SkyHome application that works with both iPhones and Android phones to control features and specifications of connected devices, such as scheduling and eco/energy-saving mode. Gen-2 products also integrate with AI home assistants Siri, Alexa, Google Home, Samsung SmartThings, and more. Our SkyHome App and Gen-2 products are an open system that can integrate with other smart home devices and systems.

SkyHome App: Our proprietary SkyHome Application works with both iPhones and Android phones. The SkyHome App controls products through WIFI and BLE and is designed to control our products through additional communication methods as needed. The SkyHome App controls various products, features and specifications, including scheduling, safety features, security features, lifestyle features, sound, lights, dimming, emergency back-up battery and much more.

Sky Smart Gen-2 – Universal Power-Plug & Receptacle: Our Sky Smart Universal Power-Plug & Receptacle system contains two devices. First, the male Smart Power-Plug, which includes a smart electronic board, comes as a Retrofit Kit, that can be simply embedded to the base of light fixtures and ceiling fans, enabling them to become both “plug and play” and smart. The second device is a Ceiling Receptacle that can be simply connected to a ceiling outlet box. After a one-time simple installation of the Ceiling Receptacle to a ceiling outlet box, a light fixture or ceiling fan that includes the male Smart Power-Plug Retrofit Kit can be plugged into the Ceiling Receptacle within seconds. Our Smart Power-Plug is controlled by our proprietary SkyHome App or through voice control and is an open system that can integrate with other smart home devices and systems. Our Smart Power-Plug is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures and ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Universal Power-Plug & Receptacle should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky – Smart Gen2 for Plug and Play Ceiling Fans: Our line of high-end smart plug and play ceiling fans can be installed to our matching ceiling receptacle within seconds. Our smart ceiling fans incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our Smart Plug and Play Ceiling Fan is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Ceiling Fan should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky – Smart Gen-2 for Plug and Play Lighting: Our line of high-end Smart Plug and Play light fixtures can be installed to our matching ceiling receptacle within seconds. Our smart light fixtures incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our smart light fixture is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Lighting should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky – All-In-One Smart Sky Platform: As most people spend a majority of their time in their homes, we believe that they should have an easy solution to make their homes safe, secure, and smart in a simple way and as the standard. We believe that our patented advanced-safe-smart home platform technologies will make homes and buildings safer, and have numerous technological features and smart as a standard, in a fraction of time and cost, compared to other market products. Our all-in-one Smart Sky Platform is designed to enhance the all-around safety and lifestyle of homes and other buildings and can be easily implemented and installed to the ceiling receptacle in both existing and new homes and other buildings within minutes. Our Smart Sky Platform includes advanced smart and safety technologies, has unique modern designs and is controlled by our proprietary SkyHome App or through voice control. It is an open system that can integrate with other smart home devices and systems.

As smart phones serve people as an all-in-one personal smart platform, we believe that our all-in-one Smart Sky Platform technology will enable every room in homes and buildings to have a smart platform as a standard. Our Smart Sky Platform is connected through WIFI and BLE, includes numerous smart and safety features, including a smart smoke detector, a smart carbon monoxide detector, time scheduling, temperature sensor, humidity sensor, WIFI extender, energy saving-eco mode, high quality speakers, and a back-up battery that can power back-up internet and an emergency light, as well as dimming, night light, light color changing and more. The platform’s electrical power and transformer, combined with the size of our platform’s data storage space, which represents vast electronic “Real-Estate” in terms of today’s technology, driven by microchips, enables the platform to accommodate a significant amount of software as well as electronic microchips, while the unique ceiling location of the platform significantly enhances the performance of the platform’s features, including WIFI and BLE, as well as the performance of sensors and alarms.

The Smart Sky Platform is inconspicuous to the décor. It is designed to install in only minutes over existing ceiling electrical outlet boxes while allowing any pre-existing fixture to reconnect to the same box utilizing our Retrofit Kits. This innovation gives our products access to the best location for the gathering and distribution of electronic signals, virtually unlimited power for our low-voltage safety and smart features, and a vast amount of electronic real estate.

This open-system Smart Sky Platform Gen-3 is intended to seamlessly integrate unrelated safe and smart products into a single, spatially designed unit whose functionality is controlled by an all-in-one app, the SkyHome App. The Smart Sky Platform is intended to eliminate the need for installation of numerous stand-alone devices and their integration into a single working unit.

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

Cybersecurity

We have implemented measures and protocols to ensure that our users’ information is safe and protected. We use high level of cybersecurity measures and protocols to ensure that our software, technologies, servers, products, platform, and devices are all protected to prevent any type of unauthorized or illegal access or interference to our software, technologies, servers, products, platforms, and devices.

Our products, platforms and devices communicate over MQTT and are encrypted over Transport Layer Security, with each individual product, platform and device having its own set of certificates, keys, and universally unique identifiers, which ensures that each device can only communicate with its own topic. This ensures that even in extreme cases of illegally gaining control over a specific device, it will not affect other devices.

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

Sky Plug & Receptacle – NEC Code

The National Electrical Code (“NEC”) is the U.S. electrical safety building code, and is the benchmark for safe electrical design, installation, and inspection to protect people and property from electrical hazards. It has been adopted in some form in all 50 states in the United States and is intended to improve safety in U.S. homes and buildings.

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

During the third quarter of 2022, the Company received NEC generic name approval for its weight-bearing safe plug and play outlet/receptacle for ceilings as WSCR (Weight-Supporting Ceiling Receptacle) for its universal ceiling outlet and WSAF (Weight-Supporting Attachment Fitting) for its ceiling plug. The specifications for the WSCR and WSAF received a standardization approval vote by the American National Standards Institute (ANSI) and the National Electrical Manufacturers Association (NEMA), leading U.S. standardization organizations. The American National Standards Institute’s and the National Electrical Manufacturers Association’s vote for the standardization of the Company’s weightbearing plug and outlet/receptacle for ceilings does not guarantee approval by the National Fire Protection Association’s (NFPA) Committee on the National Electrical Code (which consists of multiple code-making panels and a technical correlating committee and develops the NEC) or any other trade or regulatory organization and does not guarantee that any of the Company’s products will become NEC mandatory in any jurisdiction, or that any of the Company’s current or future products or technologies will be adopted by any state, country, or municipality, within any specific timeframe or at all.

In addition, we filed an application with the NEC seeking mandatory safety standardization for our ceiling outlet receptacle platform in September 2023. The filing of the Company’s application for a mandatory safety standardization with the NEC does not guarantee approval within any specific timeframe or at all.

Intellectual Property

Developing and maintaining a strong intellectual property position is one of the most important elements of our business. We rely on a combination of patents, copyright, trademarks, and trade secret laws, as well as confidential procedures and contractual provisions, to protect our proprietary technology and our brands. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have sought, and will continue to seek, patent protection for our technology and for improvements to our technology, as well as for any of our other technologies where we believe such protection will be advantageous. In addition, certain intellectual property and proprietary information held by a third party is central to our products and technologies. If we lose our rights to use such intellectual property and proprietary information in the future, our business or operating results and our ability to compete could be adversely impacted.

We protect our intellectual property through various aspects and strategies including broad and particular intellectual property claims. We have over 96 U.S. and global patents and patent applications, including in China, India, and Europe, as well in other countries around the world. These patents and patent applications protect different aspects of our technologies. We sought intellectual property protection of our technologies in China due to our current manufacturing operations and prospective sales in China’s market, and we sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of our products and our potential operations. As of December 31, 2023, in the U.S., we owned 10 issued patents, which expire from 2036 to 2038, and four pending or published but not yet issued patents, and outside of the U.S., we owned 29 issued patents, which expire from 2026 to 2039, and 53 pending or published but not yet issued patents. We intend to diligently maintain and vigorously defend our intellectual property and to enhance our patent protections actively and continuously in the U.S. and globally.

The issued patents are directed to various aspects of our platform technologies, including our smart and standard plug and play products, as well as our safe and smart platform technologies. As further innovations are developed, we intend to seek additional patent protection to enhance and maintain our competitive advantage. Additionally, we have submitted 10 trademark applications, seven of which have been issued and three of which are pending.

General Electric Agreement

In December 2023, the Company renewed its five-year Licensing Master Services Agreement for U.S. and global licensing services of its standard and smart products (the “GE MSA”) with GE Technology Development, Inc. (“GE”), while sunsetting its original License Trademark Agreement with GE Trademark Licensing, Inc. (“GE-TL”). The term of the GE MSA runs for an initial five-year term, includes automatic one-year renewal provisions, and replaces the Company’s Master Services Agreement for global licensing services with GE dated June 14, 2019. Pursuant to the GE MSA, GE’s licensing team will license certain of the Company’s standard and smart products in the U.S. and worldwide. For each licensing program the Company engages GE to conduct, GE’s licensing team will provide certain licensing services, including seeking and arranging for licensee partners, negotiating agreement terms, administering contracts, auditing partners, assisting with monetization and patent protection strategy, and providing mutually agreed support to defend the Company’s intellectual property. The Company will pay a percentage of earned revenue to GE collected pursuant to license agreements established in connection with a program commercialized by GE’s licensing team, or with certain licensees introduced by GE to the Company.

In connection with the sunsetting of the License Trademark Agreement, the Company and a subsidiary of the Company has entered into a letter agreement with GE-TL restructuring the aggregate amount of $2.7 million in royalty payments owed to GE-TL to be paid over thirteen quarterly installments, with the first two payments of $200,000 each being made in December 2023 and March 2024, respectively. The final payment is scheduled for December 2026. The Company also agreed to pay an amount of $1.4 million to GE-TL, payable in 2027, in addition to the then agreed royalty payments.

Employees

Our management members include leading executives from various industries and have joined us as they believe in our vision, technology, and strategy. Many of our key personnel are employed pursuant to an employment agreement or a consulting agreement.

As of December 31, 2023, we had 60 employees all of which are full-time employees. We also employ independent contractors to support our operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our relations with our employees to be good. We expect to continue to expand our staff and team of engineers to develop our products and operate our e-commerce websites.

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

Business Strategy

We believe that our advanced-safe-smart platform technologies will disrupt and positively influence various industries, both in the U.S. and globally, and that, due to ease of installation, time savings, cost savings on installations and the safety aspect of our product, our product provides a competitive advantage within the light fixture, ceiling fan and smart home industries:

●	Lighting Industry: We believe that all light fixtures should become plug and play, smart and controlled by an app as a standard, and that light fixtures should be installed to the ceiling within seconds, safely and without the need to touch dangerous electrical wires. Our product is intended to help prevent most of related ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths.
●	Ceiling Fan Industry: We believe that all ceiling fans should become plug and play, smart and controlled by an app as a standard, and that ceiling fans should be installed to the ceiling within seconds, safely and without the need to touch dangerous electrical wires. Our product is intended to help prevent most of related ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths.
●	Smart Home Industry: We believe that homes and buildings should become safe and smart as a standard. Our Advanced All-In-One Safe Smart Sky Platform enables rooms, homes, and buildings to become safe and smart.

Our Advanced All-In-One Smart Sky Platform significantly enhances smart home products’ performance, including the speed and range of both WIFI and Bluetooth, as well as the performance of sensors and alarms. We believe that widespread adoption of the All-In-One Smart Sky Platform should contribute to the elimination of most related hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths. Therefore, we believe our product is a necessity in rooms, homes, and buildings.

Our Advanced All-In-One Safe Smart Sky Platform can be used in existing homes and buildings, by builders, rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, retail and other.

We launched our new universal power plug, our SkyHome App, and our smart universal plug, as well as the smart ceiling fans and lighting fixtures containing such plug, in 2023 and expect to launch our Smart Sky Platform during 2024. Bringing our products to market will require us to take certain steps, including, but not limited to, the following:

●	Manufacturing: We have manufactured and sold our prior products and intend to continue to use the third-party manufacturers with which we have an ongoing relationship. It typically takes less than 60 days to complete manufacturing of our new universal power plug and/or our smart universal plug after we place an order. However, it may take longer than expected due to, among other things, difficulties finding suppliers, shipping delays resulting in late deliveries of necessary supplies and materials, chip shortages and geopolitical matters.

●	Marketing and Public Relations: We will need to gain brand awareness and attract customers. In connection with our product launch, we plan to educate retail and commercial consumers about our products through a coordinated public relation campaign that will cover the safety aspects of our products and all the related hazardous incidents and property damage that our products can contribute to preventing, as well as our advanced smart technology features. We intend to sell our products on our e-commence websites. We currently rely, and plan to rely primarily, on product distribution arrangements with third parties. We also expect to enter in additional sales, distribution and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. We may also need to hire additional sales personnel.

●	Government Approval: While we have received a variety of final electrical code approvals, including Underwriters Laboratories (“UL”), Underwriters Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book, we may need or desire to obtain additional certifications for new product configurations, which may increase the time and costs to complete our product launches. In addition, we may be unable to obtain new certifications or NEC mandatory status for our product offerings within a reasonable time, or at all.

Expected Revenue Stream

We believe our products will enable us to access a global market with multiple revenue streams, including the following:

●	Royalties from the Sky Plug & Receptacle. Management has agreed to license products in the U.S. and globally through the efforts of its GE agreement. We anticipate we will also license our smart technologies products currently in development.

●	Selling/Licensing Country Rights. Management is considering selling and licensing marketing rights to certain countries in exchange for payment and on-going royalties.

●	Product and E-Commerce Sales. We currently primarily generate revenue from our e-commerce sales. Management will strive to achieve strong market penetration worldwide for our advanced and smart Sky Technologies products. We have previously sold our standard products in the United States, Canada and Mexico, and began selling our new smart products in the United States in 2023. We intend to expand our sales footprint in certain countries in Latin America, Europe and Asia. We may be unable to gain market acceptance in such markets and cannot provide any assurance that we will be successful in our efforts to expand our market reach.

●	Subscription & Monitoring Services. Our future plans include offering subscription services as part of our Smart Sky Platform, including, among other services, communications, fire alarms, home intrusion alerts, emergency response services and monitoring services. Our Smart Sky Platform will include, among other features, a smart smoke detector, a smart carbon monoxide detector, and a WIFI extender. We intend to expand our operations to enable us to provide services relating to these functions, including high-speed internet services, monitoring systems designed to sense movement, smoke, fire, carbon monoxide, temperature, and other environmental conditions and hazards, monitor home access and visitors and address personal emergencies such as injuries and other medical emergencies. We intend to market such services to homeowners and other types of facilities, including rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, and retail. Our ability to provide such services will depend on a variety of factors, including, but not limited to, subscriber interest and financial resources, any applicable licensing and regulatory compliance, our ability to manage our anticipated expansion and to hire, train and retain personnel, and general economic conditions. We may partner with other businesses to provide such services. We expect to begin providing such services in 2024 but cannot provide any assurance that we will be able to do so.

Our History

We began in 2004 and started developing the Sky Plug & Receptacle technology in 2007 for installation of light fixtures and ceiling fans during manufacturing and as a Retrofit Kit for installing the Sky Technology in existing light fixtures and ceiling fans. Historically, we have sold hundreds of thousands of units of the Sky Plug & Receptacle technology through original equipment manufacturing and through other channels to lighting manufacturers and retailers who installed the Sky Plug & Receptacle technology into their lighting fixtures for sale at retail stores. We also sold, directly to retailers, approximately hundreds of thousands of Sky Plugs & Receptacles embedded with ceiling fans. We wound down our standard product sales by discontinuing production of light fixtures and ceiling fans that include the older version of our standard Sky Plug & Receptacle, in favor of licensing our product and developing our Smart Power-Plug and Smart Sky Platform technologies. In addition, in April 2023, we acquired Belami, an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings.

Third-Party Manufacturing and Suppliers

Our business model entails the use of third-party manufacturers to produce the Sky Technology product. The manufacturers currently used by us are in China. To further ensure that quality specifications are maintained, we maintain an office in the Guangdong province in China that is staffed with GE trained auditors who regularly inspect the products that are being produced by third-party manufacturers.

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

Competition

We believe our technologies are highly disruptive and with an edge compared to other market technologies. Our competitors for our Sky Technologies products vary based on our products, market, and industry.

●	Competitors for our Universal Power-Plug & Receptacle product: We believe we do not have significant direct competition at this point to our Universal Power-Plug & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.
●	Competitors for our Smart Universal Power-Plug & Receptacle product: We believe we do not have significant direct competition at this point to Smart Universal Power-Plug and & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.
●	Competitors for our Smart Plug and Play Light Fixture products: We believe we do not have significant direct competition at this point to our Smart Plug and Play Light Fixtures, although there are lighting manufacturers that have smart lights that are controlled through smart wall switches/app or other, including companies such as Casainc, Global Electric, Designers Fountain, Enbrighten, Minka, Hampton Bay and others. To the best of our knowledge, there are no other light fixtures that have an all-in-one combination of light fixtures that have both plug and play and smart.
●	Competitors for our Smart Plug and Play Ceiling Fan Products: We believe we do not have significant direct competition at this point to our Smart Plug and Play Ceiling Fan products, although there are ceiling fan manufacturers that have smart fans that are controlled through smart wall switches/app or other, including companies such as Hunter, Minka, Home Decorators, Fanimation, Modern Fan Co., Hampton Bay and others.

●

Competitors for our Smart Sky Platform product: We believe we do not have direct competition at this point to our Smart Sky Platform product, although there are many smart home companies that can be our competitors, including companies such as Control4, Vivint, Apple, Google, Microsoft, Amazon, ADT, Blue by ADT, Cove Security and many others, and many other smart home companies that have a variety of smart home products. To the best of our knowledge, there are no other Plug and Play All-In-One Safe-Smart Platform products.

Our competitors for our e-commerce websites, some of which have substantially greater resources than us, range from other online-only retailers specializing in lighting and other home décor items, such as Wayfair and Overstock.com, to retailers with both online and physical presences specializing in home décor, such as Pottery Barn and Crate and Barrel, to retailers that sell home décor items as part of a much larger assortment of items, such as Amazon, Target, Home Depot and Lowe’s.

Government and Environmental Regulation

Although not legally required to do so, we strive to obtain certifications for substantially all our products, both in the United States, and, where appropriate, in jurisdictions outside the United States. Products certified by a Nationally Recognized Testing Laboratory (“NRTL”), such as UL, Intertek Testing Lab (ETL) or Canadian Standards (CSA), bear a certification mark signifying that the product complies with the requirements of the product safety standard. UL Standards are used for evaluation of U.S. products, CSA Standards for Canada and IEC (International Electrotechnical Commission) Standards for European countries. We use UL as our main third-party NRTL safety laboratory. While we have received a variety of safety certifications on our products, including UL, Underwriters Laboratories of Canada (cUL), Conformité Européenne (CE) and International Electrotechnical Commission for Electrical Equipment Certification Body (the IECEE CB scheme), we may need or desire to obtain additional certifications for new product configurations, which will increase the time and costs to complete our product launches and which we may be unable to obtain within a reasonable time, or at all. In addition, certain electronic products require Federal Communications Commission (“FCC”) certification, and we have obtained FCC certification on applicable products to ensure electromagnetic interference compliance. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot provide any assurance that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain such certifications for our existing products.

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

We have incurred net losses since inception. In addition, in recent years, we have shifted our business strategy to transition developing and manufacturing smart products and technologies and further evolved our strategy by acquiring an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings during 2023. As a result of these recent changes to our business strategy, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. It is difficult to predict our future revenues and appropriate budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. Rather than relying on historical information, financial or otherwise, to evaluate us, you should evaluate us in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties and complications typically encountered by businesses in the early stage of their product development and launch, many of which will be beyond our control. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies, as well as integrating additional operations, as well as the following risks, among others:

●	unanticipated problems, delays and expenses relating to (i) the development and implementation of our business plans, such as potential manufacturing delays resulting from, among other things, difficulties finding suppliers, shipping disruptions and delays resulting in late deliveries of necessary supplies and materials, chip shortages, increases in expected costs due to inflationary pressures and material shortages, or delays resulting from a need or desire to obtain additional certifications for new product configurations, or (ii) our e-commerce operations, such as the potential for reduced discretionary consumer spending, shipping disruptions or delays, or our products not meeting consumer expectations;
●	operational difficulties, including continuing to integrate our retail operations with our Sky Technologies product and technologies operations;

●	lack of sufficient capital;
●	competition from more advanced enterprises, including our need to gain brand awareness and attract customers, areas where our competitors may have an advantage; and
●	uncertain revenue generation.

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

We have incurred substantial losses in the past and reported net losses from operations of approximately $37.4 million and $26.6 million during 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $145.4 million.

We cannot assure you that we can achieve or sustain profitability in the future. For us to operate our business profitably, we need to successfully launch and market our new products and technologies, grow our sales, including our retail operations, maintain cost control discipline while balancing development of our enhanced “all-in-one” Smart Sky Platform, costs relating to our retail operations and potential long-term revenue growth, continue our efforts to reduce product cost, drive operating efficiencies and develop and execute our key strategic initiatives. Our planned expense levels are, and will continue to be, based in part on our expectations, which are difficult to forecast accurately based on our stage of development, our recently acquired retail business, and factors outside of our control. Developing and marketing our products and technologies is costly, and we anticipate our costs will increase in the future as we continue to invest in our research and development efforts, expand our operations, and make additional expenditures to develop and market our products and technologies, including new features, integrations, capabilities, and enhancements. Our expenditures may not result in improved business results or profitability over the long term, and our expenses may be greater than we anticipate, including due to, among other things, an increase in legal risk from the use of our products and technologies due to evolving laws, regulations or standards and from our expansion into retail operations, an inability to timely and cost-effectively introduce and sell successful smart products and other products and technologies, a security incident or our failure, for any reason, to capitalize on growth opportunities. In addition, we may be unable to adjust spending in a timely manner to compensate for any unexpected developments. There is a risk that our strategy to operate profitably may not be as successful as we envision or occur as quickly as we expect. We may not achieve our business objectives, and the failure to achieve such goals would have an adverse impact on us. To the extent that our revenues do not increase commensurate with our costs, our business, operating results, and financial condition will be materially and adversely affected.

We will require additional financing in the near-term, and if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations.

We cannot ascertain that there are no substantial doubt about our ability to continue as a going concern. We will not be able to achieve our objectives and will not be able to continue our operations if we cannot adequately fund our operations.

There is substantial doubt that the Company can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of sufficient liquidity resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

We expect to derive a substantial portion of our future revenue from a portfolio of related products and technologies; if we cannot successfully launch our products or further develop them to include additional features, or our products and technologies fail to satisfy customer demands or achieve widespread market acceptance, our business, operating results, financial condition, and growth prospects would be adversely affected.

We expect to derive a substantial portion of our future revenue from smart products incorporating our “plug and play” technologies. Our ability to launch our smart products and obtain market acceptance of, and grow market demand for, our products and technologies is critical to our success. We may not be able to launch or manufacture our products and technologies in a timely manner, within budget or in a manner that gains market acceptance. The failure to successfully produce and market an all-in-one Smart Sky Platform would result in the loss of a substantial amount of investment dollars. Furthermore, developing and marketing our enhanced Smart Sky Platform takes management’s time and attention away from other opportunities. A failure to successfully develop and market our Smart Sky Platform could result in a material adverse impact on our business.

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

Even if we can bring our smart products and technologies to market as planned and on budget, there can be no assurance that consumers will embrace our smart products and technologies in significant numbers. Our success depends on attracting many potential customers to purchase our products and, in the future, the associated services we intend to provide to our customers. While we have accepted preorders for certain products, preorders are not commitments to purchase our products and are subject to cancellation by customers. If our existing preorder and prospective customers do not perceive our products to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Until the time that the smart products are commercially available for purchase and we are able to scale up our marketing function to support sales, there will be significant uncertainty as to customer demand for our smart products and technologies and the sales that we will be able to achieve. Further, demand for our products and technologies will be affected by a number of factors, many of which are beyond our control, such as our ability to obtain market acceptance; declines in consumer discretionary spending; the development and acceptance of new features, integrations and capabilities for our products and technologies; the timing of development and release of competing new products and technologies; consumer preferences; the perception of ease of use, reliability and security of our products and technologies; price or product changes by us or our competitors; technological changes and developments within the markets we serve; developments in data privacy regulations; growth, contraction and rapid evolution of our market; and general economic conditions and trends.

If we are unable to successfully release our smart products and technologies, enhance their capabilities, meet demands of our customers or trends in preferences or achieve widespread market acceptance of our products and technologies, our business, results of operations and financial condition could be harmed. In addition, competitors may develop or acquire their own products or technologies, and people may continue to rely on traditional products and technologies or existing smart home products, which would reduce or eliminate the demand for our smart products. If demand declines for any of these or other reasons, our business could be adversely affected.

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

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have resulted in, and could in the future result in, decreased demand for our products and services, which has adversely affected the results of our operations in the past and may do so in the future.

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

Our research and development efforts remain subject to all the risks associated with the development of new products and technologies based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development. If we expend a significant number of resources on research and development efforts that do not lead to the successful introduction of new products, functionality or improvements that are competitive in our current or future markets, our business and results of operations will suffer. If technical problems or delays arise, further improvements in our products and technologies and the introduction of future products or technologies could be adversely impacted, we could incur significant additional expenses, and the Sky Technologies platform business may fail.

If we are unable to introduce new features or services successfully or make enhancements to our products and technologies or fail to integrate our products and technologies with a variety of third-party technologies, our business and results of operations could be adversely affected.

Our ability to attract customers and increase revenue from our products and technologies depends in part on our ability to enhance and improve such products and technologies and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our products and technologies with features that reflect the constantly evolving nature of technology and our customers’ evolving needs. The success of new products, technologies, enhancements and developments depends on several factors, including, but not limited to: our anticipation of market changes and demands for product features, adequate quality testing, integration of our products and technologies with existing technologies and applications and updates to integrate new technologies and applications, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products, technologies and services at lower prices, more efficiently, more conveniently or more securely.

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

Our success depends on our ability to design and market products and technologies popular with customers and consumers, effectively manufacture our products, and successfully manage our operations, including our retail business, as well as our ability to develop and execute our strategic business initiatives. Our ability to successfully accomplish these objectives will depend upon a number of factors, including the following:

●	signing with strategic distribution partners with established retail and wholesale relationships;

●	the continued development of our business, both producing and marketing our smart products and technologies and operating our retail websites;
●	the hiring, training and retention of competent personnel;
●	the ability to generate customer demand;
●	the ability to enhance our operational, financial and management systems;
●	the availability of adequate financing;
●	competitive factors; and
●	general economic and business conditions.

In addition, our ability to achieve our desired revenue and profitability goals depends on how effectively and timely we execute on our key strategic initiatives, including development and production of an enhanced Smart Sky Platform and integration of our retail operations, and develop and implement new strategic business initiatives. Our current key strategic initiatives include the following:

●	successfully launching our smart products and technologies;
●	executing and marketing our products and technologies to both industry and retail customers, such as real estate developers and individuals who desire safer lighting fixtures and smart home capabilities;
●	continuing our product innovation;
●	leveraging our products and technologies to support IoT applications, including integrations with third-party applications;
●	improving our distribution sales channels, including our retail websites; and
●	integrating and operating our retail websites.

We also may identify and pursue strategic acquisition candidates that would help support these initiatives, such as the 2023 acquisition of Belami, operates a collection of online stores carrying a variety of home décor items, including lighting, and is expected to provide us with direct distribution sales channels for our smart products and technologies.

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

As we evolve our business strategy to focus on our smart products and technologies and retail websites, our results of operations, financial condition and cash flows may be materially adversely affected.

Our future growth and profitability are tied in part to our ability to successfully bring to market new and innovative smart products and technologies, as well as to profitably operate our retail websites. We are currently focused on producing smart products and technologies using our “plug and play” technologies, which also includes pursuing projects to develop recurring revenue streams, such as subscription services. We have invested, and plan to continue to invest, significant time, resources, and capital into expanding our products and technologies with no expectation that they will provide material revenue in the near term and without any assurance they will succeed or be profitable. In fact, these efforts have reduced our profitability, and will likely continue to do so, at least in the near term. We cannot provide any assurance that the operation of our retail websites will offset such reduced profitability. We may also be unable to launch or manufacture our products and technologies or develop recurring revenue streams, such as anticipated subscription services, in a timely manner, which would further negatively impact our ability to become profitable. Moreover, as we continue to explore, develop and refine our smart products and technologies, we expect that market preferences will continue to evolve, and, accordingly, our products and technologies may not generate sufficient interest by end-user customers, and we may be unable to compete effectively with existing or new competitors, generate significant revenues or achieve or maintain acceptable levels of profitability.

Additionally, our experience providing smart technology is limited. If we do not successfully execute our strategy or anticipate the needs of our customers, our credibility as a provider of smart home solutions could be questioned, and our prospects for future revenue growth and profitability from such products and technologies may never materialize.

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

We have limited financial resources, and we expect that our evolving strategy and expansion of business activities will require additional working capital, as we anticipate we will not generate sufficient cash flows from our operations to sustain our operations or to allow us to effectively develop our smart products and technologies or pursue our strategic initiatives. We are currently generating revenue primarily from the e-commerce platform that we acquired in 2023. We expect that the release of our new smart products and technologies will require working capital to finish product development and manufacturing, and to support market release and provide technical customer support upon its commercial release.

In the future, we will need to seek additional equity or debt financing to provide for our working capital needs. There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion or at all. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
●	loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants and control or revocation provisions, that are not acceptable to management or our board of directors (the “board” or “board of directors”);
●	debt financing increases expenses, and we must repay the debt regardless of our operating results; and
●	our ability to obtain additional capital may be adversely impacted by factors beyond our control, such as the market demand for our securities, the state of financial markets generally and other relevant factors, including high inflation and interest rates, ongoing supply chain disruptions and shortages, labor shortages and geopolitical conditions, any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, and a potential economic downturn or recession.

As of December 31, 2023, we had approximately $22.4 million in cash and cash equivalents, including restricted cash. As we develop our revenue base, we have raised additional funds through the sale of our common stock and warrants and issuance of debt, including receiving approximately $20.5 million in net proceeds from our initial public offering completed in February 2022 and aggregate net proceeds from private placements of subordinated secured convertible promissory notes and at the market offerings (sometimes referred as “ATM”) of our common stock during 2023 of $19.6 million during 2023. For additional information regarding our financing arrangements, see the “Liquidity and Capital Resources” heading in the “Management’s Discussion and Analysis” section of this Form 10-K.

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

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. In addition, to the extent that we are unable to pay our obligations under our outstanding secured debt, the applicable creditor could proceed against any or all the collateral securing our indebtedness to it.

Our marketing efforts to help grow our retail business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce channel.

If the online market for home goods does not continue to gain acceptance, a sizable portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures to attract additional online consumers to our sites and convert them into purchasing customers online. Specific factors that could impact consumers’ willingness to purchase home goods from us online include concerns about buying products without a physical storefront, face-to-face interaction with sales personnel and the inability to physically handle, examine and compare products; delivery time associated with online orders; actual or perceived lack of security of online transactions and concerns regarding the privacy or protection of personal information; delayed shipments or shipments of incorrect or damaged products; inconvenience associated with returning or exchanging items purchased online; usability, functionality and features of our sites; and our reputation and brand strength. In addition, if we do not have a clear and relevant promotional calendar to engage our customers, especially in the current macroeconomic environment, our customers may purchase fewer goods from us, or we may have to increase our promotional activities. If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at sustainable rates, acquired customers may not become repeat customers and existing customers’ buying patterns and levels may decrease. In addition, we may experience surges in online traffic and orders associated with promotional activities and seasonal trends, which could cause fluctuations in our results of operations from quarter to quarter.

We operate in a highly competitive industry, and if we are unable to compete successfully, our business may be adversely affected.

Both our products and technologies and our e-commerce platform operate in competitive industries. Our products and technologies face strong competition from manufacturers and distributors of lighting and ceiling fan manufacturers, and, with respect to our smart products and technologies, from manufacturers and distributors of products addressing certain smart technologies, features or markets for the home and office worldwide. To remain competitive, we need to invest in research and development and marketing. Many of our competitors have stronger capitalization than we do, strong existing customer relationships and more extensive engineering, manufacturing, sales, and marketing capabilities. Competitors’ products and technologies may be more effective, more effectively marketed or sold or have lower prices or superior performance features than our products and technologies. Competitors could focus their substantial resources on developing competing products and technologies that may be potentially more attractive to customers than our products and technologies or offer competitive products and technologies at reduced prices to improve their competitive positions. We may also face competition from other products with existing technologies and from other smart home devices, and consumers may prefer individual device solutions that provide more narrowly targeted functionality instead of a more comprehensive integrated smart home solution. In addition, our e-commerce channel faces competition from other online retailers, as well as traditional retailers, many of which have larger platforms and greater resources than us, and some of which sell a wider array of products, which could attract a wider array of customers. Any of these competitive factors could make it more difficult for us to attract and retain customers, require us to lower our prices to remain competitive or reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition. We may not have available sufficient financial or other resources to continue to make the investments necessary to maintain our competitive position.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets or other electronic components used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our ability to manufacture our products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. Geopolitical conditions have also negatively impacted the availability of certain electronic components. While we experienced shortages in obtaining necessary integrated circuit chips to be used in our products, we have been able to find additional suppliers for such components. Going forward, we believe we can obtain more chips as needed within a reasonable time and may be able to replace difficult to acquire components with different products or modify our design if necessary. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

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

Additionally, a significant portion of our product strategy will rely upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our product strategy relies on our ability to reduce our production costs in order to remain competitive. As there is no historical basis for estimating the demand for our smart products and technologies, or our ability to develop, manufacture and deliver our smart products, we may be unable to accurately estimate our inventory and production requirements, which would affect our ability to successfully implement cost reduction measures. If we overestimate our requirements, we may have excess inventory, which would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacture of the smart products and result in delays in shipments and revenues. We may also rely on a limited number of suppliers; during 2023, we had less than 10 major vendors that accounted for a majority of our cost of sales. For additional information regarding our suppliers, see “Item 1. Business – Third-Party Manufacturing and Suppliers.” In addition, lead times for materials and components may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we are unable to successfully implement cost reduction measures, if these efforts do not generate the level of cost savings that we expect going forward or result in higher-than-expected costs, or if we fail to order sufficient quantities of components in a timely manner, our business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Certain goods that we import are sourced from third-party suppliers in China. Our ability to successfully import such materials may be adversely affected by changes in U.S. laws. For example, in December 2021, the U.S. Congress passed the Uyghur Forced Labor Prevention Act (“UFLPA”), which imposed a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the Xinjiang Uyghur Autonomous Region of China (“XUAR”) or by persons that participate in certain programs in XUAR that entail the use of forced labor. U.S. Customs and Border Protection (“CBP”) has published both a list of entities that are known to utilize forced labor, and a list of commodities that are most at risk, such as cotton, tomatoes, and silica-based products. Although none of our Chinese suppliers are in the XUAR, we do not currently have full visibility to the entirety of each supplier’s separate supply chains to be able to ensure that the raw materials or other inputs they use to manufacture their goods are not produced in XUAR. As a result of the UFLPA, products and materials we import into the U.S. could be held by the CBP based on a suspicion that inputs used in such materials originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending our providing satisfactory evidence to the contrary. Among other consequences, such an outcome could result in negative publicity that harms our brand and reputation and could result in a delay or complete inability to import such materials, which could result in inventory shortages and greater supply chain compliance costs.

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

We may pursue acquisitions, technology-licensing arrangements, and strategic alliances, or dispose of some of our assets or operations as part of our business strategy. For instance, we acquired Belami in 2023. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and if such transactions are completed, we may not realize the expected benefits. If we are successful in completing an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. In addition, we may experience diversion of our management’s attention from our existing business and initiatives in pursuing such a strategic transaction and could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume, or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense; for instance, in connection with the acquisition of Belami, during 2023, we sold convertible notes and warrants and issued common stock as consideration for the Belami acquisition. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technologies or products that may be important to the development of our business. We may also be subject to transaction-related litigation in connection with proposed acquisitions. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

Our products business may become substantially dependent on contracts that are awarded through competitive bidding processes.

We may obtain a significant portion of our products revenues pursuant to contracts that are subject to competitive bidding, including contracts with municipal authorities. Competition for, and negotiation and award of, contracts present varied risks, including, but not limited to:

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

Much of our business relies on patent and trademark and other intellectual property protection. Although most of the challenges to the intellectual property we rely upon would likely come from other businesses, governments may also challenge intellectual property protections. To the extent intellectual property we rely upon is successfully challenged, invalidated or circumvented, or to the extent it does not allow us to compete effectively, our business will suffer. To the extent that countries do not enforce our intellectual property rights or to the extent that countries require compulsory licensing of intellectual property upon which we rely, our future revenues and operating income will be reduced.

We are, or in the future may be, subject to substantial regulation related to quality and safety standards applicable to our products and technologies. Our failure to comply with applicable quality or safety standards could have an adverse effect on our business, financial condition or results of operations.

Our products are subject to regulation related to quality and safety standards, including safety certification and evaluation to specific safety standards depending on the product type, region and country. Products certified by a NRTL, such as UL, Intertek Testing Lab (ETL) or Canadian Standards (CSA), bear a certification mark signifying that the product complies with the requirements of the product safety standard. UL Standards are used for evaluation of U.S. products, CSA Standards for Canada and IEC (International Electrotechnical Commission) Standards for European countries. We use UL as our main third-party NRTL safety laboratory. While we have received a variety of safety certifications on our products, including UL, Underwriters Laboratories of Canada (cUL), Conformité Européenne (CE) and International Electrotechnical Commission for Electrical Equipment Certification Body (the IECEE CB scheme), we may need or desire to obtain additional certifications for new product configurations, which will increase the time and costs to complete our product launches and which we may be unable to obtain within a reasonable time, or at all. In addition, certain electronic products require FCC certification, and we have obtained FCC certification on applicable products to ensure electromagnetic interference compliance. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections and other review and reporting mechanisms. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot provide any assurance that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain such certifications for our existing products.

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

We could face significant liabilities in connection with our products, technologies, and business operations, which, if incurred beyond any insurance limits, would adversely affect our business and financial condition.

We are subject to a variety of potential liabilities connected to our product and technology development and business operations, such as potential liabilities related to environmental risks and our e-commerce sales. As a business that markets products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we have obtained insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions, and results of operations could be materially adversely affected.

We may be subject to legal claims against us or claims by us that could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation or claims related to our products and technologies, e-commerce sales, intellectual property, customers, employees, stockholders, distributors and sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits, our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. We may not have adequate resources in the event of a successful claim against us, and insurance may not be available in sufficient amounts or at all to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

We have limited product distribution experience for our Sky Technologies products and we expect to rely on third parties, who may not successfully sell our products and technologies.

Our ability to increase our customer base, achieve broader market acceptance of our products and technologies, grow our revenue and achieve and sustain profitability will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities, both for our Sky Technologies products and products distributed through our e-commerce websites. We have limited product distribution experience for our Sky Technologies products and currently rely, and plan to rely primarily, on product distribution arrangements with third parties. We also rely on product distribution arrangements for sales of products sold on our e-commerce websites. As a result, our future revenues will depend on the success of the efforts of these third parties. We may also license our technology to certain third parties for commercialization of certain applications relating to our Sky Technologies products. We expect to enter into additional distribution agreements and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. In addition, we may have limited or no control over the distribution activities of these third parties. These third parties could sell competing products and technologies and may devote insufficient sales efforts to our products and technologies. We are also subject to the risks of distributors and resellers encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk, for example, if they are unable to pay for their purchases, or ongoing disruptions in business, such as from natural disasters.

We will rely on third parties maintaining open marketplaces to distribute our mobile application. If such third parties interfere with the distribution of our application, our business would be adversely affected.

We will rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, to make the mobile application controlling our products and technologies available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We will also depend on these third-party marketplaces to enable us and our users to update our mobile application timely, and to incorporate new features, integrations, and capabilities. We will be subject to requirements imposed by such marketplaces, which may change their technical requirements or policies in a manner that adversely impacts the way in which we or third parties collect, use and share data from users through our mobile application. If we do not comply with these requirements, we could lose access to the mobile application marketplace and users, and our business, results of operations, and financial condition may be harmed.

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

Although not legally required to do so, we strive to obtain certifications for substantially all our Sky Technologies products, both in the United States, and, where appropriate, in jurisdictions outside the United States. For instance, we may seek certification of our products from UL, United Laboratories for Canada (cUL) and Conformité Européenne (CE). Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products and technologies or that, if certification standards are amended, we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products and technologies, our net sales might be adversely affected if such an amendment or implementation were to occur.

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

Other factors could have a material adverse effect on our future profitability and financial condition.

Many other factors can affect our profitability and financial condition, including:

●	changes in, or interpretations of, laws and regulations, including changes in accounting standards and taxation requirements;
●	changes in the rate of inflation, interest rates and the performance of investments held by us;
●	changes in the creditworthiness of counterparties that transact business with us;
●	changes in business, economic and political conditions, including: war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action; natural disasters; public health crises; the cost and availability of insurance due to any of the foregoing events or other unforeseen events; labor disputes, strikes, slow-downs or other forms of labor or union activity; and pressure from third-party interest groups;
●	changes in our business and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates and opportunities existing now or in the future;
●	difficulties related to our information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, or interruption of these systems;
●	changes in credit markets impacting our ability to obtain financing for our business operations; or
●	legal difficulties, any of which could preclude or delay commercialization of products or technologies or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions and issues regarding compliance with any governmental consent decree.

Risks Related to Our Operations

Our actual operating results may differ significantly from guidance provided by our management.

From time to time, the Company may release guidance in its earnings releases, earnings conference calls, or otherwise, regarding its future performance that represent management’s estimates as of the date of release. This guidance, if released, would include forward-looking statements, and would be based on projections prepared by the Company’s management. The Company’s guidance will not be prepared with a view toward compliance with published accounting and reporting guidelines, and neither its registered public accountants nor any other independent expert or outside party will compile or examine the projections and, accordingly, no such person will express any opinion or any other form of assurance with respect thereto. Guidance will be based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and are based upon specific assumptions with respect to future business decisions, some of which will change. The Company will generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that the Company would release guidance would be to provide a basis for the Company’s management to discuss its business outlook with analysts and investors. The Company will not accept any responsibility for any projections or reports published by analysts. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by the Company will not materialize or will vary significantly from actual results. Accordingly, the Company’s guidance will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from the Company’s guidance and the variations may be material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on any such guidance. Any failure to successfully implement the Company’s operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different from its guidance, and such differences may be adverse and material.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political and economic environment and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the way we operate our business in ways we cannot currently anticipate.

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

In addition, there has been increased focus from regulatory authorities, investors and other stakeholders on companies’ environmental, social and governance (“ESG”) policies and practices, including corporate citizenship and sustainability. Public interest and legislative pressure related to public companies’ ESG practices continues to grow; for example, the SEC has adopted rules requiring climate-related disclosures and included in its regulatory agenda potential rulemaking on corporate diversity. Furthermore, there exists certain “anti-ESG” sentiment among some individuals and governments, and several states have enacted or proposed “anti-ESG” policies or legislation, which may conflict with other laws and regulations. Compliance with ESG-related rules and regulations could increase compliance burdens and associated regulatory costs, as well as enhance the risk of claims and regulatory actions, which could adversely impact our reputation and our efforts to raise capital, including as a result of public regulatory sanctions.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

Global financial markets have recently experienced, because of, among other factors, geopolitical conditions, increasing inflation and interest rates, currency exchange rates, labor shortages and supply chain disruptions and constraints, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, inflationary factors, such as increases in interest rates, government regulations, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Our general business strategy and ability to raise capital may be adversely affected by any economic downturn or recession, volatile business environment or continued unpredictable and unstable market conditions. Deterioration in the equity and credit markets may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our strategic plans. In addition, there is a risk that one or more of our current service providers and other partners could go out of business, including as a result of difficult economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, which has resulted in decreased or volatile stock prices for many companies, notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to geopolitical conditions and other political, regulatory and market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

As of December 31, 2023, our cash and cash equivalents were approximately $22.4 million, including restricted cash. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since December 31, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. For instance, in March 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank. While the Company did not have any direct exposure to these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers’ parts, to access cash, cash equivalents or investments. Furthermore, our stock price has declined, and may decline in the future, as a result of the volatility of the stock market and any general economic downturn.

Conditions in Israel, including Israel-Hamas war, may adversely affect our operations, which could negatively impact our revenues and cash flows.

With a number of our individuals working on the development of our product offerings located in Israel, our business and operations are directly affected by economic, political, geopolitical, and military conditions affecting Israel.

In October 2023, Israel declared war against Hamas. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. In addition, clashes between Israel and Hezbollah in Lebanon have increased. These conflicts, as well as actions that could be taken in the future by NATO, the United States, the United Kingdom, the European Union or Israel’s neighboring states and other countries, have created global security concerns that may result in a greater or lasting regional conflict. To date, our operations have not been adversely affected by this situation. However, the individuals working on developing and improving our product offerings are not only within the range of rockets from the Gaza Strip, but also within the range of rockets that can be fired from Lebanon, Syria or elsewhere in the Middle East. If hostile action or hostilities otherwise disrupt our Israeli operations, our ability to improve timely our product offerings could be materially and adversely affected. In addition, several hundred thousand Israeli reservists were drafted to perform immediate military service. If individuals working on improving our product offerings are called for service in the current war with Hamas, we expect such persons would be absent for an extended period. As a result, our operations may be disrupted by such absences, which could materially and adversely affect our business and results of operations. In addition, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and our business.

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

The efficient operation of our business is dependent on our information technology systems, some of which may need enhancement, updating and replacement. We rely on these systems generally to manage day-to-day operations, manage relationships with our customers and maintain our research and development data and our financial and accounting records. Despite our implementation of security measures, our internal computer systems, and those of our third-party manufacturers, information technology suppliers and other contractors, vendors and consultants upon which we rely, experience from time to time, and are vulnerable to damage from computer viruses, criminal cyberattacks, security incidents due to employee or service provider error, insider attacks, natural disasters, terrorism, war, telecommunication and electrical failures, phishing or denial-of-service attacks, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems as needed, or any compromise of the integrity or security of the data we generate from our information technology systems could have a material adverse effect on our results of operations, disrupt our business and product and technology development and make us unable, or severely limit our ability, to respond to customer demands. Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our information technology systems involve the storage of our confidential information and trade secrets, as well as our customers’ personal and proprietary information, in our equipment, networks and corporate systems. Security breaches expose us to the risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may result in a combination of significant legal and financial exposure, increased remediation and other costs, theft and/or unauthorized use or publication of our trade secrets and other confidential business information, loss of funds, damage to our reputation and a loss of confidence in the security of our products, technologies, services and networks that could have an adverse effect upon our business. While we take steps to prevent unauthorized access to our corporate systems, the techniques used by criminals to obtain unauthorized access to sensitive data continue to evolve and become more sophisticated change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures, and future cyberattacks could go undetected and persist for an extended period of time. Furthermore, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers. Further, the risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyberattacks have become more prevalent and harder to detect and fight against. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Any breach or failure of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our consultants, vendors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation.

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

We outsource substantially all of the infrastructure relating to our cloud solution to third-party hosting services, such as Amazon Web Services (“AWS”). Customers of our cloud-based solutions need to be able to access our platform at any time, without interruption or degradation of performance, and, in some cases, we need to provide them with service-level commitments with respect to uptime. Our cloud-based solutions depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, revenues, results of operations or cash flows. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyberattacks, natural disasters, such as fires, floods, severe storms, or earthquakes, power loss, telecommunications failures, terrorist or other attacks, public health crises and other similar events beyond our control could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

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

We also incur costs in order to comply with cybersecurity or data privacy regulations or with requirements imposed by business partners. Data privacy and cybersecurity laws in the United States and internationally are constantly changing, and the implementation of these laws has become more complex. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products and technologies we offer. These laws may impose stringent data protection requirements and provide for penalties for noncompliance. To comply with current or newly enacted laws, we may be subject to increased costs as a result of continually evaluating and modifying our policies and processes and adapting to new requirements that are or become applicable to us. For instance, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.

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

Natural disasters, geopolitical events, and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.

Natural disasters and other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, public health crises, geopolitical conditions, acts or threats of war or terrorism, international conflicts, such as the Russia-Ukraine war and Israel-Hamas war, power outages, fires, explosions, equipment failures, sabotage, political instability and the actions taken by governments could cause damage to or disrupt our business operations, or those of our manufacturers or our customers, and could create economic instability. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third party information technology and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could increase our costs, result in physical damage to or destruction or disruption of properties used in connection with the manufacture of our products, the lack of an adequate workforce in part or all of our operations, supply chain disruptions and data, utility and communications disruptions. In addition, these events could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. Any of these developments could have a material and adverse effect on our business, financial condition, and results of operations.

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of new regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change. For example, the SEC recently adopted new disclosure requirements relating to climate change. In addition, California recently passed a series of climate disclosure bills, which may lead to other states proposing climate-related regulations that require additional climate-related disclosures. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, fees, or restrictions on certain activities for us our manufacturers, our suppliers, or our customers. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, and reduced emission allowances or additional restrictions on production or operations, as well as increased indirect costs resulting from our manufacturers, suppliers or customers that get passed on to us. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition.

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

Our stock price has been, and is likely to continue to be, volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of companies. The market price for our common stock may be influenced by many factors, including, in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the following:

●	our ability to successfully launch, and gain market acceptance of, our smart products and technologies;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our research and development, marketing efforts, strategic initiatives, or other areas;
●	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the lighting, home décor and smart home sectors;
●	conditions in the financial markets in general or changes in general economic conditions; and
●	novel and unforeseen market forces and trading strategies.

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

The conversion of outstanding convertible notes or exercise of outstanding warrants into shares of common stock could materially dilute our stockholders.

As of March 21, 2024, we had $1.1 million and $10.35 million aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at $15.00 and $2,70 per share, respectively, and warrants to purchase 2,063,522 shares of our common stock outstanding at an exercise price ranging from $2,70 to $18.00 per share. The conversion price of the notes or exercise price of the warrants may be less than the market price of our common stock at the time of conversion or exercise and may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate or exercise rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 3,916,671 shares of common stock. If all the outstanding warrants are exercised for shares of common stock, we would be required to issue an aggregate of 2,063,522 shares of common stock. If we issue any or all of these shares, the ownership of our stockholders will be diluted.

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

Our executive officers, directors, principal stockholders, and their affiliates exercise significant influence over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors, 5% holders and their affiliates beneficially own, in the aggregate, approximately 39% of our outstanding common stock, as of March 21, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of other investors, and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring, or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Market and economic conditions may negatively impact on our business, financial condition and share price.

Concerns over inflation, high interest rates, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and labor and supply shortages have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns or recessions, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings, if any, to support operations and to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders in the foreseeable future.

Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

As a Florida corporation, we are subject to certain provisions of the Florida Business Corporation Act that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. Our articles of incorporation and bylaws also contain other provisions which could have anti-takeover effects. These provisions include, without limitation, the authority of our board of directors to designate and issue shares of preferred stock, including to fix the relative rights and preferences of the preferred stock without the need for any stockholder vote or approval; the requirement of a majority stockholder vote to remove directors from office or, if for cause, by a majority of the board of directors; and limitations on who may call special meetings of stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Organizations in our industry are frequently confronted with a broad range of cybersecurity threats, ranging from uncoordinated, individual attempts to gain unauthorized access to an organization’s information technology (“IT”) environment to sophisticated and targeted cyberattacks sponsored by foreign governments and criminal enterprises. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats, a cybersecurity incident could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data, personal identifiable information, and other confidential or proprietary data (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include remediation and restoration costs, reputational damage, litigation with third parties, and diminution in the value of our investment in research and development, which in turn could adversely affect our competitiveness and results of operations. Accordingly, cybersecurity is an important part of our Enterprise Risk Management (“ERM”) program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach.

The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are integrated into the Company’s risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology. The Company has established controls and procedures, including an Incident Response Plan, that provide for the identification, analysis, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In particular, the Company’s Incident Response Plan (i) is designed to identify and detect information security threats through various mechanisms, such as through security controls and third-party disclosures, and (ii) sets forth a process to (a) analyze any such threats detected within the Company’s IT environment or within a third-party’s IT environment, (b) contain cybersecurity threats under various circumstances, and (c) better ensure the Company can recover from cybersecurity incidents to a normal state of business operations. The Company has established and maintains other incident response and recovery plans that address the Company’s response to a cybersecurity incident.

As part of its cybersecurity program, the Company deploys measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including firewalls, anti-malware, intrusion prevention and detection systems, identity and access controls, software patching protocols, and physical security measures. The Company periodically assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents, including by assessing current threat intelligence, conducting tabletop exercises, and vulnerability and security testing,. The Company has a process to report material results of such testing and assessments to the board, and periodically adjusts the Company’s cybersecurity program based on these exercises. The Company engages third parties to conduct part of such testing The Company identifies and oversees cybersecurity risks presented by third parties and their systems from a risk-based perspective The Company also conducts cybersecurity training for employees (including mandatory training programs for system users).

Many of the Company’s IT systems operate with a hosted architecture or by third-party service providers, and if these third-party IT environments fail to operate properly, our systems could stop functioning for a period of time, which could put our users at risk. Accordingly, our ability to keep our business operating is highly dependent on the proper and efficient operation of IT service providers, and our vendor management process is an important part of our risk mitigation strategy. In particular, we obtain reports from our vendors handling sensitive data as to their efficacy and efficiency in managing cybersecurity issues and follow-up with them on any potential or actual issues. Notwithstanding, if there is a catastrophic event, such as an adverse weather condition, natural disaster, terrorist attack, security breach, or other extraordinary event, the Company, and our service providers, may be unable to provide our products or services for the duration of the event and/or a time thereafter.

Considering the pervasive and increasing threat from cyberattacks, the board and the audit committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks. The audit committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the audit committee or the full board regularly on their assessment of the Company’s cybersecurity program and risks. Both the audit committee and the full board will receive regular reports from its senior management on cybersecurity risks, timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Our board has risk management experience. We hire consultant and third parties to conduct our threat assessments and supplement the monitoring of such threats by utilizing online data tools.

In addition, the Company’s information security and/cybersecurity program is managed by our Chief Technology Officer (“CTO”) a, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CTO provides periodic reports to our audit committee as well as our Co-Chief Executive Officers and Chief Financial Officer and other members of our senior management as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our CTO, Mr. Eliran Ben-Zikri served in the one of the most elite computer units of the Israeli Defense Force and has over 10 years of experience in the cloud technology, previously holding senior positions in leading Israeli technology companies, including eToro and SimilarWeb.

As of the date of this report, the Company is not aware of risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

We lease office space in Sacramento, California, Johns Creek, Georgia, Miami, Florida, Pompano Beach, Florida, New York, New York, and Guangdong Province, China. We anticipate moving our principal executive offices from Pompano Beach, Florida to Miami, Florida during 2024. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-K, we were not a party to any material legal matters or claims. Legal proceedings are inherently uncertain and, as a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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

Holders

As of March 21, 2024, there were approximately 197 holders of record of our common stock. This number does not include beneficial owners whose shares may be held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

The following is a summary of issuances of unregistered securities during the fourth quarter of 2023, to the extent not previously disclosed in a Current Report on Form 8-K filed by the Company: 53,764 shares of restricted shares of common stock were granted pursuant to agreements regarding services provided to the Company.

During the first quarter of 2024, 393,703 shares of restricted shares of common stock were granted pursuant to agreements regarding services provided to the Company.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, the Company withheld 3,785 shares of common stock, at a price per share of $1.72, to satisfy tax withholding obligations due upon the vesting of a restricted stock grant. We did not pay cash to repurchase these shares, nor was this repurchase part of a publicly announced plan or program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2023 – October 31, 2023 —	—	$—	—	—
November 1, 2023 – November 30, 2023	3,785	1.72	—	—
December 1, 2023 – December 31, 2023	—	—	—	—
Total	3,785	$ 1.72	—	—

(1) Includes shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Form 10-K. This discussion and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-K.

Overview

We have a series of advanced-safe-smart platform technologies. Our first-and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023, and expect additional products, including the Sky Smart Platform, to be available in 2024. We hold over 96 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Inflation continued to increase during 2023 and is expected to continue to increase during 2024. Inflationary factors, such as increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results and we may not be able to offset increased costs with increased sales price per unit, particularly as we continue to work toward commercial manufacturing and sale of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the foreseeable future (especially if inflation rates continue to rise). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, employee availability and wage increases. In addition, the Israel-Hamas war may adversely impact our operations in the near future. We have a number of developers working in Israel. If such individuals are called for service or this war escalates regionally, it may create work interruptions leading to longer periods between releases of offering improvements and increased costs.

On April 28, 2023, we completed our acquisition (the “Closing”) of all of the issued and outstanding shares of Belami, an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings. We expect these 60 websites will serve as a marketing and growth platform for our smart products and should provide several distribution channels, including to retail customers, builders, and professionals. For additional information regarding the Acquisition, see “Item 1. Business—Overview-E-Commerce.”

Results of Operations

Years Ended December 31, 2023 and 2022

	For the year ended December 31,
			Increase/	Increase/
	2023	2022	(Decrease) $	(Decrease) %

Revenue	$58,785,762	$32,022	58,753,740	NM
Cost of revenues	40,749,913	18,913	40,731,000	NM
Gross profit	18,035,849	13,109	18,022,740	NM

Selling and marketing expenses	18,805,069	7,991,487	10,813,582	135%
General and administrative expenses	37,055,986	18,646,804	18,409,182	99%
Total expenses	55,861,055	26,638,291	29,222,764	108%
Operating loss	(37,825,206)	(26,625,182)	11,200,024	42%

Other income / (expense)
Interest expense, net	(3,109,307)	(589,009)	2,520,298	NM
Gain on extinguishment of debt	1,201,857	178,250	(1,023,607)	NM

Total other income (expense), net	(1,907,450)	(410,759)	1,496,691	NM

Net loss	(39,732,656)	(27,035,941)	12,696,715	47%

NM: Not meaningful

Revenue

The increase in revenues during 2023, when compared to 2022, is primarily due to revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that revenues will be higher in 2024 than in 2023, primarily resulting from revenues from Belami, which was acquired in April 2023, and the sale of our advanced and smart products.

Cost of Revenues

The cost of revenues consists primarily of costs associated with selling the products marketed by Belami. The increase in cost of revenues during 2023 when compared to 2022, is primarily due to costs associated with revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that cost of revenues will increase in 2024 compared to 2023, commensurate with an anticipated increase in revenues.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The increase in selling and marketing expenses during 2023 when compared to 2022 is primarily due to such expenses following the acquisition of Belami aggregating $11.1 million during 2023.

We believe that our selling and marketing expenses will be higher during 2024 when compared to 2023 as we continue to invest to support our anticipated growth and now includes such expenses related to Belami’s operations following its acquisition.

General and Administrative Expenses

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The increase in general, and administrative expenses during 2023 when compared to 2022 was primarily due to the following:

●	Increase in general and administrative expenses following the acquisition of Belami aggregating $8 million

●	Increase of depreciation and amortization expenses of $2.0 million primarily related to increase in intangibles acquired during the second quarter of 2023 and right-of-use assets acquired during the third quarter of 2022.

●	Increase in consideration due to General Electric of $1.4 million, pursuant to agreements negotiated in November 2023.

●	Loss from subsequent measurement of inventory of $1.3 million recognized during 2023.

We believe that our operating expenses may be higher during 2024 when compared to 2023 as we continue to invest to support our anticipated growth and now includes such expenses related to Belami’s operations following its acquisition.

Other Income (Expense)

The increase in interest expense during 2023 when compared to 2022 is primarily due to interest imputed pursuant to operating lease liabilities and debt which were entered into the latter part of 2022 and convertible debt (including amortization of debt discount, which were entered into the first quarter of 2023. The debt discount is related to inducements the Company granted to holders of convertible debt.

The variations in gain on extinguishment debt is due to two separate non-recurring transactions: the forgiveness of the PPP loan recognized during 2022 and a gain on forgiveness of debt in April 2023 as the debt forgiven to a lender exceeded the consideration we paid.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had $22.4 million and $16.8 million in cash and cash equivalents, restricted cash, and investments in debt securities, respectively.

We have raised additional funds through the sale of our common stock and securities convertible into our common stock and issuance of debt, including completing our initial public offering in February 2022 for gross proceeds of $23.1 million and engaging in private placements and offerings during, 2023 of a combination of convertible notes payable and shares of our common stock aggregating $19.6 million.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three months ended December 31, 2023, we issued 783,374 shares of common stock under such program for net proceeds of $1,228,000, net of brokerage fees and legal expenses of approximately $25,000. In aggregate, from the start of the ATM offering program through December 31, 2023, we sold 4,359,832 shares of common stock, generating approximately $9.4 million of proceeds, net of brokerage fees and legal expenses of $604,000. As of March 21, 2024, we had the remaining capacity to issue shares of common stock with a consideration of up to $6.5 million under the offering program.

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

During April and May 2023, the Company repaid in full approximately $6.2 million due to a lender by issuing 574,713 shares of the Company’s common stock and paying $2.0 million in cash. The Company also obtained an aggregate $6.5 million in revolving lines of credits and a term loan with two financial institutions during 2023. The lines of credit mature in 2024 and the term loan matures in 2026.

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

On February 10, 2023, we entered into a Managed Client Agreement and, as subsequently amended (as amended, the “Office Management Agreement”) with RGN-MCA Miami II, LLC (“Spaces”), having a term commensurate with the Miami lease, pursuant to which Spaces will manage one floor of the Miami office for the Company, renting co-working office spaces and providing support services, following completion of the office construction. The Office Management Agreement is subject to final approval by the landlord under the Miami lease. The Company will receive net revenues from the rentals, after deducting up to 16% in platform and management fees and certain operating expenses. The Company projects to receive net revenues to offset a significant portion of the costs of the Miami lease.

We owe approximately $11.5 million under fixed rate obligations as of December 31, 2023. In addition, we owe GE certain minimum royalty payments under a license agreement which amounted to $3.9 million as of December 31, 2023.

49

2023

During 2023, we used $13.0 million in our operating activities, which consisted of our net loss of $38.0 million adjusted for non-cash equity compensation of $18.0 million as well as an increase of accounts payable and accrued expenses of $5.5 million. We are managing our accounts payable based on vendor terms.

Our net cash provided by investing activities amounted to $3.2 million and consisted primarily of disposition of debt securities of $7.6 million offset by cash used to acquire Belami, net of acquired cash of $4.2 million.

We generated $22.7 million in financing activities, of which $19.6 million was generated from a combination of issuance of convertible notes and proceeds from issuance of shares of common stock at the market.and $6.5 million proceeds from lines of credit lines term loan and offsetting term loan repayment of debt of $3.4 million.

2022

During 2022, we used $13.8 million in our operating activities, which consisted of our net loss of $527.0 million adjusted for non-cash equity compensation of $13.9 million.

We used $8.1 million in our investing activities, which primarily consisted of purchase of debt securities of $7.4 million.

We generated $20.9 million in financing activities, which consisted primarily of proceeds from the issuance of our shares of common stock of $23.1 million.

Going Concern

The Company’s liquidity’s sources include $22.4 million in cash and cash equivalents and $3.1 million of working capital. However, the Company has a history of recurring operating losses and its net cash used in operating activities amounted to $13.0 million and $13.8 million during 2023 and 2022, respectively. The Company has also generated net cash provided by financing activities of $22.7 million and $20.9 million during 2023 and 2022, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by continuing to support its continued growth by decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generating cash provided by financing activities through it’s at the market offering or other equity or debt financing means.

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

	For the year ended December 31,
	2023	2022
Net loss	$(39,732,656)	$(27,035,941)
Share-based payments	17,977,252	13,959,795
Interest expense	3,109,307	589,009
Depreciation, amortization	2,885,856	883,231
Transaction costs	516,601	-
EBITDA, as adjusted	$(15,283,640)	$(11,603,906)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2023, contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023 and 2022, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officers and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (the COSO Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

2024 Annual Meeting of Stockholders

The Company’s 2024 Annual Meeting of Stockholders is scheduled to be held on July 10 2024. Stockholders of record as of May 15, 2024 will be entitled to receive notice of, and vote at, the annual meeting.

Note Extensions

On March 31, 2024, the Company entered into an amendment to three of its previously issued subordinated convertible balloon promissory notes (the “promissory notes”) aggregating $575,000 with certain holders of such promissory notes. The amendment extends the maturity date of each respective promissory note to May 16, 2025, increases the interest rate to ten percent (10%) per year starting January 1, 2024 and adjusts the conversion price to $3.00 per share. No other terms of the promissory notes were changed. Each of Leonard J. Sokolow, Co-Chief Executive Officer and a director of the Company, John P. Campi, Co-Chief Executive Officer of the Company, and an investor entered into an amendment to his or its respective promissory note. The amendment is effective as of the original maturity date of the respective note. The Company’s Board of Directors approved the amendment. The issuance of the notes was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Convertible Notes Issued to Belami Sellers

On March 29, 2024, the Company and the Sellers entered into a letter agreement modifying certain obligations under the Stock Purchase Agreement, dated February 6, 2023, between the Company and the Sellers of Belami. In connection with the letter agreement, the Company issued convertible promissory notes to each of the Sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the Sellers on the first anniversary of the Closing, or April 28, 2024. Each Seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal becoming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock. The Seller Notes include customary events of default accelerating maturity, including a breach of the Company’s covenants, representations and warranties under the Stock Purchase Agreement and a change of control of Belami. The letter agreement further provides that the Company will perform all other obligations arising on the first anniversary of the Closing, including issuance of shares of common stock due to Sellers, and that on such date the non-fundamental representations and warranties expire, and the Company will release $750,000 held in escrow. The issuance of the notes was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Commission Termination Agreement

On March 29, 2024, Mr. Campi and Ms. Barron each entered into a commission termination agreement with the Company, terminating the incentive compensation-related provisions in their employment agreements and agreeing no amounts would be paid pursuant to such provisions for prior periods.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our executive officers and directors, and each such person’s age as of March 21, 2024.

Name	Age	Position(s)
Rani R. Kohen	58	Executive Chairman, Director
John P. Campi	79	Co-Chief Executive Officer
Leonard J. Sokolow	67	Co-Chief Executive Officer, Director
Marc-Andre Boisseau	59	Chief Financial Officer
Steven M. Schmidt	70	President
Patricia Barron	63	Chief Operations Officer
Nancy DiMattia	63	Director
Gary N. Golden	69	Director
Efrat L. Greenstein Brayer	61	Director
Thomas J. Ridge	78	Director
Dov Shiff	76	Director

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

John P. Campi has served as our Co-Chief Executive Officer since September 2023. He previously served as our Chief Executive Officer from November 2014 to September 2023 and as our Chief Financial Officer through December 31, 2021. Mr. Campi founded Genesis Management, LLC in 2009, and retired in 2014 upon accepting the role of our Chief Executive Officer. Mr. Campi has extensive experience in the field of cost management, is recognized as a founder of the strategic cost-management discipline known as Activity-Based Cost Management and has extensive experience in the field of supply chain management. From December 2007 to December 2008, Mr. Campi served as the Chief Procurement Officer and an Executive Vice President for Chrysler, where he was responsible for all worldwide purchasing and supplier quality activities. From September 2003 to January 2007, Mr. Campi served as the Senior Vice President of Sourcing and Vendor Management for The Home Depot, Inc., where he led the drive for standardization and optimization of The Home Depot, Inc.’s global supply chain. From April 2002 to September 2003, Mr. Campi served as the Chief Procurement Officer and Vice President for DuPont Global Sourcing and Logistics. Prior to 2002, Mr. Campi led the Global Sourcing activities for GE Power Energy and held a variety of positions with Federal Mogul, Parker-Hannifin Corporation and PricewaterhouseCoopers. Mr. Campi previously served on the board of Trustees of Case Western Reserve University and has been appointed an Emeriti Trustee. Mr. Campi also has served as a member of the advisory board of directors for three startup companies and has served as a Member of the Financial Executives Institute and the Institute of Management Accountants. Mr. Campi received his MBA from Case Western Reserve University. Mr. Campi has extensive executive and advisory experience with established and startup companies, as well as in cost-management and supply chain management.

Leonard J. Sokolow has served as Co-Chief Executive Officer of the Company since September 2023 and as a director of the Company since November 2015. Mr. Sokolow previously served in various roles at Newbridge Financial, Inc. and its subsidiaries, including as Chief Executive Officer and President of Newbridge Financial, Inc. from January 2015 through August 2023; as Chief Executive Officer of Newbridge Financial Inc.’s broker-dealer subsidiary, Newbridge Securities Corporation, and Chief Executive Officer of Newbridge Financial, Inc.’s registered investment adviser subsidiary, Newbridge Financial Services Group, Inc., from July 2022 through August 2023; and as Chairman of Newbridge Securities Corporation from January 2015 through July 2022. Mr. Sokolow previously served in a variety of roles at vFinance, Inc., a publicly traded financial services company, including as Chairman of the board of directors from January 2007, a member of the board of directors from November 1997 and Chief Executive Officer from January 2007 through July 2008, when it merged into National Holdings Corporation, a publicly traded financial services company. Mr. Sokolow also served as President of vFinance, Inc. from January 2001 through December 2006. From July 2008 until July 2012, Mr. Sokolow was President of National Holdings Corporation, and from July 2008 until July 2014, he was Vice Chairman of the board of directors of National Holdings Corporation. From July 2012 until December 2014, Mr. Sokolow was a consultant and partner at Caribou LLC, a strategic advisory services firm. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund Inc., a closed-end management investment company, from 1994 to 1998. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc., a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick.

Mr. Sokolow has served on the board of directors of Consolidated Water Co. Ltd., a publicly traded developer and operator of advanced water supply and treatment plants and water distribution systems, since June 2006, where he currently serves as Chairman of the Audit Committee and as a member of the Nominations and Corporate Governance Committee. In addition, Mr. Sokolow has served on the board of directors of Vivos Therapeutics, Inc., a publicly traded medical technology company focused on developing and commercializing innovative diagnostic and treatment methods for patients suffering from breathing and sleep issues arising from certain dentofacial abnormalities, since June 2020, where he currently serves as Chairman of the Audit Committee and as a member of the Nominating and Corporate Governance Committee, and on the board of directors of Agrify Corporation, a publicly traded provider of innovative cultivation and extraction solutions for the cannabis industry, since December 2021, where he currently serves as a member of the Audit Committee and the Compensation Committee. Mr. Sokolow previously served on the board of directors of, and as Chairman of the Audit Committee for, Marquee Energy Ltd. (formerly Alberta Oilsands Inc.), a then publicly traded energy company. Our board believes Mr. Sokolow’s qualifications to serve as a member of our board include his extensive experience in the financial industry and in strategic planning, mergers, acquisitions, securities, and corporate development advisory services, his service on other public company boards and his history of executive leadership in developing and operating businesses.

Marc-Andre Boisseau has served as our Chief Financial Officer and as our principal financial officer and principal accounting officer since January 1, 2022. Mr. Boisseau is a partner of Boisseau, Felicione & Associates Inc., which provides advisory and tax services for public and private companies in a variety of industries and which he founded in February 2002. Among other positions, Mr. Boisseau served at Citrix Systems, Inc., a publicly-traded software development company, as Corporate Controller from 1995 to December 1999 and as Principal Accounting Officer from March 1997 to December 1999, and as a senior auditor at Ernst & Young. Mr. Boisseau is a Certified Public Accountant.

Steven M. Schmidt has served as our President since June 2021 and has served as a consultant to the Company since August 2019. Mr. Schmidt formed Schmidt Family Investments LLC, which invests in early stage companies, in May 2017, of which he is the sole principal. Mr. Schmidt previously served in a variety of roles at Office Depot, Inc., an office supply retailer, from July 2007 through May 2016, including as Executive Vice President and President, International from November 2011 to May 2016, Executive Vice President, Corporate Strategy and New Business Development from July 2011 until November 2011 and President, North American Business Solutions from July 2007 until November 2011. Prior to joining Office Depot, Inc., Mr. Schmidt spent 11 years with the ACNielsen Corporation, a marketing research firm, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.

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

Nancy DiMattia has served as a director of the Company since February 2022. Ms. DiMattia has served as Chief Financial Officer of Island Stone North America, a manufacturer and supplier of natural stone and man-made tiles, since October 2022. Ms. DiMattia previously served as Senior Vice President and Chief Financial Officer of Tile Shop Holdings, Inc., a publicly traded specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories, from September 2019 until January 2022, where she continued to serve in an advisory capacity through March 2022. She also previously provided consulting services to Tile Shop Holdings, Inc. from July 2019 until September 2019. Before joining Tile Shop Holdings, Inc., Ms. DiMattia gained over twenty-five years of experience in financial reporting and accounting processes in positions of increasing responsibility at Virginia Tile Company, a provider of ceramic, porcelain, glass and natural stone tiles, most recently serving as the Corporate Controller from 2005 until March 2019. During her tenure at Virginia Tile Company, she was responsible for establishing sound financial management, promoting effective internal accounting controls, developing and leading highly competent accounting teams, and maintaining a documented system of accounting policies and procedures. Our board believes Ms. DiMattia’s qualifications to serve as a member of our board include her retail industry experience, including her experience overseeing retail-related information technology measures and working with a customer base that includes architects and designers, and financial expertise, including managing audits, internal controls and mergers and acquisitions.

Gary N. Golden has served as a director of the Company since February 2022. Since June 2023, Mr. Golden has served as the Chief Financial Officer of Media Culture, a brand response media agency. Mr. Golden was previously employed at vcfo, which offers fractional CFO and human resources services to clients who require advisors they could trust to guide them through major changes, from April 2022 through May 2023. During 2021, Mr. Golden served as interim Chief Financial Officer of ADB Companies, which provides strategy, design, execution and program management services for the communication, utility, and technology industries. Prior to that, during 2021, Mr. Golden served as a project manager and professional services contractor for MMC Group, Inc., which offers full-service workforce solutions, and as interim controller at SportClips Haircuts. During 2020, he served as a special project auditor for WebsterRogers LLP, a South Carolina-based accounting and consulting firm that provides a broad spectrum of assurance, tax and advisory services. From 2013 to 2019, Mr. Golden served as Chief Financial Officer at NBG Home, an affiliate of Nielsen & Bainbridge, LLC and one of the largest home decor manufacturing companies and importers globally. From 2008 to 2013, Mr. Golden served as Chief Financial Officer and Professional Services Contractor for MMC Group, Inc. Mr. Golden has served in a variety of other financial and operational roles, including as Vice President, Controller of Kinko’s Inc., Senior Vice President and Corporate Controller of Blockbuster, Inc., and in controller and internal audit roles at Fuqua Industries and Qualex, Inc. Mr. Golden is a licensed Certified Public Accountant and began his career at Arthur Andersen & Inc. Our board believes Mr. Golden’s qualifications to serve as a member of our board include his financial expertise, including his status as an “audit committee financial expert,” and his experience in the home goods and lighting industry.

Efrat L. Greenstein Brayer has served as a director of the Company since February 2022. Ms. Greenstein Brayer currently serves as Co-Founder and Chief Executive Officer of Merkavah Inc. (d/b/a Ezzree), which provides online emotional and spiritual support care services, and has been principal attorney of the law office of Laura Greenstein since 2000, where she provides services as a corporate finance attorney. Ms. Greenstein Brayer previously served as a contract attorney with Holland & Knight LLP from 2006 through 2012, as associate counsel at Bank Hapoalim B.M. from 1996 through 2000, as an associate at Rogers & Wells (later acquired by Clifford Chance LLP) from 1993 through 1996, and as an associate at Haight, Gardner, Poor & Havens (later acquired by Holland & Knight LLP) from 1988 through 1993. Ms. Greenstein Brayer has also served as an officer or director of several private companies. Our board believes Ms. Greenstein Brayer’s qualifications to serve as a member of our board include her corporate law expertise and her experience founding and serving as Chief Executive Officer of a private company, including her experience with customer service and technology innovation.

Governor Thomas J. Ridge has served as a director of the Company since June 2013. Mr. Ridge founded and has served at Ridge Global, LLC, a global strategic consulting company and provider of insurance and risk transfer solutions, since July 2006, where he currently serves as Chairman of the board and Chief Executive Officer and previously served as President. In 2014, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cybersecurity. In April 2010, Mr. Ridge became a partner of Ridge Policy Group, a bipartisan, full-service government affairs and issue management group. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from September 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security.

Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania, from 1995 to 2001, and served as a member of the U.S. House of Representatives from January 1983 until January 1995. Mr. Ridge previously served as a member of the board of directors of The Hershey Company, a global confectionery leader, from November 2007 to May 2018, Advaxis, Inc., a then publicly traded clinical-stage biotechnology company, from August 2015 to March 2018, and LifeLock, Inc., a then publicly traded provider of identity theft protection, from March 2010 to February 2017, until its merger with a subsidiary of Symantec Corporation, as well as several other public companies. Mr. Ridge serves as Co-Chair of the Bipartisan Commission on Biodefense, as Chairman Emeritus of the board of the National Organization on Disability, and as a member of board of trustees of the Center for the Study of the Presidency, among other private organizations. Our board believes Mr. Ridge’s qualifications to serve as a member of our board include his vast experience in both government and industry, his service on other public and private company boards and his expertise in risk management and cybersecurity.

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

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each member of each standing committee of our board of directors qualifies as an independent director in accordance with the listing standards of Nasdaq. Our board of directors may from time to time establish other committees; for example, the board of directors has established a business strategy and development committee, which consists of Rani R. Kohen, Leonard J. Sokolow, and Nancy DiMattia.

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

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq listing rules. Our board of directors has determined that Mr. Golden qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of Nasdaq listing standards. In making this determination, our board of directors considered Mr. Golden’s prior experience, business acumen and independence. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation Committee

Our compensation committee consists of Ms. Greenstein Brayer, Ms. DiMattia, and Mr. Golden, who is the chair of the compensation committee. The functions of the compensation committee include:

●	annually reviewing our overall compensation policy as it applies to our employees generally, and the corporate goals and objectives relevant to compensation of the Executive Chairman, Chief Executive Officer and our other executive officers;

●	reviewing and approving or recommending to the board of directors the compensation of our executive officers;

●	reviewing and approving or recommending to the board of directors our incentive compensation plans and equity-based plans;

●	reviewing and recommending to the board of directors the compensation of our non-management directors;

●	reviewing the executive compensation disclosures and, if and when required, preparing the compensation committee report required by SEC rules to be included in our annual proxy statement or Form 10-K, as applicable;

●	overseeing risks relating to our compensation policies, practices and procedures;

●	reviewing and overseeing the application of the Company’s policy for clawback, or recoupment, of incentive compensation;

●	reviewing our strategies related to human capital management, including talent acquisition, development and retention, diversity and inclusion and corporate culture; and

●	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

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

Each member of our nominating and governance committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires all persons subject to such reporting requirements to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us that no other reports were required, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with during the fiscal year ended December 31, 2023, except as follows: a Form 4 filed by Patricia Barron on August 9, 2023, reporting the August 4, 2023 grant of restricted stock units, and related withholding of shares for taxes, and grant of stock options; a Form 4 filed by Dov Shiff on October 10, 2023, reporting the September 30, 2023 issuance of restricted stock paid in lieu of the cash retainer payable for service on the board, pursuant to the non-employee director compensation program; and a Form 4 to be filed by Thomas J. Ridge reporting the conversion of preferred stock into common stock on May 1, 2023 and the June 30, 2023, September 30, 2023 and December 31, 2023 issuances of restricted stock paid in lieu of the cash retainer payable for his service on the Board, pursuant to the non-employee director compensation program.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Overview

Our “named executive officers” for the year ended December 31, 2023 were:

●	John P. Campi, Co-Chief Executive Officer (since September 12, 2023; previously, Chief Executive Officer);
●	Leonard J. Sokolow, Co-Chief Executive Officer (since September 12, 2023; previously a non-employe director of the Company)
●	Rani R. Kohen, Executive Chairman;
●	Marc-Andre Boisseau, Chief Financial Officer;
●	Steven M. Schmidt, President; and
●	Patricia Barron, Chief Operations Officer.

Our executive compensation program reflects our continued growth and development-oriented focus. We recognize that our ability to excel depends on the knowledge, skill and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement, and teamwork that rewards commitment and performance and is responsive to the needs of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, include to align our compensation program with our corporate strategies, financial objectives and the long-term interests of our stockholders; retain and reward executives whose knowledge, skills and performance ensure our continued success; and ensure that total compensation is fair, reasonable and competitive. The compensation received by our named executive officers is based primarily on their experience and knowledge as well as their responsibilities and individual contributions to the Company.

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

Executive Compensation Program Components

Base Salary

Executive officer base salaries are based on job responsibilities and individual contributions and are designed to attract and retain employees over time. Each of our named executive officers (other than Mr. Schmidt) receives a base salary set forth in an employment agreement entered into with the Company, and the board has the discretion to review and adjust each applicable named executive officer’s base salary. Mr. Campi, Mr. Kohen, Ms. Barron and Mr. Boisseau received an annual base salary of $150,000, $300,000, $150,000, and $144,000, respectively, during 2023. Pursuant to the employment agreement that the Company entered into with Mr. Sokolow at the time of his appointment as Co-Chief Executive Officer on September 12, 2023, Mr. Sokolow receives a base salary of $160,000 per year. For his services on the board of directors during the portion of 2023 prior to his appointment as Co-Chief Executive Officer, Mr. Sokolow was paid pursuant to the Company’s non-employee Director Compensation Program (defined below), which is described below under the heading “Director Compensation.”

Incentive and Bonus Compensation

Each named executive officer’s employment agreement also provides for the receipt of incentive and/or bonus compensation, which may be paid annually in cash and/or stock. These incentive compensation and bonus awards are designed to focus our executive officers on our business objectives of growing our business, including increasing our revenue and income.

Mr. Sokolow will receive a minimum bonus every six months during the term of his employment agreement equal to $40,000 in cash or stock, as elected by Mr. Sokolow, and is eligible to receive a performance-based bonus, payable in equity and/or cash, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. Mr. Kohen is eligible to receive annual incentive compensation based on our annual gross revenue, which may be paid in cash, stock and/or options, as well as supplemental bonus compensation of performance-based stock options to purchase up to 17,000,000 shares of common stock at an exercise price ranging between $4.00 and $12.00 per share, determined based on the achievement of specified market capitalizations of the Company, and the potential to receive further options based on the achievement of additional specific market capitalizations of the Company, as described further below under “Agreements with Named Executive Officers.”. Mr. Schmidt is eligible to receive a stock bonus of 20,000 shares that will be payable upon achievement of certain sales program goals, and he may be eligible to receive additional bonus compensation as determined by the Company. Mr. Boisseau is eligible to receive performance-based compensation in the form of a bonus, payable in equity and/or cash, as determined by the compensation committee, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. The actual incentive and/or bonus compensation earned by each of our named executive officers during our most recent fiscal year is set forth in the “Summary Compensation Table” below.

Other Equity Compensation and Awards

Our executive officers may also receive equity awards under our 2021 Stock Incentive Plan (the “2021 Plan”). We use equity awards to align the interests of our named executive officers with those of our stockholders. We believe that equity awards, such as stock options, restricted share units (“RSUs”) and non-vested restricted stock, encourage our named executive officers to focus on our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

Pursuant to his employment agreement, on September 12, 2023, Mr. Sokolow received (i) 450,000 RSUs, 120,000 of which vested on the date of grant, 300,000 of which will vest in six semi-annual installments of 50,000, beginning on March 12, 2024, and 30,000 of which will vest on March 12, 2027; and (ii) five-year stock options to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $1.58 per share, 120,000 of which vested on the date of grant, 300,000 of which will vest in six semi-annual installments of 50,000, beginning on March 12, 2024, and 30,000 of which will vest on March 12, 2027, in each case subject to continuous employment through the applicable vesting date.

During 2023, the compensation committee granted certain equity awards and a cash bonus award to Mr. Boisseau. On April 5, 2023, Mr. Boisseau received 120,000 RSUs and five-year stock options to purchase up to 120,000 shares of the Company’s common stock at an exercise price of $3.28 per share, in each case vesting in three equal annual installments beginning on the grant date, subject to continued employment through the applicable vesting date. In addition, on October 19, 2023, Mr. Boisseau received 7,993 RSUs that vested in full on November 15, 2023, and 25,000 RSUs that vest in two equal installments on February 15, 2024 and May 15, 2024, subject to Mr. Boisseau’s continuous employment through the applicable vesting date. In October 2023, the compensation committee also approved the payment of a discretionary cash bonus of $50,000 to Mr. Boisseau, of which $25,000 was immediately payable and $12,500 will be payable on each of February 15, 2024 and May 15, 2024. Mr. Boisseau additionally elected to receive certain equity awards in cash, resulting in an additional $25,000 cash bonus payment to Mr. Boisseau, which was paid in November 2023.

On August 4, 2023, the compensation committee granted to Ms. Barron 100,000 RSUs and five-year stock options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $2.08 per share, in each case vesting in four equal annual installments beginning on the grant date, subject to continued employment through the applicable vesting date.

In addition to the equity incentive and supplemental bonus awards granted during fiscal 2023 as described above, pursuant to the Chairman Agreement (as defined below), effective January 1, 2022, Mr. Kohen was granted five-year options to purchase 1,020,000 shares of common stock, which have an exercise price of $12.00 per share, vest as to 340,000 shares on each of January 1, 2023, 2024 and 2025, and expire January 1, 2027.

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

We also grant equity-based sign-on bonuses when necessary and appropriate to advance our and our stockholders’ interests, including to attract or retain top executive-level talent. Mr. Kohen’s Chairman Agreement provided for a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $12.00 per share, which was granted effective January 1, 2022 and vested in full on January 1, 2023. Mr. Boisseau’s agreement provided for a signing bonus consisting of (1) 10,000 shares of restricted common stock, which vested in four equal installments as of the end of each quarter in 2022, and (2) a three-year stock option to purchase 10,000 shares of common stock, which vested in four equal installments at the end of each quarter in 2022, and which were both granted effective March 11, 2022. Those options have an exercise price of $12.34 per share.

Benefits and Perquisites

We offer health insurance to our full-time employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. For instance, Mr. Kohen is eligible to receive a $1,000 per month vehicle allowance, pursuant to the Chairman Agreement. On occasion, the Company pays travel expenses for family members and guests of named executive officers, to accompany named executive officers on trips for business purposes such as trade shows and other events.

Summary Compensation Table

The following table sets forth summary compensation information for the named executive officers and includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non- Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John P. Campi	2023	150,000	—	—	—	—	—	150,000
Co-Chief Executive Officer	2022	150,000	—	—	—	90	—	150,090
Leonard J. Sokolow	2023	49,129	—	269,170	22,396	—	112,126	452,821
Co-Chief Executive Officer
Rani R. Kohen	2023	300,000	—	—		293,962	62,436	656,398
Executive Chairman	2022	300,000	—	—	2,419,539	90	28,496	2,748,125
Marc-Andre Boisseau	2023	144,000	50,000	249,117	81,706	—	—	524,823
Chief Financial Officer	2022	144,000	—	123,400	6,611	—	—	274,011
Patricia Barron	2023	150,000	—	73,429	23,617	—	11,633	258,679
Chief Operations Officer	2022	150,000	—	—	—	90	17,409	167,499
Steven M. Schmidt(5)	2023	—	—	—	—	—	—	—
President	2022	—	—	—	—	—	—	—

(1)	The value of stock awards and options in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”). The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 12 to our consolidated financial statements for the year ended December 31, 2023.
(2)	During 2023: (i) Mr. Boisseau received 152,993 RSUs and options to purchase 120,000 shares of common stock at an exercise price of $3.28 per share; (ii) Ms. Barron received 100,000 RSUs and options to purchase 100,000 shares of common stock at an exercise price of $2.08 per share; and (iii) Mr. Sokolow received 450,000 RSUs and a stock option to purchase 450,000 shares common stock at an exercise price of $1.58 per share, in addition to 26,615 shares of common stock and stock options to purchase up to 17,500 shares of common stock at an exercise price of $3.28 per share, granted pursuant to our Director Compensation Program for his service as a non-employee director prior to his appointment as our Co-Chief Executive Officer, which are also reported in this table. For more information regarding equity awards granted to our named executive officers during fiscal 2023 and 2022, see “Executive Compensation Program Components—Other Equity Compensation and Awards” above.
(3)

Non-Equity Incentive Plan Compensation reflects incentive compensation and commission payable pursuant to each individual’s respective employment agreement, typically as a percent of the Company’s net revenue or sales earned, and in each case as described below under “Agreements with Named Executive Officers.”

In March 2024, Mr. Campi and Ms. Barron each entered into a commission termination agreement, terminating the incentive compensation-related provisions in their employment agreements and agreeing no amounts would be paid pursuant to such provisions for prior periods.

(4)	On occasion, the Company pays travel and lodging expenses for family members and guests of named executive officers, to accompany named executive officers on trips for business purposes such as road shows and other events. There was no incremental cost associated with family member travel that required disclosure in the Summary Compensation Table.
(5)	Pursuant to the Schmidt Agreement (as defined below), Mr. Schmidt’s receives equity compensation for his services to the Company and is eligible to receive additional bonus compensation as determined by the Company, as described below under “Agreements with Named Executive Officers.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2023:

	Option Awards								Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) Not exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)*	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
John P. Campi	120,000		—		—	$6.00		9/1/2024	—		—	—	—
Leonard Sokolow	150,000		—		—	$0.60		11/15/2025	—		—	—	—
	150,000		—		—	$3.00		4/19/2027	—		—	—	—
	150,000		—		—	$4.00		4/19/2027	—		—	—	—
	100,000		—		—	$3.00		1/1/2024	—		—	—	—
	100,000		—		—	$12.00		1/1/2025	—		—	—	—
	100,000		—		—	$12.00		12/31/2025	—		—	—	—
	100,000		—		—	$12.00		12/31/2026	—		—	—	—
	17,500		—		—	$12.34		3/11/2027	—		—	—	—
	13,124		4,376	(1)	—	$3.28		4/5/2028	—		—	—	—
	120,000		330,000	(2)	—	$1.58		9/12/2028	—		—	—	—
	—		—		—	—		—	10,084	(3)	$16,134	—	—
	—		—		—	—		—	330,000	(2)	$528,000	—	—
Rani R. Kohen(5)	1,000,000	(4)	—		—	$0.60		11/15/2025	—		—	—	—
	1,140,000	(4)	—		—	$6.00		9/1/2024	—		—	—	—
	1,500,000	(4)(5)	—		—	$3.00	(5)	11/21/2024	—		—	—	—
	500,000	(4)(5)	—		—	$4.00	(5)	11/21/2024	—		—	—	—
	1,000,000	(4)(5)	—		—	$6.00	(5)	11/21/2024	—		—	—	—
	460,000	(4)(6)	680,000	(6)	—	$12.00	(6)	1/1/2027	—		—	—	—
Marc-Andre Boisseau	10,000		—		—	$12.34		3/11/2025	—		—	—	—
	40,000		80,000	(7)	—	$3.28		4/5/2028	—		—	—	—
	—		—		—	—		—	105,000	(8)	$168,000	—	—
Patricia Barron	200,000		—		—	$0.60		11/15/2025	—		—	—	—
	150,000		—		—	$1.20		11/15/2025	—		—	—	—
	150,000		—		—	$1.80		11/15/2025	—		—	—	—
	50,000		—		—	$3.00		4/19/2027	—		—	—	—
	50,000		—		—	$4.00		4/19/2027	—		—	—	—
	100,000		—		—	$6.00		9/1/2024	—		—	—	—
	25,000		75,000	(9)	—	$2.08		8/4/2028	—		—	—	—
	—		—		—	—		—	75,000	(9)	$120,000	—	—
Steven M. Schmidt	60,000		—		$0.10		(10)	10/1/2024	—		—	—	—
	60,000		—		—	$6.00	(10)	10/1/2024	—		—	—	—
	75,000		25,000	(11)	—	$12.00	(11)	6/1/2026	25,000	(12)	$40,000	—	—

* Based on the closing stock price of our common stock of $1.60 on December 29, 2023, the last trading day of the 2023 fiscal year.

(1)	These options were granted pursuant to the Director Compensation Program and vest in twelve equal monthly installments beginning on April 30, 2023.

(2)	These options and RSUs vest as follows: 300,000 will vest in six semi-annual installments of 50,000, beginning on March 12, 2024, and 30,000 will vest on March 12, 2027.

(3)	On November 9, 2022, the Company entered into the Advisory Agreement (as defined below) with Newbridge Securities Corporation, pursuant to which Newbridge Securities Corporation agreed to provide financial and general corporate advisory services to the Company. Pursuant to the Advisory Agreement, the Company agreed to issue to affiliates of Newbridge Securities Corporation an aggregate of 200,000 restricted shares of the Company’s common stock, which vest on the following schedule: 50,000 shares on November 9, 2022 and 50,000 shares on each of the six-, 12- and 18-month anniversaries of such date. Mr. Sokolow received 40,333 of the restricted shares, of which 10,084 were unvested as of December 31, 2023 and will vest on May 9, 2024. In the event the Advisory Agreement is terminated prior to its expiration, any shares that have not vested as of such date will be forfeited.

(4)	These options were granted pursuant to executive chairman agreements entered into with Mr. Kohen.

(5)	Pursuant to Mr. Kohen’s chairman agreement, Mr. Kohen was granted the following supplemental bonus options as it was determined that the applicable performance conditions had been satisfied: (i) options to purchase 1,500,000 shares of common stock at an exercise price of $3.00 per share; (ii) options to purchase 500,000 shares of common stock at an exercise price of $4.00 per share; and (iii) options to purchase 1,000,000 shares of common stock at an exercise price of $6.00 per share. These options were exercisable as of the date of grant and expire November 21, 2024. Pursuant to the chairman agreement, Mr. Kohen has the following options as supplemental bonus compensation, subject to the Company achieving the specified market capitalization: (i) options to purchase 500,000 shares of common stock at $4.00 per share, upon the Company achieving each of the following market capitalizations: $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at $5.00 per share, upon the Company achieving each of the following market capitalizations: $2.5 billion and $3.0 billion; (iii) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $1.5 billion and $2.0 billion; (iv) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (v) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. Mr. Kohen also received supplemental bonus compensation such that, in the event the Company achieves a $10.0 billion valuation, for each valuation increase of $1.0 billion up to $30.0 billion Company valuation, Mr. Kohen will receive an option to purchase 500,000 shares at an exercise price of $12.00 per share.

(6)	These options vest as follows: 460,000 vested on January 1, 2023 and 340,000 will vest on each of January 1, 2024 and 2025.

(7)	These options vest in equal annual installments on each of April 5, 2024 and 2025.

(8)	Of these RSUs, 80,000 vest in in equal annual installments on each of April 5, 2024 and 2025 and 25,000 vest in equal installments on February 15, 2024 and May 15, 2024.

(9)	These options and RSUs vest in three equal annual installments on each of August 4, 2024, 2025 and 2026.

(10)	Options to purchase 60,000 shares have an exercise price of $0.10 per share and options to purchase an additional 60,000 shares have an exercise price of $6.00 per share.

(11)	These options vest on June 1, 2024 and have an exercise price of $12.00 per share.

(12)	Mr. Schmidt’s employment agreement provides for an annual grant of 25,000 shares of common stock with the last installment vesting on June 1, 2024.

Agreements with Named Executive Officers

John P. Campi (Co-Chief Executive Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with John Campi, then its Chief Executive Officer and Chief Financial Officer (the “Campi Agreement”), which superseded Mr. Campi’s previous employment agreement effective September 1, 2016. Effective September 2023, Mr. Campi began serving under the Campi Agreement as Co-Chief Executive Officer. The Campi Agreement provided for an initial term of one year, which expired August 31, 2020. The term may be, and has been, renewed by the mutual agreement of Mr. Campi and the Company. Subject to other customary terms and conditions of such agreements, the Campi Agreement provides that Mr. Campi will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; and (ii) a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020;. Mr. Campi was previously eligible to receive an incentive compensation consisting of (a) a cash component, paid on an annual basis, equal to (x) 0.25% of the Company’s annual gross revenue and (y) 3.0% of the Company’s annual net income, and (b) a stock option component, consisting of five-year options to purchase shares of common stock in an amount equal to 0.5% of the Company’s quarterly net income, the exercise price of which will be determined at the time such options are granted. In March 2024, Mr. Campi entered into a commission termination agreement, terminating the incentive compensation-related provisions in his employment agreements and agreeing no amounts would be paid pursuant to such provisions for prior periods Mr. Campi is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of his duties.

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

Leonard J. Sokolow (Co-Chief Executive Officer)

In connection with his employment as Co-Chief Executive Officer, the Company and Mr. Sokolow entered into an employment agreement, effective as of September 12, 2023 (the “Sokolow Agreement”). Pursuant to the Sokolow Agreement, Mr. Sokolow will receive a base salary of $160,000 per year, subject to annual review and adjustment by the compensation committee, and a minimum bonus every six months during the term of the Sokolow Agreement equal to $40,000 in cash or stock, as elected by Mr. Sokolow. In addition, Mr. Sokolow will be eligible to receive a performance-based bonus, payable in equity and/or cash, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. Subject to the compensation committee’s approval, the Company and Mr. Sokolow may agree on an annual bonus structure (in addition to the minimum bonus described above) based on performance metrics and other criteria, and such bonus payments could be a combination of stock, stock options, and cash.

Pursuant to the Sokolow Agreement, on September 12, 2023, the compensation committee granted to Mr. Sokolow (i) 450,000 RSUs, 120,000 of which vested on the date of grant, 300,000 of which will vest in six semi-annual installments of 50,000, beginning on March 12, 2024, and 30,000 of which will vest on March 12, 2027; and (ii) five-year stock options to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $1.58 per share, 120,000 of which vested on the date of grant, 300,000 of which will vest in six semi-annual installments of 50,000, beginning on March 12, 2024, and 30,000 of which will vest on March 12, 2027, in each case subject to continuous employment through the applicable vesting date. The awards were granted pursuant to the terms and conditions of the 2021 Plan and applicable equity award agreements.

Mr. Sokolow is also entitled to receive expense reimbursement for reasonable expenses, approved in writing by the Company, incurred in the performance of his duties. He is entitled up to four weeks of vacation per year and to participate in the Company’s benefit programs for executive employees. The Sokolow Agreement also contains non-competition and non-solicitation covenants and provides for severance under certain circumstances as described in the Sokolow Agreement. In particular, in the event the Company terminates Mr. Sokolow’s employment for any reason other than for Disability or Cause (as such terms are defined in the Sokolow Agreement), the Company gives notice of nonrenewal of the Sokolow Agreement, or if Mr. Sokolow terminates his employment for Good Reason (as defined in the Sokolow Agreement), the Company will provide the following benefits: (i) severance pay equal to six months of Mr. Sokolow’s ending annual base salary, minus withholdings, (ii) a gross amount equal to six months of the cost of Mr. Sokolow’s monthly health insurance premium for him and his eligible dependents (if any), conditioned on Mr. Sokolow electing to continue health insurance coverage through COBRA, and (iii) the portions of Mr. Sokolow’s RSU and stock option awards that are due to vest during six months following his termination date will vest on their respective vesting dates.

The Sokolow Agreement has a three-year term, with automatic renewal annually following the initial three-year term for an additional one year unless terminated by either party by providing at least 30-days’ written notice prior to the end of the then term.

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

Subject to other customary terms and conditions of such agreements, the Chairman Agreement provides that Mr. Kohen will receive: (i) a base salary of $300,000 per year commencing January 1, 2022 (an increase from $250,000 per year under the 2019 Chairman Agreement), which will be increased by the Company in the event the Company has a significant cash raise; (ii) annual equity compensation consisting of options to purchase 1,020,000 shares of common stock at an exercise price of $12.00 per share, which vest in three equal annual installments on each of January 1, 2023, 2024 and 2025 (subject to certain exceptions) and have a five-year term; (iii) a sign-on bonus stock option to purchase 120,000 shares of common stock at an exercise price of $12.00 per share, which vested in its entirety on January 1, 2023 and has a five-year term; (iv) supplemental bonus compensation of stock options to purchase up to 6,000,000 shares of common stock at an exercise price ranging between $6.00 and $8.00 per share, determined based on the achievement of specified market capitalizations of the Company, as described further below, which have a five-year term; (v) supplemental bonus compensation such that, in the event the Company achieves a $10.0 billion valuation, for each valuation increase of $1.0 billion up to $30.0 billion Company valuation, Mr. Kohen will receive an option to purchase 500,000 shares at an exercise price of $12.00 per share; (vi) supplemental bonus compensation of stock options to purchase up to 4,000,000 shares of common stock at an exercise price ranging between $3.00 and $5.00 per share, determined based on the achievement of specified market capitalizations of the Company, as provided by the previous chairman agreement and described further below; and (vii) incentive compensation equal to 0.5% of the Company’s gross revenue, which will be paid in cash, stock and/or options on an annual basis. In the event the Company exceeds a $30.0 billion valuation, the Company and Mr. Kohen will negotiate a mutually acceptable amendment to the Chairman Agreement.

Mr. Kohen is eligible for the following supplemental bonus compensation under the Chairman Agreement (in addition to the supplemental bonus compensation described in clause (v) above): (i) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $500.0 million, $1.0 billion, $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (iii) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. Mr. Kohen additionally remains eligible to receive the following supplemental bonus compensation, pursuant to the prior chairman agreement: (i) options to purchase 500,000 shares of common stock at $3.00 per share, upon the Company achieving each of the following market capitalizations: $300.0 million, $500.0 million and $750.0 million; (ii) options to purchase 500,000 shares of common stock at $4.00 per share, upon the Company achieving each of the following market capitalizations: $1.0 billion, $1.5 billion and $2.0 billion; and (iii) options to purchase 500,000 shares of common stock at $5.00 per share, upon the Company achieving each of the following market capitalizations: $2.5 billion and $3.0 billion. Of these, as of December 31, 2023, the following have vested: (i) options to purchase 1.5 million shares at an exercise price of $3.00 per share, (ii) options to purchase 500,000 shares at an exercise price of $4.00 per share; and (iii) options to purchase 1.0 million shares at an exercise price of $6.00 per share.

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

Patricia Barron (Chief Operations Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer (the “Barron Agreement”), which superseded Ms. Barron’s previous employment agreement effective July 1, 2016. The Barron Agreement provided for an initial term of one year, which term may be, and has been, renewed by the mutual agreement of Ms. Barron and the Company. Subject to other customary terms and conditions of such agreements, the Barron Agreement provides that Ms. Barron will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; (ii) a sign-on bonus of a stock option to purchase 100,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020. Ms Barron was previously eligible to receive cash incentive compensation equal to 0.25% of the Company’s net revenue, payable on an annual or quarterly basis. In March 2024, Ms. Barron entered into a commission termination agreement, terminating the incentive compensation-related provisions in her employment agreements and agreeing no amounts would be paid pursuant to such provisions for prior periods. Ms. Barron is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of her duties.

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

Stock Incentive Plans

2021 Stock Incentive Plan

The 2021 Plan was adopted by our board of directors in December 2021 and approved by our stockholders in February 2022 and became effective February 9, 2022 (the “Effective Date”). The 2021 Plan is the successor to the Company’s 2018 Stock Incentive Plan (as amended and restated, the “2018 Plan”), and no further awards may be granted under the 2018 Plan after the Effective Date. The following provides a summary of the 2021 Plan.

Eligibility and Types of Awards

The 2021 Plan authorizes the grant of equity-based compensation awards to those employees of, and consultants to, the Company and its subsidiaries who are selected by the compensation committee, and the 2021 Plan also authorizes the compensation committee to grant awards to non-employee directors of the Company. Awards under the 2021 Plan may be granted in the form of stock options, stock appreciation rights (sometimes referred to as “SARs”), restricted shares, RSUs, and other share-based awards.

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

Restricted Share Units

The compensation committee may grant or sell RSUs to participants under the 2021 Plan. RSUs constitute an agreement to deliver shares (or an equivalent value in cash) to the participant at the end of a specified restriction period and/or upon the achievement of specified performance objectives, subject to such other terms and conditions as the compensation committee may specify, consistent with the provisions of the 2021 Plan. RSUs are not common shares and do not entitle the recipients to any of the rights of a stockholder. RSUs will be settled in cash, shares or a combination of cash and shares. Each RSU award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms and conditions as the compensation committee may determine, which may include restrictions based upon the achievement of performance objectives.

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

Dividend Equivalents

As determined by the compensation committee in its discretion, RSUs and other share-based awards may provide the participant with a deferred and contingent right to receive dividend equivalents, either in cash or in additional shares. Any such dividend equivalents will be accumulated or deemed reinvested until such time as the underlying award becomes vested (including, where applicable, vesting based on the achievement of performance objectives). No dividend equivalents may be granted with respect to shares underlying any stock option or SAR.

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

Compensation Recovery Policy

Awards granted under the 2021 Plan are subject to forfeiture or recoupment pursuant to the Company’s Compensation Recovery Policy.

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

2018 Stock Incentive Plan (as Amended and Restated)

The board of directors initially approved the 2018 Plan on April 26, 2018, and in each of August 2019 and November 2021, the board of directors approved the amendment and restatement of the 2018 Plan. Prior to the effectiveness of the 2021 Plan, the Company, acting through the board, or the applicable committee, was authorized to grant stock options, restricted stock awards, deferred bonus awards, deferred stock awards and performance share awards. In connection with the effectiveness of our 2021 Plan, no further awards will be granted under the 2018 Plan. However, all outstanding awards under the 2018 Plan will continue to be governed by their existing terms.

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

Compensation Recovery Policy

During 2023, the board of directors adopted the Company’s Compensation Recovery Policy to comply with SEC and Nasdaq Stock Market rules for the clawback of certain executive compensation in the event that we are required to prepare a restatement of our financial statements due to material noncompliance with any financial reporting requirement under the securities laws. In the event of such a restatement, the Compensation Recovery Policy provides that the compensation committee will cause the Company to promptly recover any erroneously awarded incentive-based compensation received by any covered executive officer during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement. Covered executive officers include both current and former executive officers, and incentive-based compensation includes any compensation that is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure. Financial reporting measures are those that are determined and presented in accordance with the accounting principles used in preparing our financial statements, and any measures that are derived wholly or in part from such measures. The amount required to be recovered under the Compensation Recovery Policy in the event of an accounting restatement generally will equal the amount of incentive-based compensation received by the covered executive officer that exceeds the amount of such compensation that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid. The Compensation Recovery Policy is effective with respect to covered incentive-based compensation received by a covered executive officer on or after October 2, 2023. The full text of the Compensation Recovery Policy is attached to this Annual Report as Exhibit 97.

DIRECTOR COMPENSATION

Director Compensation

Our board of directors approved a program for non-employee director compensation (the “Director Compensation Program”) in March 2022, and the board of directors amended the Director Compensation Program in March 2023. Under the Director Compensation Program, for service on our board, non-employee directors receive an annual cash retainer of $30,000, paid in quarterly installments. Directors may elect to have the cash retainer paid in the form of shares of common stock.,. For 2023, shares were granted on the last day of each quarter, with the number of shares granted determined based on the opening price per share of common stock on Nasdaq on the last day of the quarter. For 2024, all shares will be granted on December 31, 2024, with the number of shares granted to be determined based on the opening price per share of common stock on Nasdaq on such date.

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

For service as a member of the Audit Committee, Compensation Committee and/or Nominating and Corporate Governance Committee, non-employee directors each receive an additional annual grant of (i) 3,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 3,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly installments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

For service as the Chair of the Audit Committee, Compensation Committee and/or Nominating and Corporate Governance Committee, non-employee directors each receive an additional annual grant of (i) 2,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 2,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly installments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

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

Non-employee directors also receive reimbursement of reasonable out-of-pocket expenses for attending meetings and carrying out duties as board members.

Director Compensation Table

The following table summarizes the compensation paid to each non-employee director who served during the fiscal year ended December 31, 2023. All compensation earned by Messrs. Kohen and Sokolow during 2023 has been reported in the “Summary Compensation Table” above under “Executive Compensation.”

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Nancy DiMattia	—	116,531	25,902	—	—	—	142,433
Gary N. Golden	30,000	59,040	19,572	—	—	—	108,612
Efrat L. Greenstein Brayer	30,000	52,480	17,443	—	—	—	99,923
Thomas J. Ridge	—	46,010	6,400	—	—	—	52,410
Dov Shiff	—	46,010	6,400	—	—	—	52,410

(1)	The table reflects the grant date fair value, as computed in accordance with Topic 718, of the restricted share awards and options granted to directors in 2023. The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 12 to our consolidated financial statements for the 2023 fiscal year. All stock options reported in the table above were granted with an exercise price of $3.28 per share and vest in twelve equal monthly installments beginning on April 30, 2023.

There were no unvested stock awards held by non-employee directors as of December 31, 2023. The total number of unexercised option awards (vested and unvested) held by our non-employee directors as of December 31, 2023 was as follows: Ms. DiMattia, 34,500 options; Mr. Golden, 28,000 options; Ms. Greenstein Brayer, 25,000 options; Mr. Ridge, 610,000 options; and Mr. Shiff, 110,000 options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our issued and outstanding common stock as of March 21, 2024 for:

●	each of our named executive officers;

●	each of our directors;

●	all of our executive officers and directors as a group; and

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes securities that the individual or entity has the right to acquire, such as through the exercise of issued stock options or warrants, vesting of RSUs or conversion of convertible notes, within 60 days of March 21, 2024. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

The percentage of beneficial ownership is based on 96,870,902 shares of common stock issued and outstanding as of March 21, 2024. Shares of our common stock that are subject to options or warrants exercisable, RSUs vesting, or notes convertible within 60 days of March 21, 2024 are deemed to be outstanding for computing the percentage ownership of the person holding such options, warrants, RSUs and/or notes and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

Except as otherwise indicated below, the address of each beneficial owner is c/o SKYX Platforms Corp., 2855 W. McNab Road, Pompano Beach, Florida 33069.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner[	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Stock
Greater than 5% Stockholders
Dov Shiff, Director(1)	15,133,859	15.6%
Rani R. Kohen, Executive Chairman and Director(2)	15,199,970	14.8%
Motek 7 SQL LLC(3)	6,118,004	6.3%
Strul Associates Limited Partnership(4)	6,023,534	6.1%

Directors and Named Executive Officers (not otherwise included above)
John P. Campi, Co-Chief Executive Officer(5)	924,352	*
Leonard J. Sokolow, Co-Chief Executive Officer, Director(6)	1,475,177	1.5%
Marc-Andre Boisseau(7)	182,970	*
Steven M. Schmidt, President(8)	298,843	*
Patricia Barron, Chief Operations Officer(9)	837,841	*
Nancy DiMattia, Director(10)	92,770	*
Gary N. Golden, Director(11)	56,000	*
Efrat L. Greenstein Brayer, Director(12)	50,000	*
Thomas J. Ridge, Director(136)	1,598,770	1.6%
All directors and current executive officers as a group (11 persons)(15)	35,850,552	33.8%

*	Represents beneficial ownership of less than one percent.

(1)	Based on a Form 4 and Schedule 13D/A filed by Mr. Shiff on January 3, 2024 and October 10, 2023, respectively. Includes 13,274,618 shares of common stock held by DZDLUX s.a.r.l., of which Mr. Shiff is a controlling person; 235,712 shares of common stock held by Shiff Group Assets Ltd., of which Mr. Shiff is a controlling person; 1,458,529 shares of common stock held directly by Mr. Shiff; and 40,000 shares held by Mr. Shiff’s spouse. Also includes 85,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 and 40,000 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Shiff Group Investments Ltd., of which Mr. Shiff is the President and Chief Executive Officer. As a result of his positions at DZDLUX s.a.r.l, Shiff Group Assets Ltd. and Shiff Group Investments Ltd., Mr. Shiff may be deemed to be the beneficial owner of the shares held by such entities and have voting and dispositive power over such shares.
(2)	Based on a Form 4 and Schedule 13D/A filed by Mr. Kohen on June 13, 2022 and July 7, 2023, respectively. Includes 16,001 shares of common stock held directly by Mr. Kohen, 9,143,969 shares of common stock held by KRNB Holdings LLC and 100,000 shares of common stock held by Mr. Kohen’s family member, as well 5,940,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024. As manager of KRNB Holdings LLC, Mr. Kohen may be deemed to be the beneficial owner of the shares held by KRNB Holdings LLC and have voting and dispositive power over such shares.
(3)	Based on a Schedule 13G filed by Motek 7 SQL LLC on February 16, 2022. As manager of Motek 7 SQL LLC, Hillel Bronstein may be deemed to be the beneficial owner of the shares held by Motek 7 SQL LLC and have voting and dispositive power over such shares. The business address of Motek 7 SQL LLC is c/o Mansfield Bronstein, PA, 500 Broward Blvd., Suite 1450, Fort Lauderdale, Florida 33394.
(4)	Includes 4,855,015 shares of common stock, 125,000 shares of common stock issuable upon exercise of an outstanding warrant, 1,018,519 shares of common stock underlying convertible promissory notes that are exercisable within 60 days of March 21, 2024 held by Strul Associates Limited Partnership., and 25,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 As President of Strul Associates Limited Partnership, Aubrey Strul may be deemed to be the beneficial owner of the shares held by Strul Associates Limited Partnership and have voting and dispositive power over such shares. The business address of Strul Associates Limited Partnership is 20320 Fairway Oaks Drive, #362, Boca Raton, Florida 33434.
(5)	Includes 797,685 shares of common stock, 120,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 and 6,667 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Campi.
(6)	Includes 469,136 shares of common stock held by Mr. Sokolow, 10,084 shares of unvested restricted stock, 955,000 shares of common stock underlying stock options held by Mr. Sokolow that are exercisable within 60 days of March 21, 2024, 16,667 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Sokolow, and 24,290 shares of common stock issuable upon exercise of warrants held by Mr. Sokolow.
(7)	Includes 40,470 shares of common stock, 90,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 and 52,500 RSUs that vest within 60 days of March 21, 2024 held by Mr. Boisseau.
(8)	Includes 103,843 shares of common stock, including, and 195,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 held by Mr. Schmidt.
(9)	Includes 112,841 shares of common stock and 725,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 held by Ms. Barron.
(10)	Includes 58,270 shares of common stock and 34,500 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 held by Ms. DiMattia.
(11)	Includes 28,000 shares of common stock and 28,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 held by Mr. Golden.
(12)	Includes 25,000 shares of common stock and 25,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 held by Ms. Greenstein Brayer.
(13)	Includes 1,013,770 shares of common stock and 585,000 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024 held by Mr. Ridge.
(14)	Includes 26,917,844 shares of common stock,; 8,782,500 shares of common stock underlying stock options that are exercisable within 60 days of March 21, 2024; 62,584 shares of restricted stock that vest within 60 days of March 21, 2024; 24,290 shares of common stock issuable upon the exercise of warrants; and 63,334 shares of common stock issuable upon the conversion of the principal amount of outstanding convertible notes.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2023:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	40,654,237	$6.45	7,494,553
Equity compensation plans not approved by security holders	71,441	—
Total	40,725,678	$6.45	7,494,553

(1) Includes 40,654,237 shares of common stock issuable upon exercise of stock options and RSUs granted pursuant to our stock incentive plans and to our Executive Chairman under his employment agreement, all of which were approved by our security holders, at a weighted average exercise price of $6.45 per share, which includes: (a) 4,330,000 shares of common stock issuable upon exercise of stock options granted under the 2015 Stock Incentive Plan; (b) 5,725,500 shares of common stock issuable upon exercise of stock options granted under the 2018 Plan; (c) 366,000 shares of common stock issuable upon vesting of restricted stock granted under the 2018 Plan; (d) 5,750,476 shares of common stock issuable upon exercise of stock options granted under the 2021 Plan; (d) 4,482,261 shares of common stock issuable upon vesting of RSUs granted under the 2021 Plan; and (f) 20,000,000 shares of common stock issuable to our Executive Chairman upon vesting and exercise of performance-based stock options granted to our Executive Chairman pursuant to his employment agreement, of which 3,000,000 had vested as of December 31, 2023.

(2) The 2015 Stock Incentive Plan and 2018 Plan were previously replaced and terminated by the 2018 Plan and the 2021 Plan, respectively, and, as such, no securities remained available for issuance under such plans as of December 31, 2023 and no further awards will be granted under such plans. However, all outstanding awards will continue to be governed by their existing terms. All shares available for future issuance are under the 2021 Plan.

(3) Excludes the RSUs referred to in footnote 1 because they have no exercise price.

(4) Includes 71,441 shares of common stock issuable vesting of shares of restricted stock granted by the Company’s board of directors in connection with services agreements.

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

Certain Relationships and Related Party Transactions

The following is a description of transactions or series of transactions since January 1, 2022, to which we were or will be a party, in which:

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

Notes Payable

During 2020, certain related parties entered into securities purchase agreements with the Company, pursuant to which each agreed to purchase a three-year subordinated convertible promissory note. In March 2024, certain of these related parties entered into an amendment to the note, effective as of the original maturity date of the respective note, which, among other things, extended the maturity date of the note to May 16, 2025. Subject to other customary terms, the note accrues interest at a rate of 6% per annum, or, as amended, 10% per annum effective as of January 1, 2024, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share, or, as amended, $3.00 per share. Upon notice to the holder, the Company may prepay, in whole or in part, the outstanding balance of the note at any time prior to the maturity date; provided, that the holder has the right to convert the note into shares of common stock in lieu of prepayment. Upon the occurrence of certain events of default and written notice from the holder, the note will become immediately due and payable and, until paid in full, will bear interest at a rate of 12% per annum. The following table lists the related parties, the principal amount of the note purchased, and the maturity date of the note. The Company has not paid any of the principal on the notes, except for $125,000 in principal paid in December 2023 to Sky Technology Partners, LLC .

Name of Related Party	Principal Amount Purchased	Maturity Date
Leonard J. Sokolow – Co-Chief Executive Officer and director of the Company	$250,000	May 16, 2025
Sky Technology Partners, LLC – Steven Siegelaub, a former greater than 5% holder with his affiliates, is the managing member	$300,000	May 16, 2025
Shiff Group Investments Ltd. – Dov Shiff, a director and greater than 5% holder, is the President and Chief Executive Officer	$600,000	November 3, 2023
John P. Campi – Co-Chief Executive Officer of the Company	$100,000	May 16, 2025

On each of February 6, 2023 and March 29, 2023, the Company closed the Private Placements, pursuant to which the Company issued and sold subordinated secured convertible promissory notes and warrants to purchase shares of the Company’s common stock to certain investors. Strul Associates Limited Partnership, a greater than 5% holder of the Company, purchased notes in the principal amount of $2.0 million and $750,000, respectively, and was issued warrants to purchase 125,000 shares of common stock, dated March 29, 2023. The investors in the private placement have certain registration rights. The notes mature on the fourth anniversary of the closing date and contain customary acceleration events. The principal amount of the notes is convertible at any time after the closing date, in whole or in part, at the option of the holder, into shares of common stock at an adjusted conversion price of $2.70 per share,. Interest on the notes accrues at a rate of 10% per annum. For the February 2023 note, 7% of the interest is payable quarterly in arrears in cash and 3% is payable quarterly in arrears in cash or in shares of the Company’s common stock at the note conversion price on the date the principal balance of the note is paid in full or fully converted, at the holder’s election. For the March 2023 note, all of the interest is payable quarterly in arrears in cash or in shares of the Company’s common stock at the note conversion price on the date the principal balance of the note is paid in full or fully converted, at the holder’s election. The notes are secured by substantially all of the Company’s accounts, instruments, and tangible and intangible property, which secured interest is subordinated to interests held by other parties in such collateral as of the closing date and certain future debt. The Company may prepay the entire then-outstanding principal amount of the notes at any time, plus a prepayment premium; if the Company exercises such right, the note holder may instead elect to convert the note. After the third anniversary of the closing date, the holder may require the Company to repay the outstanding principal balance and accrued interest on the notes with 30 days’ prior written notice. The warrants are exercisable for five years after the closing date and are exercisable immediately after their issuance, in whole or in part. The warrants have an adjusted exercise price of $2.70 per share. In addition, the notes and warrants contain conversion limitations providing that a holder thereof may not convert the note or exercise the warrant to the extent that, if after giving effect to such conversion or exercise, the holder or any of its affiliates would beneficially own in excess of 9.99%, as elected by the holder. The holder may increase or decrease its beneficial ownership limitation upon notice to the Company, provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Newbridge Securities Corporation

Leonard J. Sokolow, our Co-Chief Executive Officer and director, previously served in various executive roles at Newbridge Financial, Inc. and its subsidiaries, including Newbridge Securities Corporation, until September 2023.

In January 2022, the Company and Newbridge Securities Corporation entered into a termination agreement, pursuant to which three investment banking agreements previously entered into during October 2018, May 2021, and May 2021, respectively, were terminated, and the parties agreed that there are no continuing rights or obligations under such agreements, and that Newbridge Securities Corporation is not entitled to any fees or payments, in cash or otherwise, pursuant to such agreements.

On November 9, 2022, the Company entered into a corporate advisory engagement agreement (the “Advisory Agreement”) with Newbridge Securities Corporation, pursuant to which Newbridge Securities Corporation agreed to provide financial and general corporate advisory services to the Company in connection with certain investment banking matters, such as assisting with investor presentations and investor conferences, providing advice related to capital structures, capital market opportunities and asset allocation or exit strategies, and assisting with the preparation of a due diligence package for use in potential merger and acquisition, joint venture and capital raising transactions. The Advisory Agreement has a 24-month term and may be terminated by either party, at any time, upon 15 days’ prior written notice. Pursuant to the Advisory Agreement, the Company issued to affiliates of Newbridge Securities Corporation an aggregate of 200,000 restricted shares of the Company’s common stock, which vest on the following schedule: 50,000 shares of common stock on November 9, 2022 and 50,000 shares on each of the six-, 12- and 18-month anniversaries of such date. Mr. Sokolow received 40,333 of the restricted shares. In the event the Advisory Agreement is terminated prior to its expiration, any shares that have not vested as of such date will be forfeited. The common stock is subject to a six-month lock up restriction from the date the shares vest.

Bridge Line Ventures

The Company and Bridge Line Ventures, LLC Series ST-1 (“Bridge Line Ventures”), the manager of which is Bridge Line Advisors, LLC, of which Leonard J. Sokolow, our Co-Chief Executive Officer and a member of our board of directors, previously served as Chief Executive Officer and President, entered into stock purchase agreements during 2021, pursuant to which the Company issued an aggregate of 317,656 shares of common stock (including shares issued pursuant to anti-dilution provisions) and warrants to purchase 231,624 shares of common stock to Bridge Line Ventures. On September 12, 2022, Bridge Line Ventures distributed its shares of common stock and warrants to purchase common stock to its investors, pursuant to a pro rata distribution for no consideration.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2023 and December 31, 2022 by our independent auditors, M&K CPAs, PLLC:

	2023	2022
Audit Fees(1)	$96,000	$72,500
Audit-Related Fees	-	—
Tax Fees	-	—
All Other Fees	-	—
Total Fees	$96,000	$72,500

(1)	Audit fees represent amounts billed for professional services rendered for the audit and/or review of our consolidated financial statements. For 2023, includes fees related to professional services rendered in connection with the issuance of consents related to Registration Statements on Form S-3 and the audit of the financial statements of Belami, Inc. For 2022, includes audit fees for professional services rendered in relation to the review of our registration statement and other documents filed with the SEC in connection with our initial public offering and fees related to professional services rendered in connection with the issuance of a consent related to a Registration Statement on Form S-8.

Pre-Approval Policy

Pursuant to the Audit Committee Charter, the audit committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate audit committee pre-approval is not required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the audit committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimis non-audit services that are approved in accordance with applicable SEC rules. For fiscal year 2023, all services performed by our independent auditors were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Audited Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-3
Audited Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2023 and 2022	F-4
Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023 and 2022	F-5
Audited Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022	F-6
Notes to Audited Financial Statements	F-7

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibit Index

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
4.1	Description of the Company’s Registered Securities (filed herewith).
4.2	Specimen Common Stock Certificate (filed herewith).
10.1+	Form of Securities Subscription Agreement and Warrant used in 2021 Private Placements (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.2*	2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.3*	Form of Stock Option Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.4*	Form of Stock Award Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.5*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.6*	Form of Stock Option Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.7*	Form of Stock Award Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.8*	Executive Employment Agreement, dated September 1, 2019, between the Company and John P. Campi (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.9*	Consultant Agreement, dated August 20, 2019, between the Company and Steven M. Schmidt (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.10*	First Amendment to Consulting Agreement, dated June 1, 2021, between the Company and Steven M. Schmidt (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.11*	Executive Employment Agreement, dated September 1, 2019, between the Company and Patricia Barron (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.12	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.13+	Form of Stock Purchase Agreement between the Company and Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.14	Form of Common Stock Purchase Warrant issued by the Company to Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.15	Form of Securities Purchase Agreement related to Purchase of Subordinated Convertible Balloon Promissory Note, including form of Subordinated Convertible Balloon Promissory Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.16+	Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of April 13, 2020 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.17	Amendment to the Paycheck Protection Term Note, effective June 5, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.18+	Second Draw Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of February 3, 2021 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.19+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.20	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of June 24, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.21	Security Agreement, dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.22*	2021 Stock Incentive Plan (effective February 9, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.23*	Form of Nonqualified Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.24*	Form of Incentive Stock Option Agreement (2021 Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.25*	Form of Restricted Shares Award Agreement (2021 Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.26*	Form of Nonqualified Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.27*	Form of Incentive Stock Option Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.28*	Form of Restricted Shares Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.29*	Form of Restricted Share Unit Award Agreement (2021 Plan) (August 2022) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.30*	Form of Nonqualified Stock Option Agreement (2021 Plan) (April 2023) (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.31*	Form of Restricted Share Unit Award Agreement (three-year vesting) (2021 Plan) (April 2023) (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.32*	Form of Restricted Share Unit Award Agreement (one year vesting) (2021 Plan) (April 2023) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.33*	Form of Restricted Shares Award Agreement (2021 Plan) (April 2023) (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.34*	Form of Cash Retention Incentive Agreement (April 2023) (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.35*	Executive Chairman Agreement, effective as of January 1, 2022, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.36*	Chief Financial Officer Agreement, effective as of January 1, 2022, between the Company and Marc-Andre Boisseau (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.37	Representative’s Warrant, dated February 9, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.38+†	Sublease Agreement, executed as of April 28, 2022, by and between the Company and Sicart Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022).
10.39+	Lease Agreement, by and between 400 Biscayne Commercial Owner, L.P., as Landlord and the Company, as Tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).
10.40	Corporate Advisory Engagement Agreement, dated November 9, 2022, between the Company and Newbridge Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022).

10.41+	Form of Securities Purchase Agreement, dated February 6, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.42	Form of Subordinated Secured Convertible Promissory Note, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.43	Form of Common Stock Purchase Warrant, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.44+	Form of Securities Purchase Agreement, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.45	Form of Subordinated Secured Convertible Promissory Note, dated March 29, 2023 (filed herewith) (incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.46	Form of Common Stock Purchase Warrant, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.47	Letter Agreement, effective as of April 27, 2023, between SKYX Platforms Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).
10.48	Form of Closing Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.49	Form of Retained Earnings Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.50+	Promissory Note and Business Loan Agreement, dated May 1, 2023, between SKYX Platforms Corp. and First-Citizens Bank & Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
10.51	Sales Agreement by and between SKYX Platforms Corp. and The Benchmark Company, LLC, dated May 26, 2023 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.52*	Executive Employment Agreement, dated September 12, 2023, by and between SKYX Platforms Corp. and Leonard J. Sokolow (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).
10.53+	Line of Credit Promissory Note, Business Loan Agreement (Asset Based), and Commercial Security Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower and grantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.54+	Term Loan Promissory Note and Business Loan Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.55	Commercial Guaranty, signed September 18, 2023, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.56†	Licensing Master Services Agreement, signed December 4, 2023, between SKYX Platforms Corp. and GE Technology Development, Inc., and Letter Agreement relating to Trademark License Agreement, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023.
10.57*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp and John Campi ( filed herewith)
10.58*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp and Patricia Baron ( filed herewith)
10.59	Form of Amendment No. 1 to Subordinated Convertible Balloon Promissory Note, dated March 29, 2024 (filed herewith).
10.6	Letter Agreement to the Stock Purchase Agreement, as amended, dated March 29, 2024, by and among SKYX Platforms Corp., Mihran Berejikian, Nancy Berejikian and Michael Lack, and form of Convertible Promissory Note (filed herewith).
18.1	Preferability Letter from M&K CPAS, PLLC (incorporated herein by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
19.1	SKYX Platforms Corp. Insider Trading Policy (last revised March 2023) (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	SKYX Platforms Corp. Compensation Recovery Policy (adopted August 2023) (filed herewith).
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith).

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

SKYX PLATFORMS CORP.

By:	/s/ John P. Campi
John P. Campi, Co-Chief Executive Officer
Date:	April 1, 2024

By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer and Director
Date:	April 1, 2024

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints John P. Campi, Co-Chief Executive Officer, Leonard J. Sokolow, Co-Chief Executive Officer, and Marc-Andre Boisseau, Chief Financial Officer, and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Campi	Co-Chief Executive Officer	April 1, 2024
John P. Campi	(Principal Executive Officer)

/s/ Leonard J. Sokolow	Co-Chief Executive Officer and Director	April 1, 2024
Leonard J. Sokolow	(Principal Executive Officer)

/s/ Marc-Andre Boisseau	Chief Financial Officer	April 1, 2024
Marc-Andre Boisseau	(Principal Financial and Accounting Officer)

/s/ Rani R. Kohen	Director, Executive Chairman of the Board	April 1, 2024
Rani R. Kohen

/s/ Nancy DiMattia	Director	April 1, 2024
Nancy DiMattia

/s/ Gary N. Golden	Director	April 1, 2024
Gary N. Golden

/s/ Efrat L. Greenstein Brayer	Director	April 1, 2024
Efrat L. Greenstein Brayer

FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SKYX Platforms Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SKYX Platforms Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, negative cash flows from operations and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue upon the transfer of control of promised goods to the customer upon delivery in an amount that reflects the consideration the Company expects to receive in exchange for the products.

Auditing management’s evaluation of agreements with customers involves significant judgement, given the fact that some agreements require managements evaluation and allocation of the transaction price and transfer of goods to the customer.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements and management’s disclosure in the consolidated financial statements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

The Woodlands, TX

April 1, 2024

PCAOB ID #2738

SKYX Platforms Corp.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,810,983	$6,720,543
Restricted cash	2,750,000	—
Account receivable, net	3,384,976	—
Investments, available-for-sale	—	7,373,956
Inventory	3,425,734	1,923,540
Deferred cost of revenues	224,445	—
Prepaid expenses and other assets	721,717	311,618
Total current assets	27,317,855	16,329,657

Long-term assets:
Furniture and equipment, net	436,587	215,998
Restricted cash	2,869,270	2,741,054
Right of use assets	21,214,652	23,045,293
Intangibles, definite life	8,141,032	662,802
Goodwill	16,157,000	—
Other assets	204,807	182,306
Total long-term assets	49,023,348	26,847,453

Total Assets	$76,341,203	$43,177,110

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$12,388,475	$1,949,823
Notes payable, current	5,724,129	405,931
Operating lease liabilities, current	1,898,428	1,130,624
Royalty obligations, current	800,000	2,638,000
Consideration payable	730,999	—
Deferred revenues	1,475,519	—
Convertible notes, current related parties	825,000	950,000
Convertible notes, current	350,000	350,000
Total current liabilities	24,192,550	7,424,378

Long term liabilities:
Long term accrued expenses	744,953	—
Notes payable	1,016,924	4,867,004
Consideration payable	3,038,430	—
Operating lease liabilities	22,267,558	22,758,496
Convertible notes	5,758,778	—
Royalty obligations	3,100,000	—
Total long-term liabilities	35,926,643	27,625,500

Total liabilities	60,119,193	35,049,878

Commitments and Contingent Liabilities:	—	—
Redeemable preferred stock - subject to redemption: $0 par value; 0 and 20,000,000 shares authorized; 0 and 880,400 and 12,376,536 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	220,099

Stockholders’ Equity (Deficit):
Common stock and additional paid-in capital: $0 par value, 500,000,000 shares authorized; 93,473,433 and 82,907,541 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	162,025,024	114,039,638
Accumulated deficit	(145,803,014)	(106,070,358)
Accumulated other comprehensive loss	—	(62,147)
Total stockholders’ equity (deficit)	16,222,010	7,907,133
Non-controlling interest	—	—
Total equity (deficit)	16,222,010	7,907,133

Total Liabilities and Stockholders’ Equity (Deficit)	$76,341,203	$43,177,110

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2023	2022
Revenue	$58,785,762	$32,022
Cost of revenues	40,749,913	18,913
Gross profit (loss)	18,035,849	13,109

Selling and marketing expenses	18,805,069	7,991,487
General and administrative expenses-related party	—	248,215
General and administrative expenses	37,055,986	18,398,589
Total expenses, net	55,861,055	26,638,291

Loss from operations	(37,825,206)	(26,625,182)
Other income / (expense)
Interest expense, net	(3,109,307)	(589,009)
Gain on extinguishment of debt	1,201,857	178,250
Other income	-
Total other expense, net	(1,907,450)	(410,759)

Net loss	(39,732,656)	(27,035,941)

Common stock issued pursuant to antidilutive provisions	—	4,691,022
Non-controlling interest	—	35,442
Preferred dividends	—	38,055
Net loss attributed to common stockholders	$(39,732,656)	$(31,800,460)

Other comprehensive loss:
Unrealized loss on debt securities	62,147	(62,147)
Net comprehensive loss attributed to common stockholders	$(39,670,509)	$(31,862,607)

Net loss per share - basic and diluted	$(0.45)	$(0.40)

Weighted average number of common shares outstanding – basic and diluted	88,370,852	79,492,181

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

	For the year ended December 31,
	2023	2022

Shares of common stock
Balance, beginning of year	82,907,541	66,295,288
Common stock issued pursuant to offerings	4,359,832	1,650,000
Common stock issued pursuant to services	2,827,662	1,057,293
Common stock issued pursuant to conversion of preferred stock	880,400	12,376,536
Common stock issued pursuant to exercise of options and warrants	—	1,193,351
Common stock issued pursuant to acquisition	1,923,285	—
Common stock issued pursuant to extinguishment of debt	574,713	—
Common stock issued pursuant to antidilutive provisions	—	335,073
Balance, end of year	93,473,433	82,907,541

Common stock and paid-in capital
Balance, beginning of year	$114,039,638	$70,880,386
Common stock issued pursuant to offerings	9,289,857	20,552,000
Common stock issued pursuant to services	17,977,252	13,959,795
Common stock issued pursuant to conversion of preferred stock	220,100	3,094,134
Debt discount	5,569,978	—
Common stock issued pursuant to acquisition	12,887,968	—
Common stock issued pursuant to extinguishment of debt	2,040,231	—
Common stock issued pursuant to exercise of options and warrants	—	862,301
Common stock issued pursuant to antidilutive provisions	—	4,691,022
Balance, end of year	$162,025,024	$114,039,638

Accumulated deficit
Balance, beginning of year	$(106,070,358)	$(74,269,898)
Net loss	(39,732,656)	(27,035,941)
Non-controlling interest	—	(35,442)
Common stock issued pursuant to antidilutive provisions	—	(4,691,022)
Preferred dividends	—	(38,055)
Balance, end of year	$(145,803,014)	$(106,070,358)

Accumulated other comprehensive loss

Balance, beginning of year	$(62,147)	$—
Other comprehensive loss	62,147	(62,147)
Balance, end of period	$—	$(62,147)

Total Stockholders’ Equity (Deficit)	$16,222,010	$7,907,133

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,732,656)	$(27,035,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,885,856	883,231
Amortization of debt discount	1,365,789	—
Gain on forgiveness of debt	(1,201,857)	(178,250)
Share-based payments	17,977,252	13,959,796

Change in operating assets and liabilities:
Inventory	283,911	(1,004,889)
Accounts receivable	(863,217)	—
Prepaid expenses and other assets	(218,127)	(270,600)
Deferred charges	1,258,636	—
Deferred revenues	(453,514)	—
Operating lease liabilities	(687,849)	(109,895)
Accretion operating lease liabilities	890,474	377,748
Other assets	—	(180,132)
Royalty obligation	1,262,000	(1,200,000)
Consideration payable	—	—
Accounts payable and accrued expenses	4,235,229	920,486

Net cash used in operating activities	(12,998,073)	(13,838,446)

Cash flows from investing activities:
Purchase of debt securities	(136,033)	(7,436,103)
Proceeds from disposition of debt securities	7,572,136	—
Acquisition, net of cash acquired	(4,206,200)	—
Purchase of property and equipment	10,194	(312,689)
Payment of patent costs and other intangibles	—	(307,625)
Net cash provided by (used in) investing activities	3,240,097	(8,056,417)

Cash flows from financing activities:
Proceeds from issuance of common stock- offerings	9,820,846	23,100,000
Placement cost	(530,989)	(2,548,000)
Proceeds from exercise of options and warrants	—	862,301
Proceeds from line of credit	6,500,000	—
Proceeds from issuance of convertible notes	10,350,000	—
Dividends paid	—	(38,055)
Principal repayments of notes payable	(3,413,225)	(446,035)
Net cash provided by financing activities	22,726,632	20,930,211

Change in cash and cash equivalents, and restricted cash	12,968,656	(964,652)
Cash, cash equivalents and restricted cash at beginning of year	9,461,597	10,426,249
Cash, cash equivalents and restricted cash at end of year	$22,430,253	$9,461,597

Supplementary disclosure of non-cash financing activities:
Preferred stock conversion to common	$220,100	$3,094,134
Business acquisition:
Assets acquiring excluding identifiable intangible assets and goodwill and cash	7,090,094	—
Liabilities assumed and consideration payable	19,755,903	—
Identifiable intangible assets and goodwill	19,993,525	—
Debt discount	5,569,978
Common stock issued pursuant to antidilutive provisions	—	4,691,022
Fair value of shares issued pursuant to acquisition	7,327,716
Common stock pursuant to extinguishment of debt	2,040,231	—
Right-of-use assets and operating lease liabilities	—	23,621,267
Cash paid during period for:
Interest	$1,094,458	$303,957
Taxes	$—	$—

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

The Company has a series of advanced-safe-smart platform technologies. The Company’s first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology, eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years the Company has expanded the capabilities of its power-plug product, to include its second generation advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. The Company’s third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings.

Since April 2023, the Company also markets home lighting, ceiling fans and other home furnishings from third parties.

Going Concern

The Company’s liquidity’s sources include $22.4 million in cash and cash equivalents, including restricted cash of $5.6 million, and $3.1 million of working capital.  However, the Company has a history of recurring operating losses and its net cash used in operating activities amounted to $13.0 million and $13.8 million during 2023 and 2022, respectively.  The Company has also generated net cash provided by financing activities of $22.7 million and $20.9 million during 2023 and 2022, respectively.  Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by continuing to support its continued growth by decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generate cash provided by financing activities through it’s at the market offering or other equity or debt financing means.

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

Basis of Consolidation

The consolidated financial statements include the results of the Company and one of its subsidiaries, SQL Lighting and Fans LLC from January 1, 2022 and the results from its remaining subsidiaries, Belami, Inc., BEC, CA 1, Inc., BEC CA 2, LLC, Luna BEC, Inc., and Confero Group LLC from April 28 to December 31, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

Assets acquired excluding identifiable intangible assets and goodwill	$6,863,011
Customer relationships	4,500,000
E-commerce technology platforms	3,900,000
Goodwill	16,157,000
Assumed liabilities	(10,943,450)

$20,476,561
Consideration:
Cash outlay, net of cash acquired	$4,206,200
Consideration payable	3,382,393
Shares of common stock	12,887,968
$20,476,561

Consideration payable primarily consists of the fair value of cash and amounting to $3.1 million payable in April 2024 and $750,000 cash, held in escrow, payable in July 2024. The consideration payable is discounted using an effective rate of 6%.

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

Cash, Cash Equivalents, and restricted cash.

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At December 31, 2023 and December 31, 2022, the Company’s cash composition was follows:

	December 31, 2023	December 31, 2022

Cash and cash equivalents	$16,810,983	$6,720,543
Restricted cash	5,619,270	2,741,054
Total cash, cash equivalents and restricted cash	$22,430,253	$9,461,597

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2022 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.8 million as of December 31, 2023 and 2022. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $750,000 in an escrow account. Furthermore, the Company secured a line of credit of $2.0 million with cash of the equivalent amount.

Customer Contracts Balances

Accounts receivables are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivables are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of December 31, 2023, and December 31, 2022, the Company’s allowance for doubtful accounts was $54,987 and $0, respectively. The Company determines an allowance for sales returns based upon historical experience. As of December 31, 2023, and December 31, 2022, the Company’s allowance for sales returns was $182,584 and $0, respectively and is recorded as an accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. As of December 31, 2023, the deferred revenues amounted to $1,475,519. There were no deferred revenues as of December 31, 2022.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of related inventory, freight, and sales charges. The deferred charges amounted to $ 224,445 as of December 31, 2023. There were no deferred charges as of December 31, 2022.

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

	December 31, 2023	December 31, 2022
Inventory, component parts	$930,252	$1,923,540
Inventory, finished goods	2,495,482	-
Inventory- total	$3,425,734	1,923,540

The Company will maintain an allowance based on specific inventory items that are obsolete. The Company tracks inventory as it is repurposed ,disposed, scrapped, or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. Losses from subsequent measurement of inventory amounted to $1.3 million and $0 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, and 2022, the Company has determined that no additional allowance is required.

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

Corporate, state and local government debt securities consist of debt from relatively large corporate organizations and certain state and local governmental agencies. The Company reviews trading activity and pricing for each of the debt securities in its portfolio as of the measurement date and determines if pricing data of sufficient frequency and volume in an active market exists to support Level I classification of these securities. When sufficient quoted pricing for identical securities is not available, the Company obtains market pricing and other observable market inputs at dates other than the measurement dates. As a result, the Company classifies its debt securities as Level I and Level II of the fair value hierarchy. Management does not believe that its investment in debt securities were impaired as of December 31, 2022.

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

Management has determined that there was no impairment of the Company’s intangible assets during 2023 and 2022.

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

Management has determined that there was no impairment of the Company’s goodwill 2023 and 2022.

GE Agreements

The Company has two U.S. and global agreements with General Electric (“GE”) related to the Company’s products.

A U.S. and Global Licensing and Master Service Agreement dated December 4, 2023, which replaced a prior agreement under similar terms. The agreement expires on December 4, 2028 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license certain of Sky’s Standard and Smart plug-and-play products set forth in a statement of work in the U.S. and worldwide. Pursuant to the agreement, the Company expects that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Six Sigma” guidelines. For products licensed to third parties, the Company and GE will each receive a specified percentage of the earned revenue realized from such licensing, unless otherwise provided in the applicable statement of work.

A letter agreement dated November 28, 2023. The agreement expires on December 15, 2027 and includes a Repayment Plan Under U.S. and Global Trademark Agreement dated June 15, 2011 (as later amended), which expired November 30, 2023, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. Under this new payment arrangement, SQL’s revised royalty payment obligation is $2.7 million in the aggregate (the “Royalty Payment”) payable in quarterly installments beginning on December 15, 2023 and ending on December 15, 2026 and $1.4 million payable in 2027.

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

As of December 31, 2023, the Company had a sufficient number of authorized shares of common stock to accommodate the conversion features on warrants, options, estricted stock units, and convertible notes. These shares have been reserved for issuance by the Company’s stock transfer agent, and accordingly, no derivative liability has been calculated on these shares.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 405-20 (formerly SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Stock-based Compensation

The Company periodically issues common stock, RSUs and stock options to officers, directors, employees and consultants for services rendered.

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

Cost of Revenues

Cost of revenues represents costs directly related to produce, acquire and source inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include the costs of purchased products, inbound freight, and custom duties.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In the management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended December 31, 2023, and 2022.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the years ended December 31, 2023, and 2022, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at December, 2023 and 2022:

	December 31, 2023	December 31, 2022
Stock warrants	2,063,522	1,928,211
Stock options	35,807,476	33,289,250
Convertible notes	3,920,005	86,668
Preferred stock	-	880,400
Total	41,791,003	36,164,529

Anti-dilutive common stock equivalents at December 31, 2023 excludes shares issuable in April 2024 pursuant to the business combination of Belami which range between 1,390,065 and 1,853,421 shares of common stock.

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

NOTE 3 DEBT SECURITIES

The components of investments as of December 31, 2022, were as follows:

	Fair value level	Cost	Unrealized loss	Carrying value

Corporate debt securities	Level 1	$3,537,556	$(56,710)	$3,480,846
State and local government debt securities	Level 1	908,354	(5,437)	902,917
State and local government debt securities	Level 2	2,945,648	–	2,945,648
Accrued interest	Level 1	44,545	-	44,545
Total		$7,436,103	$(62,147)	$7,373,956

The Company disposed of its portfolio of debt securities during 2023.

NOTE 4 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Machinery and equipment	$282,799	$67,419
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	642,509	534,204
Software development costs	109,096	–
Leasehold improvements	30,553	30,553
Total	1,107,862	675,081
Less: accumulated depreciation	(671,275)	(459,083)
Total, net	$436,587	$215,998

Depreciation expenses amounted to $93,693 and $70,767 for the years ended December 2023 and 2022, respectively.

NOTE 5 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	December 31, 2023	December 31, 2022
Patents and trademarks (useful life 15 years)	$1,040,927	$869,822
Customer relationships (useful life 7 years)	4,500,000	–
E-commerce technology platforms (useful life 4 years)	3,900,000	–
Less: accumulated amortization	(1,299,895)	(207,020)
Total, net	$8,141,032	$662,802

Amortization expense on intangible assets was $1,092,876 and $51,634 during 2023 and 2022, respectively.

The following table sets forth the estimated amortization expense for the next five years:

Twelve months ended December 31, 2024	$1,673,613
2025	1,673,613
2026	1,673,613
2027	1,511,113
2028	698,613
2029	698,613

Goodwill increased by $16.2 million during 2023 resulting from the business combination with Belami in April 2023

NOTE 6 DEBTS

The following table presents the details of the principal outstanding:

	December 31, 2023	December 31, 2022	APR at December 31, 2023	Maturity	Collateral
Notes payable	$–	$5,115,000	8.00%	Satisfied prior to maturity	Substantially all Company assets
Convertible Notes (b)	11,525,000	1,300,000	6.00 – 10.00%	September 2023-March 2026	Substantially all company assets
Notes payable to financial institutionsa)	6,348,104	–	7.93-8.5	August 2024-August 2026	Inventory, accounts receivable, cash

,Notes payable to Belami sellers	247,927	–	7.93%	April 2024	–

SBA-related loans(c)	145,022	157,835	3.75%	April 2025-November 2052	Substantially all Company assets
Total	$18,266,053	$6,572,835
Unamortized debt discount	(4,591,222)	–
Debt, net of Unamortized debt Discount	13,674,831	6,572,835

	For the year period ended
	December 31, 2023	December 31, 2022
Interest expense, net	3,109,307	589,009

Interest expense is recognized as net of interest income which amounted to $451,703 and $188,132 during 2023 and 2022, respectively.

As of December 31, 2023, the expected future principal payments for the Company’s debt are due as follows:

2024	6,899,129
2025	642,648
2026	10,583,359
2027	3,040
2028 and thereafter	137,877
$18,266,053

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate.
(b)	Included in Convertible Notes are loans provided to the Company from one director, two officers and two investors. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, the Convertible Notes mature between September 2023 and January 2024 and bear interest at an annual rate of 6%, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price ranging from $15 per share.

All convertible notes are convertible at a price ranging between $2.70 and $15 per share.

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $700,000 as amortized debt discount during 2023, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

(c)	The Small Business Administration forgave approximately $178,000 of PPP loans during the year ended December 31, 2022, which was recognized as other income.

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

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of December 31, 2023:

December 31, 2023
Lease costs:
Cash paid for operating lease liabilities	$687,849
Right-of-use assets obtained in exchange for new operating lease obligations	21,214,652
Fixed rent payment	$280,218
Lease – Depreciation expense	$1,870,393

years ended
December 31, 2023
Other information:
Weighted-average discount rate	6.41%
Weighted-average remaining lease term (in months)	102

Minimum Lease obligation
2024	1,898,428
2025	2,119,073
2026	2,357,033
2027	2,288,363
2028 and thereafter	15,503,089
Total	$24,165,986

NOTE 8 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $2.5 million to GE pursuant to the license agreement. The payments associated with this debt are payable in quarterly tranches aggregating $0.8 million during 2024 and 2025 and $0.9 million in 2026. Additionally, the Company owes an additional $1.4 million pursuant to its agreements with GE which is payable in 2027 which is recorded as an accounts payable in the accompanying balance sheet as of December 31, 2023.

NOTE 9 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022
Accrued interest, convertible notes	$744,953	$104,735
Trade payables	11,513,918	1,369,702
Accrued compensation	874,557	475,417
	$13,133,428	$1,949,823

NOTE 10 INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

On December 31, 2023, the Company had a net operating loss carryforward of approximately $37,502,020 available to offset future taxable income indefinitely. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

On December 31, 2022, the Company had a net operating loss carryforward of approximately $27,035,941 available to offset future taxable income indefinitely. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023, and 2022.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2023 and December 31, 2022 were approximately as follows:

	December 31
	2023	2022
Net operating loss carryforward	$28,012,804	$17,293,894
Stock-based compensation	5,018,041	2,392,262
Rights of use assets	(6,135,853)	(5,886,344)
Operating lease liabilities	6,989,458	6,101,878
Less Valuation Allowance	(33,884,451)	(19,901,690)
Total Deferred Tax Assets – Net	$—	$—

The Company’s tax expense differs from the statutory tax expense for the years ended December 31, 2023 and December 31, 2022 and the reconciliation is as follows.

	2023	2022
Computed statutory tax benefit – Federal	$(10,885,333)	$(5,977,363)
Computed statutory tax benefit – State	(1,775,915)	(1,292,961)
Permanent difference	(1,321,512)
Change in valuation allowance	13,982,761	7,270,323
	$––	$––

NOTE 11 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $825,000 as of December 31, 2023, and $1,300,000 December 31, 2022 and accrued interest of $151,081 and $104,735, respectively.

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

NOTE 12 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during 2023, and 2022:

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2023 Equity Transactions
Common stock issued pursuant to acquisition	1,923,285	12,887,968	$6.7
Common stock issued, pursuant to services provided	2,827,662	17,977,252	1.22-3.82
Conversion of preferred stock	880,400	220,100	0.25
Issuance of common stock pursuant to offering, net	4,359,832	9,289,857	1.45-3.25
Common stock issued pursuant to extinguishment of debt	574,713	2,040,231	3.55

Transaction Type	Shares Issued	Valuation $(Issued)	Range of Value Per Share
2022 Equity Transactions
Common stock issued per exercise of options and warrants	599,651	$862,301	$0.10 – 14.0
Common stock issued per exercise of warrants, cashless	437,711	—	—
Common stock issued, pursuant to services provided	1,057,293	8,235,880	2.0 – 14.0
Conversion of preferred stock	12,376,536	3,094,134	0.25
Issuance of common stock pursuant to offering, net	1,650,000	23,100,000	14.0
Issuance of common stock, pursuant to anti-dilutive provisions	335,073	4,691,022	14.0

The Company issued 335,073 shares of its common stock to certain stockholders during 2022. The issuance of such shares was triggered based on the Company’s effective price of its initial public offering. The shares were recorded as an increase in common stock and additional paid-in capital and accumulated deficit during the period, using the fair value of the shares at the date of issuance.

The Company satisfied its obligations under a note payable, initially maturing in September 2026, amounting to $6.2 million during April 2023. The Company paid $2 million and issued 574,713 shares of its common stock to satisfy such obligations, which generated a gain on extinguishment of debt of $1,201,857.

Valuation of the common stock issued pursuant to acquisition includes the carrying value of shares issuable in April 2024. The Company anticipates that the number of shares of its common stock issuable in April 2024 will range between 1,390,066 and 1,853,421 with a carrying value of $5,560,262.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the years 2023 and 2022:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2022	880,400	$220,100	$0.25
Preferred Stock conversions	880,400	220,100	0.25
Preferred Stock Balance at December 31, 2023	—	$—	$0.25

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at December 31, 2021	13,256,936	$3,314,233	$0.25
2022 Preferred Stock conversions	(12,376,536)	(3,094,133)	0.25
Preferred Stock Balance at December 31, 2022	880,400	$220,100	$0.25

The Series A Preferred Stock was convertible at the holder’s option. The Company could repurchase shares of the Preferred Stock for $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, and therefore the stock is classified as Mezzanine equity rather than permanent equity.

Holders of preferred stock converted 880,400 shares and 12,376,536 shares of preferred stock in the shares of common stock during 2023 and 2022, respectively. There were no shares of Series A Preferred Stock outstanding at December 31, 2023 and the Company terminated its designation of the Series A Preferred Stock. The Company has not designated any other preferred stock as of December 31, 2023.

(C) Stock Options

The following is a summary of the Company’s stock option activity during 2023 and 2022:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.73	––	$––
Exercised	–	1.49	––	––
Granted	3,264,728	2.47	––	––
Forfeited	(746,502)	4.23		––
Outstanding, December 31, 2023	35,807,476	$7.33	2.7788	$2,998,980
Exercisable, December 31, 2023	13,242,119	$4.3	2.1793	$2,938,370

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	21,927,182	$3.36	––	$––
Exercised	(635,640)	1.49	––	$––
Granted	13,832,500	11.74	––	––
Forfeited	(1,834,792)	3.81	––	––
Outstanding, December 31, 2022	33,289,250	$7.73	3.43	$5,994,300
Exercisable, December 31, 2022	12,236,672	$3.92	2.7	$5,994,300

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during 2023 and 2022:

	December 31, 2023	December 31, 2022
	Range	Range
Stock price	$3.81	$6.5 - 12.34
Exercise price	$0 - 14	$0.1 - 14
Expected life (in years)	5.00 yrs	1.5 – 5.8 yrs
Volatility	55.23%	10 - 31%
Risk-fee interest rate	4.91%	1.37 - 2.97%
Dividend yield	—	—

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $13.0 million (excluding certain market-based options which management cannot ascertain to have a probable outcome amounting to $61 million) at December 31, 2023 and it is expected to be recognized over a weighted-average period of 1.4 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	1,908,211	$5.45
Issued	1,391,667	3.0
Exercised	—	—
Forfeited	1,236,356	2.80
Balance, December 31, 2023	2,063,522	$5.76

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2022	2,127,895	$5.4
Issued	608,961	3.3
Exercised	(597,021)	3.3
Forfeited/Cancelled	(231,624)	9.8
Balance, December 31, 2022	1,908,211	$5.45

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 3- year warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet.

During 2022, the Company issued 608,961 3-year warrants at exercise prices ranging between $9.80 and $18.2 in connection with the issuance of common shares.

(E) Restricted stock units

A summary of the Company’s non-vested restricted stock units during 2023 and 2022 are as follows

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2023	2,516,461	$8.39
Granted	5,895,095	1.54
Vested	(3,168,053)	3.24
Forfeited	(307,681)	8.92
Non-Vested restricted stock units, December 31, 2023	4,935,822	7.99

Non-vested restricted stock units, January 1, 2022	770,500	3.3
Granted	2,659,109	9.2
Vested	(912,548)	6.5
Forfeited	(600)	2.5
Non-vested restricted stock units December 31, 2022	2,516,461	8.39

The weighted-average remaining contractual life of the restricted units as of December 31, 2023 is 1.85 years.

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

For the years ended December 31, 2023, and 2022, the Company recognized compensation expense of $18.0 million, and $14.0 million , respectively, related to RSUs, RSAs and stock options

NOTE 13 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue. The Company had one third-party payor accounts receivable balance representing 24% of the Company’s total accounts receivable at December 31, 2023 and none at December 31, 2022.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product and Geographic Markets

The Company generates its income primarily from lighting and heating products sold primarily in the United States.

NOTE 14 PROFORMA FINANCIAL STATEMENTS (unaudited)

The following pro forma consolidated results of operations have been prepared as if the acquisition occurred on January 1, 2022:

	Twelve-month period ended December 31,
	2023	2022
Revenues	$82,823,223	$88,824,119
Net loss	$(39,495,552)	$(27,001,995)
Basic and diluted loss per share	$(0.43)	$(0.32)
Weighted average number of shares outstanding- basic and diluted	92,768,792	84,064,095

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

NOTE 15 SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 1, 2024, which is the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following:

The Company generated proceeds of $3.6 million in consideration for the issuance of 2,733,361 shares of common stock pursuant to its at-the market offering,

The selling shareholders of Belami agreed to extend the payment of the Company’s consideration payable of $3.1 million from April 2024 to May 2025, under convertible promissory notes. The notes bear annual interest at 10% and are convertible at $3 per share.

