Form 10-Q
period 2024-03-31
SKYX Platforms Corp.
filed 2024-05-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 100,032,804 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale tax;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	Our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of governmental regulations, geopolitical conflicts, including the Israel-Hamas war and potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Investors should refer to the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) March 31, 2024	(Audited) December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$14,146,785	$16,810,983
Restricted cash	2,750,000	2,750,000
Account receivable	3,932,008	3,384,976
Inventory	3,777,724	3,425,734
Deferred cost of revenues	245,734	224,445
Prepaid expenses and other assets	630,077	721,717
Total current assets	25,482,328	27,317,855

Long-term assets:
Furniture and equipment, net	459,929	436,587
Restricted cash	2,892,878	2,869,270
Right of use assets	21,360,642	21,214,652
Intangibles, definite life	7,627,472	8,141,032
Goodwill	16,157,000	16,157,000
Other assets	204,807	204,807
Total long-term assets	48,702,728	49,023,348

Total Assets	$74,185,056	$76,341,203

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$12,537,437	$12,388,475
Notes payable	5,865,829	5,724,129
Operating lease liabilities	2,160,938	1,898,428
Royalty obligation	800,000	800,000
Consideration payable	750,000	730,999
Deferred revenues	1,616,038	1,475,519
Convertible notes, related parties	600,000	825,000
Convertible notes	—	350,000
Total current liabilities	24,330,242	24,192,550

Long term liabilities:
Accounts payable and accrued expenses	950,358	744,953
Notes payable	764,333	1,016,924
Consideration payable	—	3,038,430
Operating lease liabilities	22,161,824	22,267,558
Convertible notes	9,231,706	5,758,778
Convertible notes related parties	350,000	—
Royalty obligations	2,900,000	3,100,000

Total long-term liabilities	36,358,221	35,926,643

Total liabilities	60,688,463	60,119,193

Stockholders’ Equity:
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 97,096,897 and 93,473,433 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	168,975,808	162,025,024
Accumulated deficit	(155,479,215)	(145,803,014)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	13,496,593	16,222,010

Total Liabilities and Stockholders’ Equity	$74,185,056	$76,341,203

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2024	2023
Revenue	$18,977,821	$10,025
Cost of revenues	13,399,771	1,468
Gross profit (loss)	5,578,050	8,557

Selling and marketing expenses	6,526,816	1,299,859
General and administrative expenses	7,939,581	5,948,346
Total expenses, net	14,466,397	7,248,205

Loss from operations	(8,888,347)	(7,239,648)
Other income / (expense)
Interest expense, net	(787,854)	(730,621)
Gain on extinguishment of debt	—	—
Other income	—	—
Total other expense, net	(787,854)	(730,621)

Net loss	(9,676,201)	(7,970,269)

Other comprehensive loss:
Unrealized loss on debt securities	—	57,494
Net comprehensive loss attributed to common stockholders	$(9,676,201)	$(7,912,775)

Net loss per share - basic and diluted	$(0.10)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	95,091,003	82,965,182

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the three months ended March 31,
	2024	2023

Shares of common stock
Balance, beginning of period	93,473,433	82,907,541
Common stock issued pursuant to offerings	2,733,361	—
Common stock issued pursuant to services	890,103	282,188
Balance, end of period	97,096,897	83,189,729

Common stock and paid-in capital
Balance, beginning of period	$162,025,024	$114,039,638
Common stock issued pursuant to offerings	3,655,755	—
Common stock issued pursuant to services	3,295,029	2,963,702
Debt discount	—	5,569,978
Balance, end of period	$168,975,808	$122,573,318

Accumulated Deficit
Balance, beginning of period	$(145,803,014)	$(106,070,358)
Net loss	(9,676,201)	(7,970,269)
Balance, end of period	$(155,479,215)	$(114,040,627)

Accumulated other comprehensive loss
Balance, beginning of period	$—	$(62,147)
Unrealized gain on debt securities	—	57,494
Balance, end of period	—	(4,653)

Total stockholders’ equity	$13,496,593	$8,528,038

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,676,201)	$(7,970,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060,571	497,373
Amortization of debt discount	228,499	143,257
Non-cash equity-based compensation expense	3,295,029	2,963,702
Change in operating assets and liabilities:
Inventory	(351,990)	(178,780)
Accounts receivable	(547,032)	—
Prepaid expenses and other assets	91,640	(45,501)
Deferred charges	(21,289)	—
Deferred revenues	140,519	—
Operating lease liabilities	(505,920)	(171,963)
Accretion operating lease liabilities	—	245,009
Royalty obligation	(200,000)	—
Accounts payable and accrued expenses	303,866	398,183

Net cash used in operating activities	(6,182,308)	(4,118,989)
Cash flows from investing activities:
Purchase of debt securities	—	(136,033)
Purchase of property and equipment	(53,647)	(306)
Payment of patent costs and other intangibles	—	(33,559)
Net cash used in investing activities	(53,647)	(169,898)

Cash flows from financing activities:
Proceeds from issuance of common stock- offerings	3,655,755	—
Proceeds from issuance of convertible notes	—	10,350,000)
Principal repayments of notes payable	(60,390)	(893)
Net cash provided by financing activities	3,595,365	10,349,107

Change in cash, cash equivalents and restricted cash	(2,640,590)	6,060,221
Cash, cash equivalents, and restricted cash at beginning of period	22,430,253	9,461,597
Cash, cash equivalents and restricted cash at end of period	$19,789,663	$15,521,818
Supplementary disclosure of non-cash financing activities:

Substitution of consideration payable to convertible notes	$3,117,408	$—
Debt discount	—	$5,569,978
Right-of-use assets and operating lease liabilities	662,698	—

Cash paid during the period for:
Interest	$641,647	$711,648

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

Going Concern

The Company’s liquidity sources include $ 19.7 million in cash and cash equivalents, including restricted cash of $5.6 million, and $ 1.2 million of working capital as of March 31, 2024. However, the Company has a history of recurring operating losses and its net cash used in operating activities amounted to $6.2 million and $4.1 million during the three months ended March 31, 2024 and March 31, 2023, respectively. The Company has also generated net cash provided by financing activities of $3.6 million and $10.3 million during the three months ended March 31, 2024 and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by supporting its continued growth, decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generate cash provided by financing activities through its at the market (“ATM”) offering or other equity or debt financing means.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional disclosures and accounting policies.

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

Reclassifications

For comparability, reclassifications of prior-year balances were made to conform with current-year presentations, such as sales and marketing expenses which were previously included in selling, general, and administrative expenses in the 2023 comparable period.

Basis of Consolidation

The consolidated financial statements include the results of the Company and one of its subsidiaries, SQL Lighting and Fans LLC from January 1, 2023 and the results from its remaining subsidiaries, Belami, Inc., BEC, CA 1, Inc., BEC CA 2, LLC, Luna BEC, Inc., and Confero Group LLC from April 28 2023. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company’s cash composition was as follows:

	March 31, 2024	December 31, 2023

Cash and cash equivalents	$14,146,785	$16,810,983
Restricted cash	5,642,878	5,619,270
Total cash, cash equivalents and restricted cash	$19,789,663	$22,430,253

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2023 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.8 million as of March 31, 2024 and December 31, 2023. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $750,000 in an escrow account. Furthermore, the Company secured a line of credit of $2.0 million with cash of the equivalent amount.

Customer Contracts Balances

Accounts receivables are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivables are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of March 31, 2024, and December 31, 2023, the Company’s allowance for doubtful accounts was $54,987 and $54,987, respectively. The Company determines an allowance for sales returns based upon historical experience. As of March 31, 2024, and December 31, 2023, the Company’s allowance for sales returns was $185,501 and $182,584, respectively and is recorded as accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. Deferred revenues amounted to $ 1,616,038 and $1,475,519 as of March 31, 2024 and December 31, 2023, respectively.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of related inventory, freight, and sales charges. The deferred charges amounted to $ 245,734 and $224,445 as of March 31, 2024 and December 31, 2023, respectively.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	Match 31, 2024	December 31, 2023
Inventory, component parts	$2,944,213	$2,230,252
Inventory, finished goods	2,133,511	2,495,482
Allowance	(1,300,000)	(1,300,000)
Inventory-total	3,777,724	3,425,734

The Company will maintain an allowance based on specific inventory items that have shown no activity over a reasonable period of time. The Company tracks inventory as it is repurposed, disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. The Company has recorded an allowance of $1.3 million as of March 31, 2024 and December 31, 2023.

GE Agreements

The Company has two U.S. and global agreements with General Electric (“GE”) related to the Company’s products.

●	A U.S. and Global Licensing and Master Service Agreement dated December 4, 2023, which replaced a prior agreement under similar terms. The agreement expires on December 4, 2028 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license certain of the Company’s Standard and Smart plug-and-play products set forth in a statement of work in the U.S. and worldwide. Pursuant to the agreement, the Company expects that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Six Sigma” guidelines. For products licensed to third parties, the Company and GE will each receive a specified percentage of the earned revenue realized from such licensing, unless otherwise provided in the applicable statement of work.

●	A letter agreement dated November 28, 2023. The agreement expires on December 15, 2027 and includes a repayment plan relating to certain amounts due under the U.S. and Global Trademark Agreement dated June 15, 2011 (as later amended), which expired November 30, 2023, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. Under this new payment arrangement, the Company was required to pay a revised royalty payment obligation of $2.7 million in the aggregate (the “Royalty Payment”), payable in quarterly installments beginning on December 15, 2023 and ending on December 15, 2026 and an additional obligation equal to either a $1 million convertible promissory note, subject to agreement on terms, or otherwise $1.4 million payable in 2027. As of March 31, 2024, the Company owed $3.7 million in royalty payment obligations. On April 11, 2024, the Company amended the payment arrangement and issued a convertible promissory note, (the “GE Note”), for the additional obligation, thereby reducing the payment obligations by $400,000. A detailed description of the GE Note is set forth in Note 7 below.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three-month ended March 31, 2024, and 2023, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents as of March 31, 2024, and March 31, 2023:

	March 31, 2024	March 31, 2023
Stock warrants	2,049,147	2,063,522
Stock options	36,156,476	33,114,250
Convertible notes	5,487,260	3,536,668
Preferred stock	–	880,400
Total	43,692,883	39,594,840

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Machinery and equipment	$391,895	$282,799
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	672,509	642,509
Software development costs	219,076	109,096
Leasehold improvements	30,553	30,553
Total	1,356,938	1,107,862
Less: accumulated depreciation	(897,009)	(671,275)
Total, net	$459,929	$436,587

Depreciation expense amounted to $ 30,305 and $22,141 during the three-month ended March 31, 2024 and 2023, respectively.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
Patents and trademarks (useful life 15 years)	$931,831	$1,040,927
Customer relationships (useful life 7 years)	4,500,000	4,500,000
E-commerce technology platforms (useful life 4 years)	3,900,000	3,900,000
Less: accumulated amortization	$(1,704,359)	(1,299,895)
Total, net	$7,627,472	$8,141,032

Amortization expense on intangible assets amounted to $ 513,559 and $14,307 during the three-month ended March 31, 2024 and 2023, respectively.

The following table sets forth the estimated amortization expense for the next five years:

Nine months ended December 31, 2024	$1,269,150
2025	1,673,613
2026	1,673,613
2027	1,511,113
2028	698,613
2029	698,613

NOTE 5 DEBTS

The following table presents the details of the principal outstanding:

	March 31, 2024	December 31, 2023	APR at March 31, 2024	Maturity	Collateral
Convertible Notes (b,c)	14,642,909	11,525,000	6.00 – 10.00%	September 2023-March 2026	Substantially all company assets
Notes payable to financial institutionsa)	6,233,624	6,348,104	7.93-8.5	August 2024-August 2026	Inventory, accounts receivable, cash

Notes payable to Belami sellers	251,516	247,927	4.86%	April 2024	–

SBA-related loans	145,022	145,022	3.75%	April 2025-November 2052	Substantially all Company assets
Total	$21,273,071	$18,266,053
Unamortized debt discount	(4,410,702)	(4,591,222)
Debt, net of Unamortized debt Discount	16,862,369	13,674,831

	For the three-month period ended
	March 31, 2024	March 31, 2023
Interest expense	$787,854	$730,621

As of March 31, 2024, the expected future principal payments for the Company’s debt are due as follows:

Nine-months ended December 31, 2024	$6,334,514
2025	4,086,855
2026	10,582,955
2027	3,040
2028 and thereafter	134,392
$21,273,071

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.
(b)

Included in Convertible Notes are loans provided to the Company from two directors and an officer. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, one of the convertible promissory note of $600,000 payable to a director matured in 2023, and the other remaining convertible promissory notes mature in May 2025, bear interest at an annual rate of 6% through December 2023 and 10% thereafter, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the notes are convertible at the option of the holder into shares of common stock at a conversion price ranging from $3 to $15 per share.

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $228,499 as amortized debt discount during the three months ended March 31, 2024, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

(c)

On March 29, 2024, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers on the first anniversary of the closing. Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal becoming due on May 16, 2025, and can be converted by the sellers at any time at $3.00 per share of our common stock.

NOTE 6 OPERATING LEASE LIABILITIES

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

In January 2024 the Belami, subsidiary of SKYX entered in a 35-month lease related to its Sacramento office. The Company recognized a right-of-use asset and a liability of $ 662,698 pursuant to such lease.

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of March 31, 2024:

March 31, 2024
Lease costs:
Cash paid for operating lease liabilities	$505,920
Right-of-use assets obtained in exchange for new operating lease obligations	$21,360,642
Fixed rent payment	$300,933
Lease – Depreciation expense	$516,707

years ended
March 31, 2024
Other information:
Weighted-average discount rate	6.41%
Weighted-average remaining lease term (in months)	107

Minimum Lease obligation
Nine months ended December 31, 2024	$1,595,397
2025	2,346,540
2026	2,589,372
2027	2,288,363
2028 and thereafter	15,703,089
Total	$24,522,761

NOTE 7 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $2.5 million to GE pursuant to the license agreement. The payments associated with this debt are payable in quarterly tranches aggregating $0.8 million during 2024 and 2025 and $0.9 million in 2026. Additionally, the Company owes an additional amount of $1.4 million pursuant to its agreements with GE which is payable in 2027. During April 2024, GE and the Company agreed to reduce the additional amount of $1.4 million by $400,000 in exchange for the issuance of a convertible promissory note of $1.0 million. The GE Note does not bear interest and the principal amount of the Note is convertible into shares of the Company’s common stock at any time at the option of the holder at $1.07 per share. The Company may prepay the entire then-outstanding principal amount of a Note at any time, plus a prepayment premium; if the Company exercises such right, the Note holder may instead elect to convert the Note into shares of common stock. The Note also provides for certain piggyback registration rights.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accrued interest, convertible notes	$950,358	$744,953
Trade payables	11,238,517	11,513,918
Accrued compensation	1,248,419	874,557
	$13,437,294	$13,133,428

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of March 31, 2024, and December 31, 2023 and accrued interest of $ 272,824 and $151,081, respectively.

NOTE 10 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during the three months ended March 31, 2024, and 2023:

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share $
March 31, 2024 Equity Transactions
Common stock issued, pursuant to services provided	890,103	3,295,029	1.27-1.68
Issuance of common stock pursuant to offering, net	2,733,361	3,655,755	1.25-1.64

Transaction Type	Shares Issued	Valuation ($)	Range of Value Per Share ($)
March 31, 2023 Equity Transactions
Common stock issued, pursuant to services provided	282,188	2,963,702	2.52 – 3.56

As of March 31, 2024, the remaining amount to be used under the ATM offering program is $6.5 million.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the three months ended March 31, 2023:

Transaction Type	Quantity	Carrying Value	Value per Share ($)
Preferred Stock Balance at December 31, 2022	880,400	$220,099	$0.25
Preferred Stock redemptions	—	—	—
Preferred Stock Balance at March 31, 2023	880,400	$220,099	$0.25

The Series A Preferred Stock was convertible at the holder’s option. The Company could repurchase shares of the Preferred Stock for $3.50 per share. Holders also had a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, and therefore the stock was classified as mezzanine equity rather than permanent equity.

There were no shares of Series A Preferred Stock outstanding at March 31, 2024 and the Company terminated its designation of the Series A Preferred Stock in May 2023. The Company has not designated any other preferred stock as of March 31, 2024.

(C) Stock Options

The following is a summary of the Company’s stock option activity during the three month ended March 31, 2024 and 2023:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	35,805,976	$7.33	––	$2,037,200
Exercised	––	––	––	––
Granted	540,000	1.63	––	—
Forfeited	(189,500)	2.89	—	—
Outstanding, March 31, 2024	36,156,476	$7.3	2.58	$2,037,200

Exercisable, March 31, 2024	13,892,937	$4.54	2.07	$2,034,525

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.7	—	$—
Exercised			—	—

Expired	175,000	3.0	—	—
Outstanding, March 31, 2023	33,114,250	$7.7	3.2	$10,534,567

Exercisable, March 31, 2023	12,731,250	$4.4	2.55	$10,534,567

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during three month ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
	Range	Range
Stock price	$1.76	$3.74-3.84
Exercise price	$0 - 14	$3.0
Expected life (in years)	2.87 yrs.	5 yrs.
Volatility	37%	42%
Risk-fee interest rate	4.10%	5.02%
Dividend yield	—	—

The Company cannot use its historical volatility as expected volatility because there is not enough liquidity in trades of common stock during a term comparable to the expected term of stock option issued. The Company relies on the expected volatility of comparable publicly traded companies within its industry sector, which is deemed more relevant, to compute its expected volatility.

Unamortized future option expense was $13.9 million (excluding certain market-based options which management cannot ascertain to have a probable outcome amounting to $63 million) at March 31, 2024 and it is expected to be recognized over a weighted-average period of 2 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during three month ended March 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2024	2,063,522	$5.76
Issued	—	—
Exercised	—	—
Forfeited	(14,375)	—
Balance, March 31, 2024	2,049,147	$5.45

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	671,855	$11.5
Issued	1,391,667	3.0
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2023	2,063,522	$5.76

During the three months ended March 31, 2024, the Company did not issued any warrants. During the three months ended March 31, 2023 as an inducement to enter certain financing transactions, the Company issued 1,391,667 3- year warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet.

(D) Restricted stock units

A summary of the Company’s non-vested restricted stock units during the three months ended March 31, 2024 and 2023 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2024	4,919,702	$4.21
Granted	600,000	1.76
Vested	(770,888)	3.79
Forfeited	(13,834)	1.52
Non-Vested restricted stock units, March 31, 2024	4,734,980	$3.98

Non-vested restricted stock units, January 1, 2023	2,516,461	$8.39
Granted	9,096	3.29
Vested	(540,188)	10.73
Forfeited	(5,400)	11.4
Non-vested restricted stock units on March 31, 2023	1,979,969	$7.87

The weighted-average remaining contractual life of the restricted units as of March 31, 2024 is 1.3 years.

One RSU gives the right to receive one share of the Company’s common stock. RSUs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSU and RSA awards is expensed on a straight-line basis over the vesting period.

During the three months ended March 31, 2024, and 2023, the Company recognized compensation expense of $ 3,295,029, and $2,963,702, respectively, related to stock options, RSUs and RSAs.

NOTE 11 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue during the three months ended March 31, 2024 and 2023. The Company had one third-party payor accounts receivable balance representing 24% of the Company’s total accounts receivable at March 31, 2024 and none at March 31, 2023.

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

NOTE 12 PROFORMA FINANCIAL STATEMENTS (unaudited)

The following pro forma consolidated results of operations have been prepared as if the acquisition occurred on January 1, 2023:

Three-month period ended March 31,
2023
Revenues	$18,636,969
Net loss	$(10,349,191)
Basic and diluted loss per share	$(0.11)
Weighted average number of shares outstanding- basic and diluted	90,601,616

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

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2024, which is the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and in other filings with the Securities and Exchange Commission (the “SEC”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

Overview

We have a series of advanced-safe-smart platform technologies. Our first- and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need to touch hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, BLE and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2024. We hold over 96 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Inflation and related risk of recession has continued to impact operations during 2023 and 2024. Inflationary factors, such as increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

The Israel-Hamas war may adversely impact our operations in the near future. We have a number of developers working in Israel. If such individuals are called for service or this war escalates regionally, it may create work interruptions leading to longer periods between releases of offering improvements and increased costs.

During April 2023, we completed the previously announced acquisition of all the issued and outstanding shares of Belami, a strategic e-commerce lighting and home décor conglomerate. The Company paid cash and issued an aggregate of 3,776,706 shares of common stock as consideration for the acquisition (including shares issued in April 2024). The Company expects that Belami will serve as a marketing and growth platform and should provide several distribution channels, including to retail customers, builders, and professionals.

Recent Developments

In March 2024, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the stock purchase agreement for the acquisition of Belami. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers on the first anniversary of the closing of the Belami acquisition. Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal becoming due on May 16, 2025, and can be converted by the sellers into shares of our common stock at any time at $3.00 per share of our common stock. The Seller Notes include customary events of default accelerating maturity, including a breach of the Company’s covenants, representations, and warranties under the Belami stock purchase agreement and a change of control of Belami. The letter agreement further provided that the Company will perform all other obligations arising on the first anniversary of the closing, including issuance of shares of common stock due to sellers, and that on such date the non-fundamental representations and warranties will expire, and the Company will release $750,000 held in escrow. In April 2024, the Company issued an aggregate of 1,853,421 shares of common stock to the sellers and released the escrow amount.

On April 11, 2024, the Company entered into an amendment to the letter agreement previously entered into with GE Trademark Licensing, Inc. (“GE-TL”) in December 2023, which extended the deadline for the Company to issue the convertible note to GE-TL to May 1, 2024, and also issued a three-year, $1.0 million convertible note to GE-TL, thereby reducing obligations due in 2027 by $400,000. The note does not bear interest, and the principal amount of the note is convertible into shares of the Company’s common stock at any time at the option of the holder at $1.07 per share.

During the second quarter of 2023, we began our at the market offering (“ATM”) pursuant to which we may sell up to $20 million of shares of our common stock.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,		Increase/(Decrease) Between the Months Ended March 31,
	2024	2023	2024	2023
Revenue	$18,977,821	$10,025	$18,967,796	NM
Cost of revenues	13,399,771	1,468	13,398,303	NM
Gross income	5,578,050	8,557	5,569,493	NM

Selling and marketing expenses	6,586,816	1,299,859	5,226,957	402%
General and administrative expenses	7,939,581	5,948,346	1,991,235	33%
Total expenses, net	14,466,397	7,248,205	7,218,192	100%
Other income / (expense)
Interest expense	(787,854)	(730,621)	57,233	NM

Total other income (expense), net	(787,854)	(730,621)	57,233	8%
Net loss	$(9,676,201)	$(7,970,269)	$1,705,932	21%

NM: Not meaningful

Revenue

The increase in revenues during the three-month ended March 31, 2024, when compared to the prior year period, is primarily due to revenues from products marketed by Belami which was acquired in April 2023.

We believe that revenues will be higher in 2024 than in 2023, primarily resulting from revenues from Belami, and the sale of our advanced-safe-smart products.

Cost of Revenues

The cost of revenues consists primarily of costs associated with selling the products marketed by Belami. The increase in cost of revenues during the three-month periods ended March 31, 2024 when compared to the prior year period, is primarily due to costs associated with revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that cost of revenues will increase in 2024 compared to 2023, commensurate with an anticipated increase in revenues.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The increase in selling and marketing expenses is primarily due to such expenses increasing following the acquisition of Belami aggregating $4.4 million during the three-month period ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The increase in general, and administrative expenses during the three months ended March 31, 2024, when compared to the prior year period was primarily due to the following:

●	Increase in general and administrative expenses following the acquisition of Belami aggregating $2.0 million;
●	Increase of depreciation and amortization expenses of $1.0 million primarily related to increased intangibles acquired during the second quarter of 2023

We believe that our operating expenses will be higher during 2024 when compared to 2023 as we continue to invest to support our anticipated growth and now includes such expenses related to Belami’s operations following its acquisition.

Other Income (Expense)

The increase in interest expense in the three-month periods ended March 31, 2024, when compared to the prior year period resulted primarily from interest charges related to increased interest-bearing weighted-average debt in the current period when compared to the prior year period.

Liquidity and Capital Resources

As of March 31, 2024 and 2023, we had $19.7 million and $23.1 million in cash, cash equivalents, and restricted cash respectively.

We have raised additional funds through the sale of our common stock for gross proceeds of $3.6 million and placements and offerings during the three-month period ended March 31, 2024.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three months ended March 31, 2024, we issued 2,733,361 shares of common stock under such a program for net proceeds of $ 3,582,610, net of brokerage fees of approximately $ 73,145. From inception through March 31, 2024, we issued 6,593,193 shares of common stock under such a program for net proceeds of $ 12,751,281, net of brokerage fees of approximately $ 260,230. As of March 31, 2024, the remaining amount to be used under the ATM offering program is $6.6 million.

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

We owe approximately $11.5 million under fixed rate obligations as of March 31, 2024. In addition, we owe GE certain minimum royalty payments under a license agreement which amounted to $3.7 million as of March 31, 2024.

On March 29, 2024, we entered into a letter agreement with Belami sellers, modifying certain obligations under the Stock Purchase Agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the Sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the Sellers on the first anniversary of the Closing. Each Seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal becoming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock.

Three-months period ended March 31, 2024:

We had $19.8 million in cash, cash equivalents, and restricted cash as of March 31, 2024.

We used $6.1 million in our operating activities which consists of a net loss of $9.7 million adjusted for the following:

●	Stock-based compensation of $3.3 million.
●	Depreciation and amortization of $1.0 million.

We generated $3.6 million in financing activities which were primarily related to proceeds we generated from the issuance of shares of our common stock.

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

Going Concern

The Company’s liquidity sources include $ 19.8 million in cash and cash equivalents, including restricted cash of $5.6 million, and $ 1.2 million of working capital at March 31, 2024. However, the Company has a history of recurring operating losses and its net cash used in operating activities amounted to $6.2 million and $4.1 million during the three months ended March 31, 2024 and March 31, 2023, respectively. The Company has also generated net cash provided by financing activities of $3.6 million and $10.3 million during the three months ended March 31, 2024 and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by supporting its continued growth, decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generate cash provided by financing activities through its at the market offering or other equity or debt financing means.

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

	For the three-months ended March 31,
	2024	2023
Net loss	$(9,676,201)	$(7,970,269)
Share-based payments	3,295,029	2,963,702
Interest expense	787,854	730,621
Depreciation, amortization	1,060,571	497,373
Transaction costs	-	-
EBITDA, as adjusted	$(4,532,747)	$(3,778,573)

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024, and December 31, 2023, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-Q, we are not a party to any material legal matters or claims., Legal proceedings are inherently uncertain and the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in such report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following is a summary of issuances of unregistered securities during the first quarter of 2024, to the extent not previously disclosed in a Current Report on Form 8-K filed by the Company: (i) the Company granted 393,703 shares of restricted shares of common stock pursuant to agreements regarding services provided to the Company: (ii) three of the Company’s previously issued subordinated convertible balloon promissory notes aggregating $575,000 were amended to, among other things, adjust the conversion price to $3.00 per share; and (iii) the Company issued convertible promissory notes to each of the sellers in the Belami acquisition in substitution of an aggregate of $3,117,408 in cash due to the sellers on April 28, 2024, which can be converted by the sellers into shares of the Company’s common stock at any time at $3.00 per share of the Company’s common stock.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 2024	386	$1.44	—	—
February 2024	6,421	1.50	—	—
March 2024	22,325	1.28	—	—
Total	29,132	$1.33	—	—

(1) Includes shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated by reference herein to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
10.1*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and John Campi (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.2*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and Patricia Barron (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.3	Form of Amendment No. 1 to Subordinated Convertible Balloon Promissory Note, dated March 29, 2024 (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.4	Letter Agreement to the Stock Purchase Agreement, as amended, dated March 29, 2024, by and among SKYX Platforms Corp., Mihran Berejikian, Nancy Berejikian and Michael Lack, and form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.5	Amendment of Letter Agreement relating to Trademark License Agreement, dated April 11, 2024, among SKYX Platforms Corp., SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.6	Convertible Promissory Note, dated April 11, 2024, issued to GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith).

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

SKYX PLATFORMS CORP.

Date:	May 14, 2024	By:	/s/ John P. Campi
John P. Campi, Co- Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2024	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 14, 2024	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

