Form 10-Q
period 2024-06-30
SKYX Platforms Corp.
filed 2024-08-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 101,589,495 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have been outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully integrate and manage the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale tax;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of governmental regulations, geopolitical conflicts, including the Israel-Hamas war and, including potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	risks related to our use of artificial intelligence capabilities in our product offerings, including operational and reputational risks;
●	the potential impact of widespread outages, interruptions or other failures of operational, communication, and other systems;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law;

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) June 30, 2024	(Audited) December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,684,989	$16,810,983
Restricted cash	2,000,000	2,750,000
Accounts receivable	3,020,314	3,384,976
Inventory	4,220,575	3,425,734
Deferred cost of revenues	310,679	224,445
Prepaid expenses and other assets	1,314,637	721,717
Total current assets	21,551,194	27,317,855

Other assets:
Furniture and equipment, net	347,644	436,587
Restricted cash	2,916,678	2,869,270
Right of use assets	20,835,756	21,214,652
Intangibles, definite life	7,151,496	8,141,032
Goodwill	16,157,000	16,157,000
Other assets	204,807	204,807
Total other assets	47,613,381	49,023,348

Total Assets	$69,164,575	$76,341,203

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$13,223,089	$12,388,475
Notes payable, current	5,495,192	5,724,129
Operating lease liabilities, current	2,256,501	1,898,428
Royalty obligation	800,000	800,000
Consideration payable	—	730,999
Deferred revenues	2,072,123	1,475,519
Convertible notes, current-related parties	950,000	950,000
Convertible notes, current	3,292,408	225,000
Total current liabilities	28,089,313	24,192,550

Long term liabilities:
Long term accounts payable and accrued expenses	261,624	744,953
Notes payable	763,276	1,016,924
Consideration payable	-	3,038,430
Operating lease liabilities	21,550,497	22,267,558
Convertible notes	7,315,775	5,758,778
Convertible notes related parties	-	—
Royalty obligations	1,700,000	3,100,000

Total long-term liabilities	31,591,172	35,926,643

Total liabilities	59,680,485	60,119,193
Stockholders’ Equity:
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 101,249,700 and 93,473,433 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	172,426,254	162,025,024
Accumulated deficit	(162,942,164)	(145,803,014)
Accumulated other comprehensive loss	-	—
Total stockholders’ equity	9,484,090	16,222,010

Total Liabilities and Stockholders’ Equity	$69,164,575	$76,341,203

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three-month ended June 30,		For the six-month ended June 30,
	2024	2023	2024	2023
Revenue	21,446,148	14,984,055	$40,423,969	$14,994,080
Cost of revenues	14,869,521	10,288,643	28,269,292	10,290,111
Gross profit loss	6,576,627	4,695,412	12,154,677	4,703,969

Selling and marketing expenses	6,271,708	5,544,230	12,798,524	6,844,089
General and administrative expenses	6,540,218	11,402,522	14,479,799	17,350,868
Total expenses, net	12,811,926	16,946,752	27,278,323	24,194,957

Loss from operations	(6,235,299)	(12,251,340)	(15,123,646)	(19,490,988)
Other income / (expense)
Interest expense, net	(1,227,650)	(1,218,732)	(2,015,504)	(1,939,353)
Gain on extinguishment of debt	-	1,201,857	—	1,201,857
Other income	-	-	—	—
Total other expense, net	(1,227,650)	(16,875)	(2,015,504)	(737,496)

Net loss	(7,462,949)	(12,268,215)	(17,139,150)	(20,228,484)
Other comprehensive loss:
Other comprehensive income (loss):	—	4,653	—	62,147
Net comprehensive loss attributed to common stockholders	$(7,462,949)	$(12,263,562)	$(17,139,150)	$(20,166,337)

Net loss per share - basic and diluted	$(0.08)	$(0.14)	$(0.18)	$(0.24)

Weighted average number of common shares outstanding – basic and diluted	99,445,289	86,621,015	97,261,721	84,843,914

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the three months ended June 30,		For the six months ended June30,
	2024	2023	2024	2023

Shares of Common stock
Balance, beginning of period	97,096,897	83,189,729	93,473,433	82,907,541
Common stock issued pursuant to offerings	801,706	2,984,308	3,535,067	2,984,308
Common stock issued pursuant to services	1,497,676	1,107,713	2,387,779	1,389,901
Common stock issued pursuant to conversion of preferred stock	—	880,400	—	880,400
Common stock issued pursuant to exercise of options and warrants	—	—	—	—
Common stock issued pursuant to acquisition	1,853,421	1,923,285	1,853,421	1,923,285
Common stock issued pursuant to antidilutive provisions	—	—	—	—
Common stock issued pursuant to extinguishment of debt	—	574,713	—	574,713
Balance, June 30	101,249,700	90,660,148	101,249,700	90,660,148

Common stock and paid-in capital
Balance, beginning of period	$168,975,808	$122,573,318	$162,025,024	$114,039,638
Common stock issued pursuant to stock offering	674,540	7,446,274	4,330,295	7,446,274
Common stock issued pursuant to services	2,775,906	7,674,832	6,070,935	10,638,534
Common stock issued pursuant to conversion of preferred stock	—	220,099	—	220,099
Common stock issued pursuant to exercise of options and warrants	—	—	—	—
Debt discount	—	—	—	5,569,978
Common stock issued pursuant to acquisition	—	7,327,716	—	7,327,716
Common stock issued pursuant to extinguishment of debt	—	2,040,231	—	2,040,231
Common stock issued pursuant to antidilutive provisions	—	—	—	—
Balance, June 30	$172,426,254	$147,282,469	$172,426,254	$147,282,469

Accumulated Deficit
Balance, beginning of period	$(155,479,215)	$(114,030,627)	$(145,803,014)	$(106,070,358)
Net loss	(7,462,949)	(12,268,215)	(17,139,150)	(20,228,484)
Non-controlling interest	—	—	—	—
Common stock issued pursuant to antidilutive provisions	—	—	—	—
Preferred dividends	—	—	—	—
Balance, end of period	$(162,942,164)	(126,298,842)	$(162,942,164)	(126,298,842)

Accumulated other comprehensive loss
Balance, beginning of period	—	(4,653)	—	(62,147)
Other comprehensive income	—	4,653	—	62,147
Balance, end of period	—	—	—	—

Total stockholders’ equity	$9,484,090	$20,983,627	$9,484,090	$20,983,627

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,139,150)	$(20,228,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,399,350	1,031,732
Amortization of debt discount	604,976	520,349
Gain on forgiveness of debt	—	(1,201,857)
Non-cash equity-based compensation expense	6,070,935	10,638,534
Change in operating assets and liabilities:
Inventory	(794,841)	(1,114,063)
Accounts receivable	364,662	40,551
Prepaid expenses and other assets	(592,920)	449,358
Deferred charges	(86,234)	186,900
Deferred revenues	596,604	(266,218)
Operating lease liabilities	(1,021,684)	(199,417)
Accretion operating lease liabilities	—	798,229
Other assets	—	—
Royalty obligation	(400,000)	—
Consideration payable	(750,000)	—
Accounts payable and accrued expenses	351,283	2,700,311

Net cash used in operating activities	(10,397,019)	(6,644,075)

Cash flows from investing activities:
Purchase of debt securities	—	(136,033)
Proceeds from disposition of debt securities	—	7,572,136
Acquisition, net of cash acquired	—	(4,206,200)
Purchase of property and equipment	(279,277)	—
Net cash used in investing activities	(279,277)	3,229,903

Cash flows from financing activities:
Proceeds from issuance of common stock- offerings	4,418,721	7,826,045
Placement cost	(88,426)	(379,772)
Proceeds from line of credit	—	2,000,000
Proceeds from issuance of convertible notes	—	10,350,000
Principal repayments of notes payable	(482,585)	(2,147,900)
Net cash provided by financing activities	3,847,710	17,648,373

(Decrease) increase in cash, cash equivalents and restricted cash	(6,828,586)	14,234,201
Cash, cash equivalents, and restricted cash at beginning of period	22,430,253	9,461,597
Cash, cash equivalents and restricted cash at end of period	$15,601,667	$23,695,798
Supplementary disclosure of non-cash financing activities:

Substitution of consideration payable to convertible notes	$3,117,408	$—
Substitution of royalty payable to convertible notes	1,000,000	—
Common stock issued pursuant to extinguishment of debt	—	2,040,231
Right-of-use assets and operating lease liabilities	662,698	—
Preferred stock conversion to common	—	220,099
Business acquisition:
Assets acquired excluding identifiable intangible assets and goodwill and cash	—	7,090,094
Liabilities assumed and consideration payable	—	19,439,856
Identifiable intangible assets and goodwill, net of cash outlay	—	19,677,478
Fair value of shares issued pursuant to acquisition	—	7,327,716
Debt discount	—	5,569,978

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

Going Concern

The Company’s liquidity sources include $ 15.6 million in cash and cash equivalents, including restricted cash of $4.9 million, and $ 6.5 million of working capital deficit as of June 30, 2024. The Company has a history of recurring operating losses and its net cash used in operating activities amounted to $10.4 million and $6.6 million during the six months ended June 30, 2024, and 2023, respectively. The Company has also generated net cash provided by financing activities of $3.8 million and $17.6 million during the six months ended June 30, 2024 and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional disclosures and accounting policies.

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

Reclassifications

For comparability, reclassifications of prior-year balances were made to conform with current-year presentations, such as sales and marketing expenses which were previously included in selling, general, and administrative expenses in the 2023 comparable periods.

Basis of Consolidation

The consolidated financial statements include the results of the Company and one of its subsidiaries, SQL Lighting and Fans LLC from January 1, 2023 and the results from its remaining subsidiaries, Belami, Inc., BEC, CA 1, Inc., BEC CA 2, LLC, Luna BEC, Inc., and Confero Group LLC from April 28, 2023. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. On June 30, 2024, and December 31, 2023, the Company’s cash composition was follows:

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$10,684,989	$16,810,983
Restricted cash	4,916,678	5,619,270
Total cash, cash equivalents and restricted cash	$15,601,667	$22,430,253

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2023 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.8 million as of June 30, 2024 and December 2023. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $750,000 in an escrow account as of December 31, 2023 which was released to Belami, Inc. sellers in April 2024. Furthermore, the Company secured a line of credit of $2.0 million with cash of the equivalent amount.

Customer Contracts Balances

Accounts receivables are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivables are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of June 30, 2024, and December 31, 2023, the Company’s allowance for doubtful accounts was $16,394 and $54,987, respectively. The Company determines an allowance for sales returns based upon historical experience. As of June 30, 2024, and December 31, 2023, the Company’s allowance for sales returns was $255,234 and $182,584, respectively, and is recorded as an accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. Deferred revenues amounted to $2,072,123 and $1,475,519 as of June 30, 2024 and December 31, 2023, respectively.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of related inventory, freight, and sales charges. The deferred charges amounted to $310,679 and $224,445 as of June 30, 2024 and December 31, 2023, respectively.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	June 30, 2024	December 31, 2023
Inventory, component parts	$2,961,795	$2,230,252
Inventory, finished goods	2,558,780	2,495,482
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$4,220,575	$3,425,734

The Company will maintain an allowance based on specific inventory items that have shown no activity over a reasonable period. The Company tracks inventory as it is repurposed, disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. The Company has recorded an allowance of $1.3 million as of June 30, 2024, and December 31, 2023.

GE Agreements

The Company has the following agreements with General Electric (“GE”) related to the Company’s products.

A U.S. and Global Licensing and Master Service Agreement dated December 4, 2023, which replaced a prior agreement with similar terms. The agreement expires on December 4, 2028 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license certain of the Company’s Standard and Smart plug-and-play products set forth in a statement of work in the U.S. and worldwide. Pursuant to the agreement, the Company expects that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Six Sigma” guidelines. For products licensed to third parties, the Company and GE will each receive a specified percentage of the earned revenue realized from such licensing, unless otherwise provided in the applicable statement of work.

The second agreement consists of a letter agreement dated November 28, 2023, as amended on April 11, 2024. The agreement expires on December 15, 2027 and includes a Repayment Plan Under U.S. and Global Trademark Agreement dated June 15, 2011 (as later amended), which expired November 30, 2023, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. Under this new payment arrangement, the Company pays royalty payment obligation of $2.7 million in the aggregate (the “Royalty Payment”) payable in quarterly installments beginning on December 15, 2023 and ending on December 15, 2026 and issued a convertible promissory note amounting to $1.0 million,

Loss Per Share

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the three- and six-month ended June 30, 2024, and 2023, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on June 30, 2024, and June 30, 2023:

	June 30, 2024	June 30, 2023
Stock warrants	1,834,191	2,063,522
Stock options	36,846,476	34,233,900
Convertible notes	6,275,148	3,536,668
Preferred stock	–	–
Total	44,955,815	39,834,090

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Machinery and equipment	$391,895	$282,799
Computer equipment	6,846	6,846
Furniture and fixtures	36,059	36,059
Tooling and production	672,509	642,509
Software development costs	219,076	109,096
Leasehold improvements	30,553	30,553
Total	1,356,938	1,107,862
Less: accumulated depreciation	(1,009,294)	(671,275)
Total, net	$347,644	$436,587

Depreciation expenses amounted to $338,019 and $64,494 during the six-month ended June 30, 2024 and 2023, respectively.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		June 30, 2024			December 31, 2023
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(803,571)	$3,696,429	$4,500,000	$(428,571)	$4,071,429
E-commerce technology platforms	4	3,900,000	(1,137,500)	2,762,500	3,900,000	(650,000)	3,250,000
Patents and other	15	931,831	(239,264)	692,567	1,040,927	(221,324)	819,603
		$9,331,831	$(2,180,335)	$7,151,496	$9,440,927	$(1,299,895)	$8,141,032

Amortization expense on intangible assets amounted to $ 880,440 and $283,550 during the six-month ended June 30, 2024 and 2023, respectively.

The following table sets forth the estimated amortization expense for the next five years:

Six months ended December 31, 2024	$755,591
2025	1,673,613
2026	1,673,613
2027	1,511,113
2028	698,613
2029	698,613

NOTE 5 DEBTS

The following table presents the details of the principal outstanding:

	June 30, 2024	December 31, 2023	APR at June 30, 2024	Maturity	Collateral
Convertible Notes (b,c)	15,592,408	11,525,000	6.00 – 10.00%	September 2023-March 2026	Substantially all company assets
Notes payable to financial institutions(a)	6,211,424	6,348,104	7.93-8.5%	August 2024-August 2026	Inventory, accounts receivable, cash

Notes payable to Belami sellers	–	247,927	4.86%	April 2024	–

SBA-related loans	145,022	145,022	3.75%	April 2025-November 2052	Substantially all Company assets
Total	$21,948,854	$18,266,053
Unamortized debt discount	(4,132,203)	(4,591,222)
Debt, net of Unamortized debt Discount	$17,816,651	$13,674,831

	For the six-month period ended
	June 30, 2024	June 30, 2023
Interest expense	$2,015,504	$1,939,353

As of June 30, 2024, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended June 30, 2025	$9,737,600
Twelve months ended June 30, 2026	508,677
Twelve months ended June 30, 2027	1,118,138
Twelve months ended June 30, 2028	10,451,017
Twelve months ended June 30, 2029 and thereafter	133,422
$21,948,854

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.

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

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $278,499 as amortized debt discount during six month ended June 30, 2024, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

(c)

On March 29, 2024, the Company and the Belami Sellers entered into a letter agreement modifying certain obligations under the Belami stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers on the first anniversary of the closing. Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal becoming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock.

Additionally, the convertible promissory notes include a $1.0 million note payable to GE in April 2024. The convertible note is due in April 2027, does not bear interest and is convertible at a price of $1.07 per share.

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

In January 2024 the Company entered in a 35-month lease related to its Sacramento office. The Company recognized a right-of-use asset and a liability of $ 662,698 pursuant to such lease.

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of June 30, 2024:

	Six Month Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$1,021,684	$207,130
Right-of-use assets obtained in exchange for new operating lease obligations	$662,696	$-
Fixed rent payments
Lease – Depreciation expense	$1,041,593	$426,714
Weighted-average discount rate	6.48%	6.41%
Weighted-average remaining lease term (in months)	98	108

Minimum Lease obligation
Twelve months ended June 30, 2025	$2,315,810
Twelve months ended June 30, 2026	2,480,432
Twelve months ended June 30, 2027	2,500,009
Twelve months ended June 30, 2028	2,377,117
Twelve months ended June 30, 2029 and thereafter	14,133,630
Total	$23,806,998

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

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued interest, convertible notes	$889,383	$744,953
Trade payables	12,092,406	11,513,918
Accrued compensation	502,924	874,557
	$13,484,713	$13,133,428

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of June 30, 2024, and December 31, 2023 and accrued interest of $ 289,887 and $151,081, respectively.

NOTE 10 STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock

The Company issued the following common stock during the six months ended June 30, 2024, and 2023:

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2024 Equity Transactions
Common stock issued, pursuant to services provided	2,387,779	6,070,935	$0.83 -1.78
Common stock issued pursuant to stock at the market offering, net	3,535,067	4,330,295	0.952- 1.64

Common stock issued pursuant to acquisition (1)	1,853,421	––	––

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2023 Equity Transactions
Common stock issued, pursuant to services provided	1,389,901	10,638,534	$2.67-3.49
Common stock issued pursuant to stock at the market offering, net	2,984,308	7,446,274	2.55-3.25
Common stock issued pursuant to conversion of preferred stock	880,400	220,099	0.25
Common stock issued pursuant to acquisition	1,923,285	7,327,716	3.81
Common stock issued pursuant to extinguishment of debt	574,713	2,040,231	3.55

As of June 30, 2024, the remaining amount to be used under the ATM offering program is $5.8 million.

(1)	Common stock issued pursuant to the acquisition consists of shares issued in April 2024 pursuant to the acquisition of Belami. The value of the shares issued in April 2024 was reflected in the common stock and additional paid-in capital at the date of acquisition in 2023.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the six months ended June 30, 2023:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at January 1, 2023	880,400	$220,099	$0.25
2023 Preferred Stock redemptions	880,400	220,099	0.25
Preferred Stock Balance at June 30, 2023	—	$—	$—

The Series A Preferred Stock was convertible at the holder’s option. The Company could repurchase shares of the Preferred Stock for $3.50 per share. Holders also have a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, and therefore the stock is classified as Mezzanine equity rather than permanent equity.

There were no shares of Series A Preferred Stock outstanding on June 30, 2024 and the Company terminated its designation of the Series A Preferred Stock. The Company has not designated any other preferred stock as of June 30, 2024.

(C) Stock Options

The following is a summary of the Company’s stock option activity during the six-month ended June 30, 2024, and 2023:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	35,805,976	$7.33	––	$1,017,750
Exercised	––	––	––	––
Granted	1,481,000	1.23	––	––
Forfeited	(440,500)	2.21	—	—
Outstanding, June 30, 2024	36,846,476	$7.14	2.58	$1,029,750

Exercisable, June 30, 2024	14,442,850	$4.50	2.07	$1,017,750

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.7	-	$6,472,400
Awards Granted in Period	1,370,150	3.3	-	-

Awards expired	(425,500)	$4.0	-	-

Outstanding, June 30, 2023	34,233,900	$7.6	3.15	$6,472,400

Exercisable, June 30, 2023	12,847,747	$4.4	1.92	$6,472,400

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	Range	Range
Stock price	$0.92 - 1.76	$3.74-3.84
Exercise price	$0.92 - 1.68	$3.74-3.84
Expected life (in years)	2.57- 3.50 yrs.	3.5-5 yrs.
Volatility	36 - 90%	48-54%
Risk-fee interest rate	4.10 - 4.62%	3.51-5.02%
Dividend yield	—	—

The Company does not have historical stock prices that can be reliably determined for a period that is at least equal to the expected terms of its options. The expected options terms are 3.5 years and its historical period is 2.4 years. The Company relies on the expected volatility of comparable peer-group publicly traded companies within its industry sector, to supplement the Company’s historical data for the period of the expected terms of the options that exceeds the period of the Company’s historical volatility data.

Unamortized future option expense was $14.4 million (excluding certain market-based options which management cannot ascertain to have a probable outcome amounting to $63 million) at June 30, 2024 and it is expected to be recognized over a weighted-average period of 2 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2024	2,063,522	$5.76
Issued	—	—
Exercised	—	—
Forfeited	(229,331)	9.94
Balance, June 30, 2024	1,834,191	$5.25

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	671,855	$11.5
Issued	1,391,667	3.0
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2023	2,063,522	$5.76

During the six months ended June 30, 2024, the Company did not issue any warrants. During the six months ended June 30, 2023, as an inducement to enter certain financing transactions, the Company issued 1,391,667 3- year warrants to certain noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet.

(D) Restricted stock units

A summary of the Company’s non-vested restricted stock units during the six months ended June 30, 2024 and 2023 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2024	$4,919,702	$4.21
Granted	2,238,480	1.16
Vested	(2,556,393)	2.9
Forfeited	(22,334)	1.45
Non-Vested restricted stock units, June 30, 2024	4,579,455	3.46

Non-vested restricted stock units, January 1, 2023	2,516,461	8.39
Granted	2,955,900	3.08
Vested	(1,689,901)	5.27
Forfeited	(227,891)	10.71
Non-vested restricted stock units on June 30, 2023	3,554,569	5.27

The weighted-average remaining contractual life of the restricted units as of December 31, 2023, is 1.85 years.

One RSU and RSA gives the right to receive one share of the Company’s common stock. RSU and RSAs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSU and RSA awards is expensed on a straight-line basis over the vesting period.

During the six-month ended June 30, 2024, and 2023, the Company recognized compensation expenses of $ 6,070,935, and $10,638,534, respectively, related to RSUs and RSAs.

NOTE 11 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue during the six-month period ended June 30, 2024 and 2023. The Company had one third-party payor accounts receivable balance representing 24% of the Company’s total accounts receivable on June 30, 2024, and June 30, 2023.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product and Geographic Markets

The Company generates its income primarily from lighting and heating products sold primarily in the United States.

NOTE 12 PROFORMA FINANCIAL STATEMENTS (unaudited)

The following pro forma consolidated results of operations have been prepared as if the acquisition occurred on January 1, 2023:

	Three-month period ended June 30, 2023	Six-month period ended June 30, 2023
Revenues	$20,416,569	$39,031,541
Net loss	$(10,362,183)	$(18,802,429)
Basic and diluted loss per share	$(0.11)	$(0.20)
Weighted average number of shares outstanding- basic and diluted	93,874,115	92,097,014

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

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2024, which is the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in this Form 10-Q, and in other filings with the Securities and Exchange Commission (the “SEC”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second--generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2024. We expect to manufacture the additional product offerings in the second half of 2024. We hold over 97 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Inflation and related risk of recession increased during 2022 and have continued to impact operations during 2023 and 2024. Inflationary factors, such as increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

The Israel-Hamas war may adversely impact our operations in the near future. We have a number of developers working in Israel. If such individuals are called for service or this war escalates regionally, it may create work interruptions leading to longer periods between releases of offering improvements and increased costs.

During April 2023, we completed the previously announced acquisition of all the issued and outstanding shares of Belami, a strategic e-commerce lighting and home décor conglomerate. The Company paid cash and issued an aggregate of 3,776,706 shares of our common stock as consideration for the acquisition. The Company expects that Belami will serve as a marketing and growth platform and should provide several distribution channels, including to retail customers, builders, and professionals.

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

Results of Operations

Comparison of the Three and Six months Ended June 30, 2024, and 2023

	Three month ended June 30,		Increase/	Increase/	Six month ended June 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
Revenue	21,446,148	14,984,055	6,462,093	43	40,423,969	14,994,080	25,429,889	169
Cost of revenues	14,869,521	10,288,643	4,580,878	45	28,269,292	10,290,111	17,979,181	174
Gross profit	6,576,627	4,695,412	1,881,215	40	12,154,677	4,703,969	7,450,708	158

Selling and marketing expenses	6,271,708	5,544,230	727,478	13	12,798,524	6,844,089	5,954,435	87
General and administrative expenses	6,540,218	11,402,522	(4,862,304)	(43)	14,479,799	17,350,868	(2,871,069)	(17)
Total expenses	12,811,926	16,946,752	(4,134,826)	(24)	27,278,323	24,194,957	3,083,366	12
Operating loss	(6,235,299)	(12,251,340)	6,016,041	(49)	(15,123,646)	(19,490,988)	4,367,342	(23)
Other income / (expense)			-
Interest expense, net	(1,227,650)	(1,218,732)	(8,918)	1	(2,015,504)	(1,939,353)	(76,151)	3
Gain on extinguishment of debt	-	1,201,857	(1,201,857)	(100)	-	1,201,857	(1,201,857)	(100)
Total other income (expense), net	(1,227,650)	(16,875)	(1,210,775)	NM	(2,015,504)	(737,496)	(1,278,008)	173
			-
Net loss	(7,462,949)	(12,268,215)	(4,805,266)	(39)	(17,139,150)	(20,228,484)	(3,089,334)	(15)

NM: Not meaningful

Revenue

	Three month ended June 30,		Increase/	Increase/	Six month ended June 30,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %	2024($)	2023($)	Decrease $	Decrease %
Revenue	21,446,148	14,984,055	6,462,093	43	40,423,969	14,994,080	25,429,889	169

The increase in revenues during the 2024 interim periods is primarily due to revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that revenues will be higher in 2024 than in 2023, primarily resulting from revenues from Belami, which was acquired in April 2023 and the sale of our advanced and smart products.

Cost of Revenues

	Three month ended June 30,		Increase/	Increase/	Six month ended June 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
Cost of revenues	14,869,521	10,288,643	4,580,878	45	28,269,292	10,290,111	17,979,181	174

The cost of revenue consists primarily of costs associated with selling the products marketed by Belami. The increase in cost of revenues during the 2024 interim periods is commensurate with the increase in revenues and is primarily due to costs associated with revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that cost of revenues will increase in 2024 compared to 2023, commensurate with an anticipated increase in revenues.

Sales and Marketing Expenses

	Three month ended June 30,		Increase/	Increase/	Six month ended June 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
Selling and marketing expenses	6,271,708	5,544,230	727,478	13	12,798,524	6,844,089	5,954,435	87

Sales and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The increase in sales and marketing expenses during the 2024 interim periods is primarily due to such expenses increasing following the acquisition of Belami on April 28, 2023

General and Administrative Expenses

	Three month ended June 30,		Increase/	Increase/	Six month ended June 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
General and administrative expenses	6,540,218	11,402,522	(4,862,304)	(43)	14,479,799	17,350,868	(2,871,069)	(17)

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The decrease in general, and administrative expenses during the 2024 interim periods was primarily due to the following:

●	Decreased share-based payments resulting from greater issuance of shares to employees following the acquisition of Belami, Inc. during the second quarter of 2023;
●	Offset by increased amortization of intangibles during 2024 interim periods while only for partial period during the 2023 interim periods. The increase of depreciation and amortization expenses of $1.0 million primarily related to increased intangibles acquired during the second quarter of 2023.

We believe that our operating expenses will be higher during 2024 when compared to 2023 as we continue to invest to support our anticipated growth which now includes such expenses related to Belami’s operations following its acquisition.

Other Income (Expense)

	Three-month ended June 30,		Increase/	Increase/	Six-month ended June 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
Interest expense, net	(1,227,650)	(1,218,732)	(8,918)	1	(2,015,504)	(1,939,353)	(76,151)	3

The decrease in interest expense during the interim 2024 periods resulted primarily from interest charges related to increased interest-bearing weighted-average debt in the current periods when compared to the prior year periods.

	Three-month ended June 30,		Increase/	Increase/	Six-month ended June 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
Gain on extinguishment of debt	-	1,201,857	(1,201,857)	(100)	-	1,201,857	(1,201,857)	(100)

The decrease in gain on extinguishment of debt is due to a non-recurring gain on extinguishment of debt which occurred during the second quarter of 2023.

Liquidity and Capital Resources

As of June 30, 2024, and 2023, we had $15.6 million and $23.7 million in cash, cash equivalents, and restricted cash, respectively.

We have raised additional funds through the sale of our common stock for gross proceeds of $4.4 million and placements and offerings during the six-month period ended June 30, 2024.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three months ended June 30, 2024, we issued 801,706 shares of common stock under such a program for net proceeds of $747,682, net of brokerage fees of approximately $15,281. From inception through June 30, 2024, we issued 7,894,899 shares of common stock under such a program for net proceeds of $13,620,152, net of brokerage fees and legal fees of $619,415. As of June 30, 2024, the remaining amount to be used under the ATM offering program is $5.8 million.

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

We owe approximately $16.9 million under fixed rate obligations as of June 30, 2024. In addition, we owe GE certain minimum royalty payments under a license agreement and other accrued expenses which amounted to $2.5 million as of June 30, 2024.

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

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model”, we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our accounts receivable, inventory, net of trades payable, amounted to $(4.9) million and $(4.8) million as of June 30 and March 31, 2024, respectively.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during the six-month period ended June 30, 2024

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,139,150)	$(20,228,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,004,326	1,552,081
Gain on forgiveness of debt	-	(1,201,857)
Share-based payments	6,070,935	10,638,534
Change in operating assets and liabilities:
Working capital changes, net	(2,333,130)	2,595,651

Net cash used in operating activities	(10,397,019)	(6,644,075)

Cash flows from investing activities:
Debt securities disposition proceeds, net	-	7,436,103
Acquisition, net of cash acquired	-	(4,206,200)
Purchase of property and equipment	(279,277)	-
Net cash provided by (used in) investing activities	(279,277)	3,229,903

Cash flows from financing activities:
Proceeds from issuance of equity instruments, net of repayments	4,330,295	7,446,273
Proceeds from issuance of debt instruments, net	(482,585)	10,202,100

Net cash provided by financing activities	3,847,710	17,648,373

Change in cash and cash equivalents, and restricted cash	(6,828,586)	14,234,201
Cash, cash equivalents and restricted cash at beginning of period	22,430,253	9,461,597
Cash, cash equivalents and restricted cash at end of period	$15,601,667	$23,695,798

The changes in working capital, net are primarily attributable to timing differences in accounts receivable, accounts payable and deferred revenues.

Going Concern

The Company’s liquidity sources include $ 15.6 million in cash and cash equivalents, including restricted cash of $4.9 million, and $ 6.5 million of working capital deficit as of June 30, 2024. The Company has a history of recurring operating losses and its net cash used in operating activities amounted to $10.4 million and $6.6 million during the six months ended June 30, 2024, and 2023, respectively. The Company has also generated net cash provided by financing activities of $3.8 million and $17.6 million during the six months ended June 30, 2024 and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by supporting its continued growth, decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generate cash provided by financing activities through its at the market offering or other equity or debt financing means.

Non-GAAP Financial Measures

Management considers earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization expense associated with intangible assets, or items that do not involve a cash outlay, such as share-based payments, and non-recurring items, such as transaction costs. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows used in operating activities. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the three-months ended June 30,		For the six-months ended June 30
	2024	2023	2024	2023
Net loss	$(7,462,949)	$(12,268,215)	$(17,139,150)	$(20,228,484)
Share-based payments	2,775,906	7,674,832	6,070,935	10,638,534
Interest expense	1,227,650	1,218,732	2,015,504	1,939,353
Depreciation, amortization	1,338,779	534,359	2,399,350	1,031,732
Transaction costs	-	123,000	-	516,601
EBITDA, as adjusted	$(2,120,614)	$(2,717,292)	$(6,653,361)	$(6,102,264)

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2024, and December 31, 2023, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than as noted below. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in such report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

We have begun to incorporate artificial intelligence capabilities in our product offerings, which may present operational and reputational risks.

We are in the early stages of incorporating artificial intelligence (“AI”) capabilities into certain product offerings. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased, we could be subject to competitive risks, potential legal liability, and reputational harm, and our business, financial condition and results of operations may be adversely affected. The use of AI capabilities may also result in cybersecurity incidents, and any such cybersecurity incidents related to our use of AI capabilities could adversely affect our business. Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, and compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to use AI technologies in our products. There can be no assurance that the measures we have taken to mitigate the potential risks related to the use of AI technologies in our products will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 2024	—	$—	—	—
May 2024	—	—	—	—
June 2024	8,909	0.91	—	—
Total	8,909	$0.91	—	—

(1) Includes shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2+	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated by reference herein to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
10.1	Amendment of Letter Agreement relating to Trademark License Agreement, dated April 11, 2024, among SKYX Platforms Corp., SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.2	Convertible Promissory Note, dated April 11, 2024, issued to GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.3*	SKYX Platforms Corp. Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX PLATFORMS CORP.

Date:	August 12, 2024	By:	/s/ John P. Campi
John P. Campi, Co- Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

