Form 10-Q
period 2024-09-30
SKYX Platforms Corp.
filed 2024-11-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 102,501,694 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors, which have outcomes that are difficult to predict and may be outside our control, which may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully integrate and manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale tax;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition and stock price, including the effects of governmental regulations, geopolitical conflicts, including the Israel-Gaza-Lebanon war and, potentially deteriorating relationships with China, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our information systems, including our cloud-based infrastructure;
●	risks related to our use of artificial intelligence capabilities in our product offerings, including operational and reputational risks;
●	the potential impact of widespread outages, interruptions, or other failures of operational, communication, and other systems;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock; and
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Investors should refer to the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Form 10-Q for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) September 30, 2024	(Audited) December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,172,387	$16,810,983
Restricted cash	—	2,750,000
Accounts receivable	2,925,687	3,384,976
Inventory, net	4,538,112	3,425,734
Deferred cost of revenues	308,908	224,445
Prepaid expenses and other assets	1,040,595	721,717
Total current assets	18,985,689	27,317,855

Other assets:
Property and equipment, net	839,998	436,587
Restricted cash	2,876,382	2,869,270
Right of use assets	20,297,189	21,214,652
Intangibles, definite life	5,609,141	8,141,032
Goodwill	16,157,000	16,157,000
Other assets	204,807	204,807
Total other assets	45,984,517	49,023,348

Total Assets	$64,970,206	$76,341,203

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$16,838,539	$12,388,475
Accounts payable and accrued expenses-related party	500,000	—
Notes payable, current	3,622,945	5,724,129
Operating lease liabilities, current	2,447,069	1,898,428
Royalty obligation	1,000,000	800,000
Consideration payable	—	730,999
Deferred revenues	2,108,351	1,475,519
Convertible notes, current-related parties	950,000	950,000
Convertible notes, current	3,292,408	225,000

Total current liabilities	30,759,312	24,192,550

Long term liabilities:
Long term accounts payable and accrued expenses	300,520	744,953
Notes payable	636,291	1,016,924
Consideration payable	—	3,038,430
Operating lease liabilities	20,745,239	22,267,558
Convertible notes	7,594,274	5,758,778
Convertible notes related parties	—	—

Royalty obligations	1,100,000	3,100,000

Total long-term liabilities	30,376,324	35,926,643

Total liabilities	61,135,636	60,119,193
Stockholders’ Equity:
Common stock and additional paid-in-capital: $0 par value, 500,000,000 shares authorized; and 102,385,859 and 93,473,433 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	175,398,040	162,025,024
Accumulated deficit	(171,563,470)	(145,803,014)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	3,834,570	16,222,010

Total Liabilities and Stockholders’ Equity	$64,970,206	$76,341,203

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three-months ended September 30,		For the nine-months ended September 30,
	2024	2023	2024	2023
Revenue	22,168,919	21,617,579	$62,592,888	$36,611,659
Cost of revenues	15,327,319	14,917,493	43,596,611	25,207,604
Gross profit loss	6,841,600	6,700,086	18,996,277	11,404,055

Selling and marketing expenses	6,275,742	5,702,647	19,074,266	12,546,736
General and administrative expenses	8,171,293	7,519,042	22,651,096	24,869,910
Total expenses, net	14,447,035	13,221,689	41,725,362	37,416,646

Loss from operations	(7,605,435)	(6,521,603)	(22,729,085)	(26,012,591)
Other income / (expense)
Interest expense, net	(1,015,871)	(662,173)	(3,031,371)	(2,601,526)
Gain on extinguishment of debt	—	—	—	1,201,857

Total other expense, net	(1,015,871)	(662,173)	(3,031,371)	(1,399,669)

Net loss	(8,621,306)	(7,183,776)	(25,760,456)	(27,412,260)
Other comprehensive loss:
Other comprehensive income (loss):	—	—	—	62,147
Net comprehensive loss attributed to common stockholders	$(8,621,306)	$(7,183,776)	$(25,760,456)	$(27,350,113)

Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.25)	$(0.31)

Weighted average number of common shares outstanding – basic and diluted	103,507,590	91,081,313	101,481,416	87,055,643

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Shares of common stock
Balance, beginning of period	101,249,700	90,660,148	93,473,433	82,907,541
Common stock issued pursuant to offerings	—	592,150	3,535,067	3,576,458
Common stock issued pursuant to acquisition	—	—	1,853,421	1,923,285
Common stock issued pursuant to extinguishment of debt	—	—	—	574,713
Common stock issued pursuant to exercise of options	128,023	—	128,023	—
Common stock issued pursuant to conversion of preferred stock	—	—	—	580,400
Common stock issued pursuant to services	1,008,136	593,767	3,395,915	2,283,668

Balance, September 30	102,385,859	91,846,065	102,385,859	91,846,065

Common stock and paid-in capital
Balance, beginning of period	$172,426,254	$147,282,469	$162,025,024	$114,039,638
Common stock issued pursuant to offerings	—	785,256	4,330,295	8,231,529
Common stock issued pursuant to services	2,964,286	2,470,601	9,035,221	13,109,135
Common stock issued pursuant to conversion of preferred stock	—	—	—	220,099
Common stock issued pursuant to acquisition	—	—	—	7,327,716
Common stock issued pursuant to exercise of options	7,500	—	7,500	—
Common stock issued pursuant to extinguishment of debt	—	—	—	2,040,231
Debt discount	—	—	—	5,569,978
Balance, September 30	$175,398,040	$150,538,326	$175,398,040	$150,538,326

Accumulated Deficit
Balance, beginning of period	$(162,942,164)	$(126,298,842)	$(145,803,014)	$(106,070,358)
Net loss	(8,621,306)	(7,183,776)	(25,760,456)	(27,412,260)
Balance, end of period	$(171,563,470)	$(133,482,618)	$(171,563,470)	$(133,482,618)

Accumulated other comprehensive loss
Balance, beginning of period	$—	$—	$—	$(62,147)
Other comprehensive income	—	—	—	62,147
Balance, end of period	—	—	—	—

Total stockholders’ equity	$3,834,570	$17,055,708	$3,834,570	$17,055,708

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,760,456)	$(27,412,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,125,903	2,098,935
Amortization of debt discount	933,476	867,572
Impairment of intangible assets	1,118,750	—
Gain on forgiveness of debt	—	(1,201,857)
Non-cash equity-based compensation expense	9,035,220	13,109,135
Change in operating assets and liabilities:
Inventory	(1,112,378)	(1,675,394)
Accounts receivable	459,289	(512,826)
Prepaid expenses and other assets	(318,878)	79,224
Deferred charges	(84,463)	1,200,916
Deferred revenues	632,832	(74,111)
Operating lease liabilities	(1,636,374)	(215,743)
Accretion operating lease liabilities	—	890,474
Other assets	—	—
Royalty obligation	(400,000)	—
Consideration payable	(750,000)	—
Accounts payable and accrued expenses	1,805,631	2,753,572

Net cash used in operating activities	(12,951,448)	(10,092,363)

Cash flows from investing activities:
Purchase of debt securities	—	(136,033)
Proceeds from disposition of debt securities	—	7,572,136
Acquisition, net of cash acquired	—	(4,206,200)
Purchase of property and equipment	(536,014)	(119,942)
Net cash (used in) provided by investing activities	(536,014)	3,109,961

Cash flows from financing activities:
Proceeds from issuance of common stock- offerings	4,426,221	8,723,461
Placement costs	(88,426)	(491,932)
Proceeds from line of credit	120,687	6,197,695
Proceeds from anticipated issuance of preferred stock	1,800,000	—
Proceeds from anticipated issuance of preferred stock-related parties	500,000	—
Proceeds from issuance of convertible notes	—	10,350,000
Principal repayments of notes payable	(2,652,504)	(5,147,300)
Net cash provided by financing activities	4,105,978	19,631,924

(Decrease) increase in cash, cash equivalents and restricted cash	(9,381,484)	12,649,522
Cash, cash equivalents, and restricted cash at beginning of period	22,430,253	9,461,597
Cash, cash equivalents and restricted cash at end of period	$13,048,769	$22,111,119
Cash paid during the period for:
Interest	$1,161,304	$666,539
Supplementary disclosure of non-cash financing activities:

Substitution of consideration payable to convertible notes	$3,117,408	$—
Substitution of royalty payable to convertible notes	1,000,000	—
Business acquisition:
Assets acquiring excluding identifiable intangible assets and goodwill and cash	—	7,090,094
Liabilities assumed and consideration payable	—	19,755,903
Identifiable intangible assets and goodwill	—	19,993,525
Debt discount	—	5,569,978
Common stock issued pursuant to antidilutive provisions	—	—
Fair value of shares issued pursuant to acquisition	—	$7,327,716
Common stock pursuant to extinguishment of debt	—	2,040,231
Right-of-use assets and operating lease liabilities	662,698	—

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

Going Concern

The Company’s liquidity sources include $ 13 million in cash and cash equivalents, including restricted cash of $2.9 million held for long-term purposes, and $ 11.7 million of working capital deficit as of September 30, 2024. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $13.0 million and $10.1 million during the nine months ended September 30, 2024, and 2023, respectively. The Company has also generated net cash provided by financing activities of $4.1 million and $19.6 million during the nine months ended September 30, 2024 and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional disclosures and accounting policies.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results will differ from estimates.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. On September 30, 2024, and December 31, 2023, the Company’s cash composition was follows:

	September 30, 2024	December 31, 2023

Cash and cash equivalents	$10,172,387	$16,810,983
Restricted cash	2,876,382	5,619,270
Total cash, cash equivalents and restricted cash	$13,048,769	$22,430,253

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2023 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.8 million as of September 30, 2024 and December 2023. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $750,000 in an escrow account as of December 31, 2023 which was released to Belami, Inc. sellers in April 2024. Furthermore, the Company secured a line of credit of $2.0 million with cash of the equivalent amount as of December 31, 2023. The Company satisfied its obligations under the line of credit in August 2024.

Customer Contracts Balances

Accounts receivables are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivables are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of September 30, 2024, and December 31, 2023, the Company’s allowance for doubtful accounts was $8,584 and $54,987, respectively.

The Company determines an allowance for sales returns based upon historical experience. As of September 30, 2024, and December 31, 2023, the Company’s allowance for sales returns was $26,393 and $182,584, respectively, and is recorded as accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. Deferred revenues amounted to $2,108,351 and $1,475,519 as of September 30, 2024 and December 31, 2023, respectively.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of related inventory, freight, and sales charges. The deferred charges amounted to $308,908 and $224,445 as of September 30, 2024 and December 31, 2023, respectively.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	September 30, 2024	December 31, 2023
Inventory, component parts	$2,975,163	$2,230,252
Inventory, finished goods	2,862,949	2,495,482
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$4,538,112	$3,425,734

The Company will maintain an allowance based on specific inventory items that have shown no activity over a reasonable period. The Company tracks inventory as it is repurposed, disposed, scrapped, or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. The Company has recorded an allowance of $1.3 million as of September 30, 2024, and December 31, 2023.

GE Agreements

The Company has the following agreements with General Electric (“GE”) related to the Company’s products.

A U.S. and Global Licensing and Master Service Agreement dated December 4, 2023, which replaced a prior agreement with similar terms. The agreement expires on December 4, 2028 and includes automatic renewal provisions. Pursuant to such agreement, GE’s licensing team has the rights to exclusively license certain of the Company’s Standard and Smart plug-and-play products set forth in a statement of work in the U.S. and worldwide. Pursuant to the agreement, the Company expects that GE’s licensing team will seek and arrange licensee partners for our products in the U.S. and globally, including negotiating agreement terms, managing contracts, collecting payments, auditing partners, assisting with patent strategy and protection, and assisting in auditing product quality control under the “Nine Sigma” guidelines. For products licensed to third parties, the Company and GE will each receive a specified percentage of the revenue earned from such licensing, unless otherwise provided in the applicable statement of work.

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

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) for the period by the weighted average number of common stocks, common stock equivalents and potentially dilutive securities outstanding during each period.

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the three- and nine-month ended September 30, 2024, and 2023, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on September 30, 2024, and September 30, 2023:

	September 30, 2024	September 30, 2023
Stock warrants	1,817,523	2,063,522
Stock options	35,832,641	35,084,598
Unvested restricted stock	4,853,919	4,045,675
Convertible notes	6,475,709	3,920,005
Preferred stock	—	—
Total	48,979,792	45,113,800

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Equipment and furniture	$1,156,664	$968,213
Leasehold improvements	456,659	139,649
Total	1,643,876	1,107,862
Less: accumulated depreciation	(803,878)	(671,275)
Total, net	$839,998	$436,587

Depreciation expense amounted to $132,603 and $67,897 during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		September 30, 2024			December 31, 2023
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(910,708)	$3,589,292	$4,500,000	$(428,571)	$4,071,429
E-commerce technology platforms	1- 4	1,400,000	–	1,400,000	3,900,000	(650,000)	3,250,000
Patents and other	15	931,831	(311,982)	619,849	1,040,927	(221,324)	819,603
		$6,831,831	$(1,222,690)	$5,609,141	$9,440,927	$(1,299,895)	$8,141,032

Amortization expense on intangible assets amounted to $1,213,389 and $642,943 during the nine-month ended September 30, 2024, and 2023, respectively.

During the quarter ended September 30, 2024, the Company evaluated the effectiveness of the E-commerce technology platforms it acquired in 2023. Management determined that revenues could increase without increasing its operating expenses (and potentially decrease its general and administrative expenses) using a different E-commerce technology platform. Management believes it will discontinue using its legacy platforms and deploy a new E-commerce technology platform by October 1, 2025. Accordingly, the estimated useful life of its legacy platforms decreased from 4 to 1 year. The reduced estimated useful life of the intangible asset indicated a possible impairment of the carrying value of such intangible. Management prepared, with a third-party firm, an analysis of the future cash flows related to the legacy platform and determined that, as of September 30, 2024, such future cash flows were lower than the carrying value of the related intangible asset. Accordingly, management believes that its legacy platforms’ carrying value was impaired. Based on the future estimated discounted cash flows, Management believes that the carrying value of the legacy platforms should be $1.4 million. Accordingly, management recorded an impairment expense of $1.1 million and adjusted the carrying value of its legacy platform to $1.4 million as of and during the quarter ended September 30, 2024.

The following table sets forth the estimated amortization expense for the next five years:

Twelve months ended September 30:
2025	$2,089,449
2026	689,449
2027	689,449
2028	689,449
2029	689,449

NOTE 5 DEBTS

The following table presents the details of the principal outstanding:

	September 30, 2024	December 31, 2023	APR at September 30, 2024	Maturity	Collateral
Convertible Notes (b,c)	15,592,408	11,525,000	6.00 – 10.00%	September 2023-March 2028	Substantially all company assets
Notes payable to financial institutions and others(a)	4,259,234	6,493,126	7.93-8.5%	August 2025- November 2052	Substantially all Company assets

Notes payable to Belami sellers	–	247,927	4.86%	April 2024	–

Total	$19,851,644	$18,266,053
Unamortized debt discount	(3,755,726)	(4,591,222)
Debt, net of Unamortized debt Discount	$16,095,918	$13,674,831

	For the nine-month period ended
	September 30, 2024	September 30, 2023
Interest expense	$2,061,236	$1,939,353

As of September 30, 2024, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended September 30, 2025	$7,934,455
Twelve months ended September 30, 2026	428,688
Twelve months ended September 30, 2027	1,002,040
Twelve months ended September 30, 2028	10,353,039
Twelve months ended September 30, 2029 and thereafter	133,422
$19,851,644

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.

(b)	Included in Convertible Notes are loans provided to the Company from two directors and an officer. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, one of the convertible promissory note of $600,000 payable to a director matured in 2023, and the other remaining convertible promissory notes mature in May 2025, bear interest at an annual rate of 6% through December 2023 and 10% thereafter, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the notes are convertible at the option of the holder into shares of common stock at a conversion price ranging from $3 to $15 per share.

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $ 835,496 as amortized debt discount during the nine-month ended September 30, 2024, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

(c)	On March 29, 2024, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the Belami stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers on the first anniversary of the closing. Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal coming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock.

Additionally, the convertible promissory notes include a $1.0 million note payable to GE issued in April 2024. The convertible note is due in April 2027, does not bear interest and is convertible at a price of $1.07 per share.

NOTE 6 OPERATING LEASE LIABILITIES

In April 2022, the Company entered into a 58-month lease related to certain office and showroom space pursuant to a sublease that expires in February 2027. The Company recognized a right-of-use asset and a liability of $1,428,764 pursuant to this lease.

In September 2022, the Company entered a 124-month lease related to its future headquarters offices and showrooms space. The Company recognized a right-of-use asset and a liability of $22,192,503 pursuant to such lease. In connection with the execution of lease, the Company was required to provide the landlord with a letter of credit in the amount of $2.7 million, which is secured by the same amount of cash. In January 2024, the Company entered in a 35-month lease related to its Sacramento office. The Company recognized a right-of-use asset and a liability of $ 662,696 pursuant to such lease.

The following table outlines the total lease cost for the Company’s operating leases as well as weighed average information for these leases as of September 30, 2024:

	Nine Month Ended September 30,
	2024	2023
Cash paid for operating lease liabilities	$1,636,374	$710,135
Right-of-use assets obtained in exchange for new operating lease obligations	$662,696	$-
Fixed rent payments	2,703,789	746,652
Lease – Depreciation expense	$1,580,160	$1,404,634
Weighted-average discount rate	6.48%	6.41%
Weighted-average remaining lease term (in months)	96	105

Minimum Lease obligation
Twelve months ended September 30, 2025	$2,447,069
Twelve months ended September 30, 2026	2,537,065
Twelve months ended September 30, 2027	2,421,977
Twelve months ended September 30, 2028	2,436,559
Twelve months ended September 30, 2029 and thereafter	13,349,637
Total	$23,192,307

	For the nine-month period ended
	September 30, 2024	September 30, 2023
Interest expense	$1,122,282	$1,172,962

NOTE 7 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $2.1 million to GE pursuant to the license agreement as of September 30, 2024. The payments associated with this debt are payable in quarterly tranches aggregating $0.8 million during 2024 and 2025 and $0.9 million in 2026. The Company owed an additional amount of $1.4 million pursuant to its agreements with GE which is payable in 2027 as of March 31, 2024. During April 2024, GE and the Company agreed to reduce such additional amount by $400,000 in exchange for the issuance of a convertible promissory note of $1.0 million.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued interest, convertible notes	$1,141,670	$744,953
Funds received in anticipation of closing of Preferred shares	2,300,000	-
Trade payables	13,401,713	11,513,918
Accrued compensation	795,676	874,557
	$17,639,059	$13,133,428

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of September 30, 2024 and December 31, 2023 and accrued interest of $ 293,260 and $151,081as of September 30, 2024, and December 31, 2023, respectively.

Series A Preferred Stock

The Company received $500,000, in aggregate, from a director and one of the Company’s Co-Chief Executive Officers as well as from its President in anticipation of the closing of its Preferred Series A-1 shares in October 2024. These proceeds were reflected as accounts payable and accrued expenses in the accompanying balance sheet as of September 30, 2024.

NOTE 10 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during the nine months ended September 30, 2024, and 2023:

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2024 Equity Transactions
Common stock issued, pursuant to services provided	3,395,915	9,035,221	$0.82 -1.78
Common stock issued pursuant to stock at the market offering, net	3,535,067	4,330,295	0.952- 1.64
Common stock issued pursuant to exercise of options, net	128,023	7,500	.10
Common stock issued pursuant to acquisition (1)	1,853,421	––	––

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2023 Equity Transactions
Common stock issued, pursuant to services provided	2,238,668	13,109,135	$1.22-3.82
Common stock issued pursuant to stock at the market offering, net	3,576,458	8,231,529	2.55-3.25
Common stock issued pursuant to conversion of preferred stock	580,400	220,099	0.25
Common stock issued pursuant to acquisition	1,923,285	7,327,716	3.81
Common stock issued pursuant to extinguishment of debt	574,713	2,040,231	3.55

As of September 30, 2024, the remaining amount to be used under the ATM offering program is $5.9 million.

(1)	Common stock issued pursuant to the acquisition consists of shares issued in April 2024 pursuant to the acquisition of Belami. The value of the shares issued in April 2024 was reflected in the common stock and additional paid-in capital at the date of acquisition in 2023.

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the nine months ended September 30, 2023:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at January 1, 2023	880,400	$220,099	$0.25
2023 Preferred Stock redemptions	880,400	220,099	0.25
Preferred Stock Balance at September 30, 2023	—	$—	$—

The Series A Preferred Stock was convertible at the holder’s option. The Company could repurchase shares of the Preferred Stock for $1.20-2.00 per share. Holders also had a put option, allowing them to sell their shares of Preferred Stock back to the Company at $0.25 per share, and therefore the stock was classified as Mezzanine equity rather than permanent equity. This Series A Preferred Stock was retired during 2023.

During October 2024, the Company completed its authorization of the issuance of 440,000 shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock. The designations of each class of preferred stock are as follows:

Series A Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision, if issued below $2 per share, of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially outside the control of the holder);
●	Voting rights on as converted basis.

Series A-1 Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision, if issued below $2 per share, of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder);
●	Voting rights on as converted basis.

(C) Stock Options

The following is a summary of the Company’s stock option activity during the nine-month ended September 30, 2024, and 2023:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	35,805,976	$7.33	––	$740,820
Exercised	210,000	0.1	––	––
Granted	2,598,500	1.2	––	––
Forfeited	(2,436,835)	4.8	—	—
Outstanding, September 30, 2024	35,832,641	$7.08	2.33	$639,840

Exercisable, September 30, 2024	12,996,349	$4.31	2.05	$639,840

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.7	-	$2,370,800
Awards Granted in Period	2,221,350	2.85	-	-
Awards expired	(426,002)	$4.0	-	-

Outstanding, September 30, 2023	35,084,598	$7.5	2.9	$2,370,800

Exercisable, September 30, 2023	13,247,370	$4.4	2.31	$2,370,800

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the nine months ended September 30, 2024, and 2023:

	September 30, 2024	September 30, 2023
	Range	Range
Stock price	$0.90 - 1.63	$3.74-3.84
Exercise price	$0 - 14	$3.74-3.84
Expected life (in years)	2.50- 4.00 yrs.	3.5-5 yrs.
Volatility	36.7 – 96.5%	48-54%
Risk-fee interest rate	3.50 - 4.62%	3.51-5.02%
Dividend yield	—	—

The Company does not have historical stock prices that can be reliably determined for a period that is at least equal to the expected terms of its options. The expected options terms are 3.5 years, and its historical period is 2.7 years. The Company relies on the expected volatility of comparable peer-group publicly traded companies within its industry sector, to supplement the Company’s historical data for the period of the expected terms of the options that exceeds the period of the Company’s historical volatility data.

Unamortized future option expense was $14.4 million (excluding certain market-based options which management cannot ascertain to have a probable outcome amounting to $63 million) on September 30, 2024, and it is expected to be recognized over a weighted-average period of 1.2 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2024	2,063,522	$5.76
Issued	—	—
Exercised	—	—
Forfeited	(245,999)	9.94
Balance, September 30, 2024	1,817,523	$5.20

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	671,855	$11.5
Issued	1,391,667	3.0
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2023	2,063,522	$5.76

During the nine months ended September 30, 2024, the Company did not issue any warrants. During the nine months ended September 30, 2023, as an inducement to enter certain financing transactions, the Company issued 1,391,667 3- year warrants to certain noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet.

(E) Restricted stock units

A summary of the Company’s non-vested restricted stock units during the nine months ended September 30, 2024 and 2023 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2024	4,919,702	$4.21
Granted	3,789,980	0.69
Vested	(3,681,925)	2.33
Forfeited	(173,838)	2.88
Non-Vested restricted stock units, September 30, 2024	4,853,919	2.93

Non-vested restricted stock units, January 1, 2023	2,516,461	8.39
Granted	4,110,924	2.21
Vested	(2,325,308)	4.25
Forfeited	(256,402)	10.70
Non-vested restricted stock units on September 30, 2023	4,045,675	5.27

The weighted-average remaining contractual life of the restricted units as of September 30, 2024, is 1.7 years.

One RSU and RSA give the right to receive one share of the Company’s common stock. RSU and RSAs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSU and RSA awards is expensed on a straight-line basis over the vesting period.

During the nine-month ended September 30, 2024, and 2023, the Company recognized compensation expenses of $ 9,035,220, and $13,109,135, respectively, related to RSUs and RSAs.

NOTE 11 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue during the nine-month period ended September 30, 2024, and 2023. The Company had two customers with accounts receivable balances aggregating representing 23% of the Company’s total accounts receivable on September 30, 2024, and September 30, 2023 and one third party payor representing 48% and 24% of the Company’s total accounts receivable on September 30, 2024, and September 30, 2023, respectively.

Liquidity

The Company’s cash and cash equivalents are held primarily with two financial institutions. The Company has deposits which exceed the amount insured by the FDIC. To reduce the risk associated with the failure of such counterparties, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Product and Geographic Markets

The Company generates its income primarily from lighting and heating products, and increasingly, smart-based products sold primarily in the United States.

NOTE 12 PROFORMA FINANCIAL STATEMENTS (unaudited)

The following pro forma consolidated results of operations have been prepared as if the acquisition occurred on January 1, 2023:

Nine-month period ended September 30,
2023
Revenues	$60,649,120
Net loss	$(26,430,206)
Basic and diluted loss per share	$(0.28)
Weighted average number of shares outstanding- basic and diluted	92,768,792

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

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 12, 2024, which is the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the unaudited consolidated financial statements other than the following:

The Company generated proceeds of $11.0 million by issuing 440,000 shares of its newly authorized Preferred Series A and A-1 Stock in October 2024.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2024. We expect to manufacture the additional product offerings within the next six months. We hold over 97 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

The Israel-Hamas-Lebanon war may adversely impact our operations in the near future. We have a number of developers working in Israel. If such individuals are called for service or this war escalates regionally, it may create work interruptions leading to longer periods between releases of offering improvements and increased costs.

During April 2023, we completed the previously announced acquisition of all the issued and outstanding shares of Belami, a strategic e-commerce lighting and home décor conglomerate. The Company paid cash and issued an aggregate of 3,776,706 shares of our common stock as consideration for the acquisition. The Company expects that Belami will serve as a marketing and growth platform and should provide several distribution channels for our products, including to retail customers, builders, and professionals.

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

Recent Developments

In March 2024, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the stock purchase agreement for the acquisition of Belami. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers on the first anniversary of the closing of the Belami acquisition. Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal coming due on May 16, 2025, and can be converted by the sellers into shares of our common stock at any time at $3.00 per share of our common stock. The Seller Notes include customary events of default accelerating maturity, including a breach of the Company’s covenants, representations, and warranties under the Belami stock purchase agreement and a change of control of Belami. The letter agreement further provided that the Company would perform all other obligations arising on the first anniversary of the closing, including issuance of shares of common stock due to sellers, and that on such date the non-fundamental representations and warranties will expire, and the Company would release $750,000 held in escrow. In April 2024, the Company issued an aggregate of 1,853,421 shares of common stock to the sellers and released the escrow amount.

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

During October 2024, the Company completed its authorization of the issuance of 440,000 shares each of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock which generated proceeds of $11.0 million.

The designations of each class of preferred stock are as follows:

Series A Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially outside the control of the holder)
●	Voting rights on as converted basis.

Series A-1 Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder)
●	Voting rights on as converted basis.

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2024, and 2023

	Three months ended September 30,		Increase/	Increase/	Nine months ended September 30,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %	2024($)	2023($)	Decrease $	Decrease %
Revenue	22,168,919	21,617,579	551,340	3	62,592,888	36,611,659	25,981,229	71
Cost of revenues	15,327,319	14,917,493	409,826	3	43,596,611	25,207,604	18,389,007	73
Gross profit	6,841,600	6,700,086	141,514	2	18,996,277	11,404,055	7,592,222	67

Selling and marketing expenses	6,275,742	5,702,647	573,095	10	19,074,266	12,546,736	6,527,530	52
General and administrative expenses	8,171,293	7,519,042	662,251	9	22,651,096	24,869,910	(2,218,814)	(9)
Total expenses	14,447,035	13,221,689	1,225,346	9	41,725,362	37,416,646	4,308,716	12
Operating loss	(7,605,435)	(6,521,603)	1,083,832	17	(22,729,085)	(26,012,591)	(3,283,506)	(13)
Other income / (expense)			-
Interest expense, net	(1,015,871)	(662,173)	(353,698)	53	(3,031,371)	(2,601,526)	(429,845)	17
Gain on extinguishment of debt	-	-			-	(1,201,857)	(1,201,857)	(100)
Total other income (expense), net	(1,015,871)	(662,173)	(353,698)	NM	(3,031,371)	(1,399,669)	(1,631,702)	117
			-
Net loss	(8,621,306)	(7,183,776)	(1,437,530)	20	(25,760,456)	(27,412,260)	(1,651,804)	(6)

NM: Not meaningful

Revenue

	Three months ended September 30,		Increase/	Increase/	Nine months ended September 30,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %	2024($)	2023($)	Decrease $	Decrease %
Revenue	22,168,919	21,617,579	551,340	3	62,592,888	36,611,659	25,981,229	71

The increase in revenues during the three-month period ended September 30, 2024 is primarily due increased weighted average price of lighting and heating products offset by a decrease of units sold. The increase in revenues during the nine-month period ended September 30, 2024 is primarily due to revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that revenues will be higher in 2024 than in 2023, primarily resulting from revenues from Belami, which was acquired in April 2023 and the sale of our advanced and smart products. We believe that our revenues will be higher in 2025 than in 2024 primarily resulting from revenues from the sale of our advanced and smart products.

Cost of Revenues

	Three months ended September 30,		Increase/	Increase/	Nine months ended September 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
Cost of revenues	15,327,319	14,917,493	409,826	3	43,596,611	25,207,604	18,389,007	73

The cost of revenue consists primarily of costs associated with selling the products marketed by Belami. The increase in cost of revenues during the 2024 interim periods is commensurate with the increase in revenues and is primarily due to costs associated with revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that the cost of revenues will increase in 2024 compared to 2023, commensurate with an anticipated increase in revenues.

Sales and Marketing Expenses

	Three months ended September 30,		Increase/	Increase/	Nine months ended September 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
Selling and marketing expenses	6,275,742	5,702,647	573,095	10	19,074,266	12,546,736	6,527,530	52

Sales and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The increase in selling and marketing expenses during the three-month period ended September 30, 2024 is primarily due to increased marketing programs expenses. The increase in selling and marketing expenses during the nine-month period ended September 30, 2024 is primarily due to such expenses increasing following the acquisition of Belami on April 28, 2023

General and Administrative Expenses

	Three month ended September 30,		Increase/	Increase/	Nine months ended September 30,		Increase/	Increase/
	2024 ($)	2023 ($)	Decrease $	Decrease %	2024 ($)	2023 ($)	Decrease $	Decrease %
General and administrative expenses	8,171,293	7,519,042	662,251	9	22,651,096	24,869,910	(2,218,814)	(9)

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The increase in general and administrative expenses during the three-month period ended September 30, 2024 is primarily due to the following:

●	Nonrecurring impairment charge of $1.1 million of our E-commerce technology platforms which will be discontinued in September 2025 which will be replaced by a new platform expected to increase our revenues and possibly decrease our general and administrative expenses, offset by a decrease in share-based payments.

The decrease in general, and administrative expenses during the nine-month period ended September 30, 2024 primarily due to the following:

●	Decreased share-based payments resulting from greater issuance of shares to employees following the acquisition of Belami, Inc. during the second quarter of 2023;
●

Offset by increased amortization of intangibles which were amortized over nine months during 2024 and five months during 2023, following the acquisition of Belami in April 2023. The increase of depreciation and amortization expenses of $1.0 million primarily related to increased intangibles acquired during the second quarter of 2023. Additionally, we recognized an impairment expense of $1.1 million during the quarter ended September 30, 2024.

We believe that our operating expenses will be higher during 2024 when compared to 2023 as we continue to invest to support our anticipated growth which now includes such expenses related to Belami’s operations following its acquisition.

Other Income (Expense)

	Three-month ended September 30,		Increase/	Increase/	Nine-month ended September 30,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %	2024($)	2023($)	Decrease $	Decrease %
Interest expense, net	(1,015,871)	(662,173)	353,697	53	(3,031,374)	(2,601,526)	429,848	17

The increase in interest expense during the interim 2024 periods resulted primarily from interest charges related to increased interest-bearing weighted average debt in the current periods when compared to the prior year periods.

	Three-month ended September 30,		Increase/	Increase/	Nine-month ended September 30,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %	2024($)	2023($)	Decrease $	Decrease %
Gain on extinguishment of debt	-	-	-	-	-	1,201,857	(1,201,857)	(100)

The decrease in gain on extinguishment of debt is due to a non-recurring gain on extinguishment of debt which occurred during the second quarter of 2023.

Liquidity and Capital Resources

As of September 30, 2024, and 2023, we had $13.0 million and $22.1 million in cash, cash equivalents, and restricted cash, respectively.

We have raised additional funds through the sale of our common stock for gross proceeds of $4.4 million pursuant to placements and offerings during the nine-month period ended September 30, 2024.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three months ended September 30, 2024, we did not issue any shares of common stock under such program. From inception through September 30, 2024, we issued 7,894,899 shares of common stock under such a program for net proceeds of $13,795,059, net of brokerage fees and legal fees of $619,415. As of September 30, 2024, the remaining amount to be used under the ATM offering program is $5.9 million.

On October 4, 2024, we sold an aggregate of 440,000 shares of two series of preferred stock, resulting in total gross proceeds of $11.0 million, pursuant to (i) a Securities Purchase Agreement entered into with an accredited investor, pursuant to which such investor purchased an aggregate of 200,000 shares of Series A Preferred Stock, at a purchase price of $25.00 per share, and (ii) a Securities Purchase Agreement entered into with certain accredited investors, pursuant to which such investors purchased an aggregate of 240,000 shares of Series A-1 Preferred Stock, at a purchase price of $25.00 per share.

Our future capital requirements will depend on many factors, including the Belami integration of operations, our revenue growth rate, expenditures related to our headcount growth and manufacturing, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We owe approximately $15.6 million under fixed rate obligations as of September 30, 2024. In addition, we owe GE certain minimum royalty payments under a license agreement and other accrued expenses which amounted to $2.3 million as of September 30, 2024.

On March 29, 2024, we entered into a letter agreement with Belami sellers, modifying certain obligations under the Stock Purchase Agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the Sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the Sellers on the first anniversary of the Closing. Each Seller received a Seller Note in the amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal coming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock.

On September 23, 2024, the Company, through its wholly owned subsidiary, Belami, entered into a $3.5 million secured revolving line of credit (the “line of credit”) with a commercial bank, increasing, and renewing its previous revolving line of credit with such bank. The line of credit bears interest at a variable rate per annum equal to The Wall Street Journal Prime Rate, subject to a floor of 7.5% and ceiling of the maximum rate allowed under applicable law, payable monthly, and matures September 5, 2025. The line of credit is subject to customary default and acceleration provisions and to certain financial covenants, including working capital in excess of $1.75 million and a debt service coverage ratio in excess of 1.25 to 1.00 (calculated as described in the business loan agreement governing the line of credit). In addition, the Company agreed to guarantee Belami’s obligations under the line of credit, pursuant to a commercial guaranty agreement.

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our accounts receivable, inventory, net of trades payable, amounted to $(7.5) million and $(7.2) million as of September 30, 2024, and 2023, respectively.

During October 2024, the Company authorized the issuance of 440,000 shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock which generated proceeds of $11.0 million. We received $2.3 million of such proceeds in September 2024. The designations of each class of preferred stock are as follows:

Series A Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with a subsequent reset provision of $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially outside the control of the holder)
●	Voting rights on as converted basis.

Series A-1 Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with a subsequent reset provision of $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder)
●	Voting rights on as converted basis.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during the nine-month period ended September 30, 2024

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,760,456)	$(27,412,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment	4,244,653	2,098,935
Amortization of debt discount	933,476	867,572
Gain on forgiveness of debt	—	(1,201,857)
Non-cash equity-based compensation expense	9,035,220	13,109,135
Change in operating assets and liabilities:
Working capital changes	(1,404,341)	2,446,112

Net cash used in operating activities	(12,951,448)	(10,092,363)

Cash flows from investing activities:

Proceeds from disposition of debt securities, net	—	7,436,103
Acquisition, net of cash acquired	—	(4,206,200)
Purchase of property and equipment	(536,014)	(119,942)
Net cash used in investing activities	(536,014)	3,109,961

Cash flows from financing activities:
Proceeds from issuance of equity instruments, net of costs	4,337,795	8,231,529
Proceeds from anticipated issuance of preferred stocks	2,300,000	—
Proceeds from issuance of debt instruments, net	(2,531,817)	11,400,395

Net cash provided by financing activities	4,105,978	19,631,924

(Decrease) increase in cash, cash equivalents and restricted cash	(9,381,484)	12,649,522
Cash, cash equivalents, and restricted cash at beginning of period	22,430,253	9,461,597
Cash, cash equivalents and restricted cash at end of period	$13,048,769	$22,111,119

The changes in working capital, net are primarily attributable to timing differences in accounts receivable, accounts payable related to operations and deferred revenues.

Going Concern

The Company’s liquidity sources include $ 13.0 million in cash, cash equivalents and restricted cash, and $ 11.7 million of working capital deficit as of September 30, 2024. The Company has a history of recurring operating losses and its net cash used in operating activities amounted to $13.0 million and $10.1 million during the nine months ended September 30, 2024, and 2023, respectively. The Company has also generated net cash provided by financing activities of $4.1 million and $19.6 million during the nine months ended September 30, 2024 and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by supporting its continued growth, decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generate cash provided by financing activities through its at the market offering or other equity or debt financing means.

Non-GAAP Financial Measures

Management considers earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization and impairment expense associated with intangible assets, or items that do not involve a cash outlay, such as share-based payments, and non-recurring items, such as transaction costs. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows used in operating activities. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the three-months ended September 30,		For the nine-months ended September 30
	2024	2023	2024	2023
Net loss	$(8,621,306)	$(7,183,776)	$(25,760,456)	$(27,412,260)
Share-based payments	2,964,2856	2,470,601	9,035,221	13,109,035
Interest expense	1,015,871	662,173	3,031,371	2,601,526
Impairment	1,118,750	—	1,118,750	—
Depreciation, amortization	928,794	1,067,203	3,125,903	2,098,935
Transaction costs	-	123,000	-	516,601
EBITDA, as adjusted	$(2,593,606)	$(2,860,779)	$(9,449,211)	$(9,086,063)

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2024, and December 31, 2023, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the Financial Accounting Standards Board, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements have had or will have a material impact on our financial position or results of operations.

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

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-Q, we are not a party to any material legal matters or claims. Legal proceedings are inherently uncertain and the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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

We are in the early stages of incorporating artificial intelligence (“AI”) capabilities into certain product offerings. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we could be subject to competitive risks, potential legal liability, and reputational harm, and our business, financial condition and results of operations may be adversely affected. The use of AI capabilities may also result in cybersecurity incidents, and any such cybersecurity incidents related to our use of AI capabilities could adversely affect our business. Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, and compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to use AI technologies in our products. There can be no assurance that the measures we have taken to mitigate the potential risks related to the use of AI technologies in our products will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.

The issuance of shares of convertible preferred stock reduced the relative voting power of holders of our common stock, and the conversion of such stock into shares of common stock could materially dilute our stockholders.

Holders of our preferred stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the issuance of the preferred stock effectively reduces the relative voting power of the holders of our common stock. In addition, the conversion of the preferred stock into shares of our common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of our common stock issuable upon conversion of the preferred stock could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended September 30, 2024 other than shares repurchased to settle tax withholdings related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2+	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.8	Second Amended and Restated Bylaws of the Company (effective June 14, 2022) (incorporated by reference herein to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
10.1*	SKYX Platforms Corp. Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.2	Business Loan Agreement (Asset Based), signed September 23, 2024, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.3	Commercial Guaranty, signed September 23, 2024, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.4+	Form of Securities Purchase Agreement for Series A Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.5+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX PLATFORMS CORP.

Date:	November 12, 2024	By:	/s/ John P. Campi
John P. Campi, Co- Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

