Form 10-K
period 2024-12-31
SKYX Platforms Corp.
filed 2025-03-24
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $70,495,818 based on the closing price as reported on The Nasdaq Stock Market LLC as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 13, 2025, the registrant had 104,471,445 shares of common stock, no par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) of SKYX Platforms Corp. (the “Company,” “Sky Technologies,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale taxes;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations, geopolitical conflicts, including conflict in the Middle East and potentially deteriorating relationships with China, tariffs and other trade barriers or restrictions, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our or our third-party vendors’ information systems, including our cloud-based infrastructure;
●	risks related to our use of artificial intelligence capabilities in our product offerings, including operational and reputational risks;
●	the potential impact of widespread outages, interruptions, or other failures of operational, communication, and other systems;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock;
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

●	We have a history of operating losses, will likely incur losses in the future and may be unable to generate sufficient revenue to support our operations.
●	We cannot ascertain that there are no substantial doubts about our ability to continue as a going concern, and accordingly, we will not be able to achieve our objectives and continue our operations if we cannot adequately fund our operations.
●	If we are unable to successfully launch our smart products and technologies as planned, integrate them with third-party products and technologies, further develop them to include new features and to respond to customer demands, or otherwise are unable to realize our product strategy or compete in our industry, our business, results of operations and financial condition would be adversely affected.
●	If we are unable to successfully manage and grow Belami’s e-commerce operations, or if global economic conditions and the effect of economic pressures and other business factors negatively impact discretionary consumer spending, our business, results of operations and financial condition would be adversely affected.
●	Our success depends on our ability to develop, expand and manage our operations and effectively and timely develop and implement our strategic business initiatives, which may include engaging in strategic transactions, including acquisitions, and involves substantial risks.
●	We may need to raise additional financing to support our operations, and any inability to do so may adversely affect or terminate our operations. We also face risks related to our current debt financing.
●	We depend on a limited number of third-party manufacturers and suppliers.
●	We face substantial risks relating to the intellectual property we rely upon, including any inability to protect our intellectual property and maintain rights to use intellectual property owned by third parties, potential litigation and the expiration or loss of patent protection and licenses.
●	We could face significant liabilities or may be subject to legal claims that could adversely affect our business and financial condition.
●	We have limited product distribution experience and expect to rely on third parties, who may not successfully sell our products.
●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company.
●	Our future success depends on our ability to retain key executives and qualified personnel.
●	Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could negatively impact us.
●	Unstable market and economic conditions, as well as natural disasters, geopolitical events and other highly disruptive events, including ongoing and potential future conflicts in the Middle East, could materially adversely affect us.
●	Unauthorized breaches or failures in cybersecurity measures adopted by us or third parties on which we rely and/or are included in our products and technologies, or any disruption to our cloud-based infrastructure, could have a material adverse effect on our business.
●	We are in the early stages of incorporating artificial intelligence capabilities into certain product offerings, which could present new operational and reputational risks.
●	Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over us.
●	We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
●	Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

PART I

ITEM 1. BUSINESS

Our Mission

As electricity is a standard in every home and building, our mission is to make homes and buildings become safe advanced and smart as the standard.

Overview

Sky Technologies has a series of highly disruptive advanced-safe-smart platform technologies, with almost 100 U.S. and global patents and patent pending applications. Our technologies place an emphasis on high quality and ease of use, while significantly enhancing both safety and lifestyle in homes and buildings. We believe that our products are a necessity in every room in both homes and other buildings in the U.S. and globally. In addition, during 2023, we expanded our operations by acquiring an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings.

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

Substantially most of our revenues come from the resale of third-party products, which include ceiling fans, heaters, light fixtures, paired, to the extent possible, with our standard “plug and play” feature either built in or with an adaptive kit. The products with the plug and play built in feature are described further below under “Products-Our First Product Gen-1: The Weight Bearing Power-Plug”. Our newer line of products, include a universal “plug and play” adapter kit, Our smart products, which will include smart light fixtures and ceiling fans with our smart “plug and play” features, and our Sky Smart Gen-3 All-in-One Smart Home Platform. Additional information regarding our newer line of products is described below under “Products-Advanced Products” and “-Smart Products- Gen-2.” We shifted to smart products because we believe that the market has great demand for smart advanced products, and that we will be able to generate significant sales from our new line of advanced and smart products from direct sales as well as from licensing. All advanced and smart products, other than our Smart Sky Platform, were available during 2023 and we expect our Smart SKY Platform will be available within the next 12 months. We also expect to continually expand the collection of third-party products that can be paired with our “plug and play” technology.

E-Commerce

On April 28, 2023, we completed our acquisition (the “Closing”) of all of the issued and outstanding shares of Belami, an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings. Many of the 60 websites acquired serve as a marketing and growth platform for our smart products and provide several distribution channels, including to retail customers, builders, and professionals.

The acquisition was completed in accordance with the terms and conditions of the Stock Purchase Agreement, dated February 6, 2023, between the Company and the stockholders of Belami (the “Sellers”) (as amended, the “Stock Purchase Agreement). The purchase price paid at the Closing consisted of $7,000,000 in cash (which excluded, among other things, $1.0 million released to the Sellers from escrow) and an aggregate of 1,923,285 shares of the Company’s common stock. At the Closing, $750,000 of the purchase price was deposited into an escrow account, and was held for 12 months following the Closing as a source of recourse for claims the Company may have against the Sellers under the Stock Purchase Agreement. Prior to the Closing, Belami issued the following promissory notes to the Sellers, which remain in place following the Closing and are guaranteed by the Company: (i) promissory notes in an aggregate amount of $1.0 million, which were paid in July 2023, which have a 90-day term and an interest rate of 4.86% per annum (the “Closing Notes”); and (ii) promissory notes in the aggregate amount of $239,266 (the “Retained Earnings Notes”), which was equal to the difference between retained earnings, on the one hand, and the cash and Closing Notes distributed to the Sellers prior to the Closing, on the other hand, and which amount is subject to adjustment, which have a one-year term and an interest rate of 4.86% per annum.

The Company agreed to pay to the Sellers on the first anniversary of the Closing, or April 28, 2024, (i) $3,117,408 in cash and (ii) a number of shares of common stock equal to $5,560,262 divided by $3.00 per share. The deferred payment was subject to a working capital adjustment, as provided for in the Stock Purchase Agreement, and o offset for indemnification claims.

On March 29, 2024, the Company and the Sellers entered into a letter agreement modifying certain obligations under the Stock Purchase Agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the Sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the Sellers on the first anniversary of the Closing. Each Seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal becoming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock. The Seller Notes include customary events of default accelerating maturity, including a breach of the Company’s covenants, representations and warranties under the Stock Purchase Agreement and a change of control of Belami. The Company performed all other obligations pursuant to the letter agreement arising on the first anniversary of the Closing, including issuance of shares of common stock due to the Sellers, and the release of $750,000 held in escrow.

Safety

We believe that safety is a necessity and the top priority in all aspects of life. Therefore, our technologies and products emphasize human safety, home, building and property safety and security, while combining safety features with high demand smart home features. We believe our products should contribute to the elimination of many cases of hazardous incidents, including ladder falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries and deaths, as management believes that our products will result in easier installation processes and enhance the use of life saving products such as smoke detectors, carbon monoxide detectors, and emergency lights, among other products. Our products, including the Smart Sky Platform, incorporate our “plug and play” technology, which eliminates the need to touch wires during the later plug-in installation, replacement and maintenance, and cleaning and, accordingly, could result in reduced incidents of electrical shocks and fires resulting from faulty wiring. While the installation of our products and retrofitting of electrical services does not require the services of a licensed electrician, it does not preclude the services of a licensed electrician. As more individuals engage in do-it-yourself (DIY) lighting projects, using our products rather than traditional lighting products could reduce incidents of incorrect wiring, shocks, injury and even death. In addition, we believe installing our products will allow installers to spend less time on a ladder during initial installation. Installers often wire light fixtures and fans while also holding such fixture or fan; with our products, including the Smart Sky Platform, the initial receptacle installation will be completed on the ladder and, afterwards, the fixture can simply be plugged into place, resulting in a faster and, we believe, much safer process, as installers can focus on wiring without also holding potentially heavy or breakable fixtures. Further, the Smart Sky Platform will incorporate a hard-wired smoke detector with battery back-up and a carbon monoxide monitor, which we believe could reduce injuries and deaths from fire and carbon monoxide poisoning.

Products

Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products during 2023 and expect to manufacture and make commercially available our Smart Sky Platform during 2025.

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

Sky Smart Gen-2 - Universal Power-Plug & Receptacle: Our Sky Smart Universal Power-Plug & Receptacle system contains two devices. First, the male Smart Power-Plug, which includes a smart electronic board, comes as a Retrofit Kit, that can be simply embedded to the base of light fixtures and ceiling fans, enabling them to become both “plug and play” and smart. The second device is a Ceiling Receptacle that can be simply connected to a ceiling outlet box. After a one-time simple installation of the Ceiling Receptacle to a ceiling outlet box, a light fixture or ceiling fan that includes the male Smart Power-Plug Retrofit Kit can be plugged into the Ceiling Receptacle within seconds. Our Smart Power-Plug is controlled by our proprietary SkyHome App or through voice control and is an open system that can integrate with other smart home devices and systems. Our Smart Power-Plug is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures and ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Universal Power-Plug & Receptacle should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky - Smart Gen2 for Plug and Play Ceiling Fans: Our line of high-end smart plug and play ceiling fans can be installed to our matching ceiling receptacle within seconds. Our smart ceiling fans incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our Smart Plug and Play Ceiling Fan is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Ceiling Fan should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky - Smart Gen-2 for Plug and Play Lighting: Our line of high-end Smart Plug and Play light fixtures can be installed to our matching ceiling receptacle within seconds. Our smart light fixtures incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our smart light fixture is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smart phones at any time. The Smart Plug and Play Lighting should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky - All-In-One Smart Sky Platform: As most people spend a majority of their time in their homes, we believe that they should have an easy solution to make their homes safe, secure, and smart in a simple way and as the standard. We believe that our patented advanced-safe-smart home platform technologies will make homes and buildings safer, and have numerous technological features and smart as a standard, in a fraction of time and cost, compared to other market products. Our all-in-one Smart Sky Platform is designed to enhance the all-around safety and lifestyle of homes and other buildings and can be easily implemented and installed to the ceiling receptacle in both existing and new homes and other buildings within minutes. Our Smart Sky Platform includes advanced smart and safety technologies, has unique modern designs and is controlled by our proprietary SkyHome App or through voice control. It is an open system that can integrate with other smart home devices and systems.

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

Sky Plug & Receptacle - NEC Code

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

We protect our intellectual property through various aspects and strategies including broad and particular intellectual property claims. We have over 96 U.S. and global patents and patent applications, including in China, India, and Europe, as well in other countries around the world. These patents and patent applications protect different aspects of our technologies. We sought intellectual property protection of our technologies in China due to our current manufacturing operations and prospective sales in China’s market, and we sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of our products and our potential operations. As of December 31, 2024, in the U.S., we owned 10 issued patents, which expire from 2036 to 2038, and four pending or published but not yet issued patents, and outside of the U.S., we owned 29 issued patents, which expire from 2026 to 2039, and 53 pending or published but not yet issued patents. We intend to diligently maintain and vigorously defend our intellectual property and to enhance our patent protections actively and continuously in the U.S. and globally. The issued patents are directed to various aspects of our platform technologies, including our smart and standard plug and play products, as well as our safe and smart platform technologies. As further innovations are developed, we intend to seek additional patent protection to enhance and maintain our competitive advantage. Additionally, we have submitted 10 trademark applications, seven of which have been issued and three of which are pending.

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

In connection with the sunsetting of the License Trademark Agreement, the Company and a subsidiary of the Company entered into a letter agreement, as amended, with GE-TL restructuring the aggregate amount of $2.7 million in royalty payments owed to GE-TL to be paid over thirteen quarterly installments, with the first two payments of $200,000 each being made in December 2023 and March 2024, respectively. The final payment is scheduled for December 2026. The Company also issued a three-year convertible promissory note of $1.0 million to GE-TL in April 2024, in addition to the then agreed royalty payments. The note does not bear interest, has a conversion price of $1.07 per share, and matures on April 11, 2027.

Employees

Our management members include leading executives from various industries and have joined us as they believe in our vision, technology, and strategy. Many of our key personnel are employed pursuant to an employment agreement or a consulting agreement.

As of December 31, 2024, we had 78 employees, including 76 full-time employees. We also employ independent contractors to support our operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our relations with our employees to be good. We expect to continue to expand our staff and team of engineers to develop our products and operate our e-commerce websites.

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

We launched our new universal power plug, our SkyHome App, and our smart universal plug, as well as the smart ceiling fans and lighting fixtures containing such plug, in 2023 and expect to launch our Smart Sky Platform during 2025. Bringing our products to market will require us to take certain steps, including, but not limited to, the following:

●	Manufacturing: We have manufactured and sold our prior products and intend to continue to use the third-party manufacturers with which we have an ongoing relationship. It typically takes less than 60 days to complete manufacturing of our new universal power plug and/or our smart universal plug after we place an order. However, it may take longer than expected due to, among other things, difficulties finding suppliers, shipping delays resulting in late deliveries of necessary supplies and materials, chip shortages and geopolitical matters.

●	Marketing and Public Relations: We will need to gain brand awareness and attract customers. In connection with our product launch, we plan to educate retail and commercial consumers about our products through a coordinated public relation campaign that will cover the safety aspects of our products and all the related hazardous incidents and property damage that our products can contribute to preventing, as well as our advanced smart technology features. We sell our products on our e-commence websites. We currently rely, and plan to rely primarily, on product distribution arrangements with third parties. We also expect to enter in additional sales, distribution and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. We may also need to hire additional sales personnel.

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

Expected Revenue Stream

We believe our products will enable us to access a global market with multiple revenue streams, including the following:

●	Royalties from the Sky Plug & Receptacle. Management has agreed to license products in the U.S. and globally through the efforts of its GE agreement. We anticipate we will also license our smart technologies products currently in development.

●	Selling/Licensing Country Rights. Management is considering selling and licensing marketing rights to certain countries in exchange for payment and on-going royalties.

●	Product and E-Commerce Sales. We currently primarily generate revenue from our e-commerce sales. Management will strive to achieve strong market penetration worldwide for our advanced and smart Sky Technologies products. We have previously sold our standard products in the United States, Canada and Mexico, and began selling our new smart products in the United States in 2023. We intend to expand our sales footprint in certain countries in Latin America, Europe and Asia. We may be unable to gain market acceptance in such markets and cannot provide any assurance that we will be successful in our efforts to expand our market reach.

●	Subscription & Monitoring Services. Our future plans include offering subscription services as part of our Smart Sky Platform, including, among other services, communications, fire alarms, home intrusion alerts, emergency response services and monitoring services. Our Smart Sky Platform will include, among other features, a smart smoke detector, a smart carbon monoxide detector, and a WIFI extender. We intend to expand our operations to enable us to provide services relating to these functions, including high-speed internet services, monitoring systems designed to sense movement, smoke, fire, carbon monoxide, temperature, and other environmental conditions and hazards, monitoring home access and visitors and address personal emergencies such as injuries and other medical emergencies. We intend to market such services to homeowners and other types of facilities, including rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, and retail. Our ability to provide such services depends on a variety of factors, including, but not limited to, subscriber interest and financial resources, any applicable licensing and regulatory compliance, our ability to manage our anticipated expansion and to hire, train and retain personnel, and general economic conditions. We may partner with other businesses to provide such services. We expect to begin providing such services in 2026 but cannot provide any assurance that we will be able to do so.

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

Raw materials used in our products include copper, aluminium, zinc, steel, acrylonitrile butadiene styrene (ABS) plastic and wood. We also purchase integrated circuit chip sets or other electronic components from third-party suppliers or rely on third-party independent contractors, some of which are customized or custom made for us. While we have experienced shortages in obtaining necessary materials, including zinc, copper and steel, as well as integrated circuit chips to be used in our products, we have been able to make other arrangements and find additional suppliers as necessary. Going forward, we believe we can obtain more chips and other materials as needed within a reasonable time period and may be able to replace components with different products or modify our design if necessary. Geopolitical matters, including the impact of tariffs and other trade sanctions or barriers, may also impact on our manufacturing.

We also rely on a number of third-party suppliers to provision fans, lighting fixtures, and heaters to generate recurring revenues. Such suppliers generally offer their products through multiple resellers if not directly to consumers. There is no guarantee that the third-party suppliers will continue to market their products through us. While some of these suppliers provide larger volume than others, we do not believe that the loss of any of such third-party suppliers would have a near-term critical impact on our operations.

We use several suppliers to manufacture SKYX products most of which have their principal operations in China. A significant portion of such suppliers have or are expected to move their manufacturing relevant to our products to other countries in Southeast Asia within the next year.

Competition

We believe our technologies are highly disruptive and edgy compared to other market technologies. Our competitors for Sky Technologies products vary based on our products, market, and industry.

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

We have incurred net losses since inception. In addition, in recent years, we have shifted our business strategy to transition to developing and manufacturing smart products and technologies and further evolved our strategy by acquiring an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings during 2023. As a result of these recent changes to our business strategy, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model our future growth. It is difficult to predict our future revenues and appropriate budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. Rather than relying on historical information, financial or otherwise, to evaluate us, you should evaluate us in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties and complications typically encountered by businesses in the early stage of their product development and launch, many of which will be beyond our control. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies, as well as integrating additional operations, as well as the following risks, among others:

●	unanticipated problems, delays and expenses relating to (i) the development and implementation of our business plans, such as potential manufacturing delays resulting from, among other things, difficulties finding suppliers, shipping disruptions and delays resulting in late deliveries of necessary supplies and materials, chip shortages, tariffs and other trade barriers or restrictions, increases in expected costs due to inflationary pressures and material shortages, or delays resulting from a need or desire to obtain additional certifications for new product configurations, or (ii) our e-commerce operations, such as the potential for reduced discretionary consumer spending, shipping disruptions or delays, or our products not meeting consumer expectations;
●	operational difficulties, including continuing to integrate our retail operations with our Sky Technologies product and technologies operations;
●	lack of sufficient capital;
●	competition from more advanced enterprises, including our need to gain brand awareness and attract customers, areas where our competitors may have an advantage; and
●	uncertain revenue generation.

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

We have incurred substantial losses in the past and reported net losses from operations of $35.8 million and $39.7 million during 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $181.8 million.

We cannot assure you that we can achieve or sustain profitability in the future. For us to operate our business profitably, we need to successfully launch and market our new products and technologies, grow our sales, including our retail operations, maintain cost control discipline while balancing development of our enhanced “all-in-one” Smart Sky Platform, manage costs relating to our retail operations and potential long-term revenue growth, continue our efforts to reduce product cost, drive operating efficiencies and execute our key strategic initiatives. Our planned expense levels are, and will continue to be, based in part on our expectations, which are difficult to forecast accurately based on our stage of development, our acquisition of the retail business, and factors outside of our control. Developing and marketing our products and technologies is costly, and we anticipate our costs will increase in the future as we continue to invest in our research and development efforts, expand our operations, and make additional expenditures to develop and market our products and technologies, including new features, integrations, capabilities, and enhancements. Our expenditures may not result in improved business results or profitability over the long term, and our expenses may be greater than we anticipate, including due to, among other things, an increase in legal risk from the use of our products and technologies due to evolving laws, regulations or standards and from our expansion into retail operations, an inability to timely and cost-effectively introduce and sell successful smart products and other products and technologies, a security incident or our failure, for any reason, to capitalize on growth opportunities. In addition, we may be unable to adjust spending in a timely manner to compensate for any unexpected developments. There is a risk that our strategy to operate profitably may not be as successful as we envision or occur as quickly as we expect. We may not achieve our business objectives, and the failure to achieve such goals would have an adverse impact on us. To the extent that our revenues do not increase commensurate with our costs, our business, operating results, and financial condition will be materially and adversely affected.

We will require additional financing in the near-term, and if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations.

We cannot ascertain that there is no substantial doubt about our ability to continue as a going concern. We will not be able to achieve our objectives and will not be able to continue our operations if we cannot adequately fund our operations.

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

We expect to derive a substantial portion of our future revenue from a portfolio of related products and technologies; if we cannot successfully launch our products or further develop them to include additional features, our products and technologies fail to satisfy customer demands or achieve widespread market acceptance, our business, operating results, financial condition, and growth prospects would be adversely affected.

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

In addition, we have limited experience in manufacturing our smart products. We may be unable to develop efficient, cost-efficient manufacturing capability and processes or obtain reliable sources of component supplies that will enable us to meet our quality, price, design, and production standards, as well as the production volumes, required to successfully mass market our products and technologies. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. Any failure to develop such manufacturing capabilities and processes within our projected costs and timelines could stunt our growth and impair our ability to produce, market, service and sell our products and technologies successfully.

Even if we can bring our smart products and technologies to market as planned and on budget, there can be no assurance that consumers will embrace our smart products and technologies in significant numbers. Our success depends on attracting many potential customers to purchase our products and, in the future, the associated services we intend to provide to our customers. While we have accepted preorders for certain products, preorders are not commitments to purchase our products and are subject to cancellation by customers. All preorders have been fulfilled. If our existing preorder and prospective customers do not perceive our products to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current preorder customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Although some of our smart products are now commercially available, there is still significant uncertainty as to customer demand for our smart products and technologies and whether we will be able to achieve additional sales. Further, demand for our products and technologies is and will continue to be affected by a number of factors, many of which are beyond our control, such as our ability to obtain market acceptance; declines in consumer discretionary spending; the development and acceptance of new features, integrations and capabilities for our products and technologies; the timing of development and release of competing new products and technologies; consumer preferences; the perception of ease of use, reliability and security of our products and technologies; price or product changes by us or our competitors; technological changes and developments within the markets we serve; developments in data privacy regulations; growth, contraction and rapid evolution of our market; supply chain disruptions and shortages, including the potential impact of tariffs and other trade barriers and restrictions; and general economic conditions and trends.

If we are unable to successfully release all of our planned smart products and technologies, enhance their capabilities, meet demands of our customers or trends in preferences or achieve widespread market acceptance of our products and technologies, our business, results of operations and financial condition could be harmed. In addition, competitors may develop or acquire their own products or technologies, and people may continue to rely on traditional products and technologies or existing smart home products, which would reduce or eliminate the demand for our smart products. If demand declines for any of these or other reasons, our business could be adversely affected.

Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and consumer preferences may have a material adverse effect on our business, results of operations and financial condition.

Uncertainties in global economic conditions that are beyond our control could materially adversely affect our business, results of operations, financial condition, and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other trade barriers and restrictions and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine and conflict in the Middle East, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences. In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth based on market changes and uncertainty, energy shortages and cost increases, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment.

Consumers may view the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have resulted in, and could in the future result in, decreased demand for our products and services, which has adversely affected the results of our operations in the past and may do so in the future.

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

Some of our products and technologies are intended to be integrated with a variety of third-party technologies and applications, and we will need to continuously modify and improve such products and technologies to adapt to changes in such integrated technologies and applications. Third-party services and products are constantly evolving, and we may not be able to modify our products and technologies to be compatible with that of other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our products and technologies with their products or services. Should any of our competitors modify their products, technologies or standards in a manner that degrades the functionality of our products and technologies or gives preferential treatment to competitive products, technologies or services, whether to enhance their competitive position or for any other reason, the interoperability of our products and technologies with these products and/or technologies could decrease, and our business, results of operations and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party products, technologies and applications in the future, our business, results of operations and financial condition would be harmed. Further, any undetected errors or defects in third-party technologies or applications, cybersecurity threats or attacks related to such technologies or applications or widespread outages of such third-party technologies or applications, could impair the functionality of our products and technologies, result in increased costs and injure our reputation. Any failure of our products and technologies to operate effectively with existing or future technologies, or any failure of a third-party cloud infrastructure partner to support one or more of the features of our products and technologies, could cause customer dissatisfaction and reduce the demand for our products and technologies, resulting in harm to our business. In addition, because some of our products and technologies will be cloud-based, we need to continually enhance and improve our products and technologies to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. Any failure of our products and technologies to operate effectively with future hardware or software technologies, or to comply with new industry standards, could reduce the demand for our products and technologies and harm our business, results of operations, and financial condition.

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

A core part of our product strategy is the creation of products and technologies with interoperability with third-party IoT products and protocols. Our products and technologies are intended to seamlessly integrate with third-party IoT products and protocols. If these third parties were to alter their products, we could be adversely impacted if we fail to timely create compatible versions of our products and technologies, and such incompatibility could negatively impact the adoption of our products and technologies. A lack of interoperability could also result in significant redesign costs and harm relations with our customers. Further, the mere announcement of an incompatibility problem relating to our products and technologies could materially adversely affect our business, results of operations and financial condition.

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

In addition, our ability to achieve our desired revenue and profitability goals depends on how effectively and timely we execute on our key strategic initiatives, including development and production of an enhanced Smart Sky Platform, and develop and implement new strategic business initiatives. Our current key strategic initiatives include the following:

●	successfully launching our Smart Sky Platform;
●	executing and marketing our products and technologies to both industry and retail customers, such as real estate developers and individuals who desire safer lighting fixtures and smart home capabilities, including increasing our market penetration in these sectors;
●	continuing our product innovation;
●	leveraging our products and technologies to support IoT applications, including integrations with third-party applications;
●	improving our distribution sales channels, including our retail websites; and
●	profitably operating our retail websites.

We also may identify and pursue strategic acquisition candidates that would help support these initiatives, such as the 2023 acquisition of Belami, an e-commerce platform that carries a variety of home décor items, including lighting.

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

As we continue to implement our business strategy to focus on our smart products and technologies and retail websites, our results of operations, financial condition and cash flows may be materially adversely affected.

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

If we fail to successfully launch and/or market our smart products and technologies or manage and maintain our business strategy, our future revenue growth and profitability would likely be limited and our results of operations, financial condition and cash flows would likely be materially adversely affected.

We will need to raise additional financing to support our operations, but we cannot provide any assurance that we will be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We have limited financial resources, and we expect that our ongoing implementation of our strategy and expansion of business activities will require additional working capital, as we anticipate we will not generate sufficient cash flows from our operations to sustain our operations or to allow us to effectively develop our smart products and technologies or pursue our strategic initiatives. We are currently generating revenue primarily from the e-commerce platform that we acquired in 2023, and to a lesser extent, increased sales of our smart and standard plug and play technology to large retailers. We expect that the release of additional smart products and technologies, including the Smart Sky Platform, will require working capital to finish product development and manufacturing, and to support market release and provide technical customer support upon its commercial release.

In the future, we will need to seek additional equity or debt financing to provide for our working capital needs. There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion or at all. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
●	loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants and control or revocation provisions, that are not acceptable to management or our board of directors (the “board” or “board of directors”);
●	debt financing increases expenses, and we must repay the debt regardless of our operating results; and
●	our ability to obtain additional capital may be adversely impacted by factors beyond our control, such as the market demand for our securities, the state of financial markets generally and other relevant factors, including high inflation and interest rates, ongoing supply chain disruptions and shortages, labor shortages, geopolitical conditions, including the impact of tariffs and other trade barriers or restrictions, any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, and a potential economic downturn or recession.

As of December 31, 2024, we had approximately $15.5 million in cash and cash equivalents, including restricted cash. As we develop our revenue base, we have raised additional funds through the sale of our common stock, preferred stock and warrants and issuance of debt, including receiving aggregate net proceeds from at the market offerings (sometimes referred as “ATM”) of our common stock of $4.3 million, and total gross proceeds of $11.0 million from the sale of two series of newly authorized preferred stock during 2024. For additional information regarding our financing arrangements, see the “Liquidity and Capital Resources” heading in the “Management’s Discussion and Analysis” section of this Form 10-K.

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

We do not manufacture the integrated circuit chip sets or other electronic components used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our ability to manufacture our products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. Geopolitical conditions, including other trade barriers or restrictions, have also negatively impacted on the availability of and/or the price of certain electronic components. While we experienced shortages in obtaining necessary integrated circuit chips to be used in our products, we were able to find additional suppliers for such components. Going forward, we believe we can obtain more chips as needed within a reasonable time and may be able to replace difficult to acquire components with different products or modify our design if necessary. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

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

We depend on certain key manufacturers for our products. If these relationships become strained, our results of operations and financial condition could be materially adversely affected. We also cannot predict whether our current or future manufacturing arrangements will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products. Even if we are successful in developing manufacturing capabilities and processes, we cannot provide any assurance that we will do so in time to meet market demand. Our failure to develop such manufacturing processes and capabilities, if necessary, in a timely manner could prevent us from achieving our growth and profitability objectives. In addition, our results of operations, financial condition and cash flows could be materially adversely affected if our third-party manufacturers were to experience problems with product quality, credit or liquidity issues, labor or materials shortages, or disruptions or delays in their manufacturing process or delivery of the finished products and components or the raw materials used to make such products and components.

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

Additionally, a significant portion of our product strategy will rely upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our product strategy relies on our ability to reduce our production costs in order to remain competitive. As there is limited historical basis for estimating the demand for our smart products and technologies, or our ability to develop, manufacture and deliver our smart products, we may be unable to accurately estimate our inventory and production requirements, which would affect our ability to successfully implement cost reduction measures. If we overestimate our requirements, we may have excess inventory, which would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacture of the smart products and result in delays in shipments and revenues. We may also rely on a limited number of suppliers; during 2024, we had less than 10 major vendors that accounted for a majority of our cost of sales. For additional information regarding our suppliers, see “Item 1. Business - Third-Party Manufacturing and Suppliers.” In addition, lead times for materials and components may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we are unable to successfully implement cost reduction measures, if these efforts do not generate the level of cost savings that we expect going forward or result in higher-than-expected costs, or if we fail to order sufficient quantities of components in a timely manner, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our third-party manufacturers and many of our suppliers are located in China, which exposes us to additional risks.

Our third-party manufacturers are in China, which exposes us to additional risks that could negatively impact our business and operations. We are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. The new U.S. administration has imposed additional tariffs and other trade barriers and restrictions on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets to date, as we are continuing to transition our business, we cannot predict the impact of future tariffs on our products and technologies, and the costs of supplies and manufacturing may increase. If we cannot deliver our products on a competitive and timely basis, our relationships with customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. We cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

Additional risks may include, but are not limited to, the potential impact of fluctuations in foreign currency exchange rates, other rules and regulations adopted by the Chinese government or provincial or local governments, and the potential impact of global market and economic conditions on the financial stability of our manufacturers, including the impact of tariffs and other trade barriers, as well as increasing trade tensions between the United States and China.

We may acquire other businesses, license rights to technologies or products, form alliances, or dispose of assets or operations, which could cause us to incur significant expenses and could negatively affect profitability.

We may pursue acquisitions, technology-licensing arrangements, and strategic alliances, or dispose of some of our assets or operations as part of our business strategy. For instance, we acquired Belami, an e-commerce platform, in 2023. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and if such transactions are completed, we may not realize the expected benefits. If we are successful in completing an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. In addition, we may experience diversion of our management’s attention from our existing business and initiatives in pursuing such a strategic transaction and could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.

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

We are, or may be in the future, subject to substantial regulation related to quality and safety standards applicable to our products and technologies. Our failure to comply with applicable quality or safety standards could have an adverse effect on our business, financial condition or results of operations.

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

We are, from time to time, subject to legal claims against us or claims by us that could have a significant impact on our resulting financial performance.

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

We rely on third parties maintaining open marketplaces to distribute our mobile application. If such third parties interfere with the distribution of our application, our business would be adversely affected.

We rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, to make the mobile application controlling our products and technologies available for download. We cannot assure you that the marketplaces through which we distribute our mobile application will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We will also depend on these third-party marketplaces to enable us and our users to update our mobile application timely, and to incorporate new features, integrations, and capabilities. We will be subject to requirements imposed by such marketplaces, which may change their technical requirements or policies in a manner that adversely impacts the way in which we or third parties collect, use and share data from users through our mobile application. If we do not comply with these requirements, we could lose access to the mobile application marketplace and users, and our business, results of operations, and financial condition may be harmed.

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

Our articles of incorporation, as amended (the “articles of incorporation”), contain a provision permitting us to eliminate the personal liability of our directors and officers to our Company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Florida law. Our third amended and restated bylaws (the “bylaws”) also contain provisions regarding indemnification of our directors, officers and employees, including, under certain circumstances, against attorneys’ fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. The foregoing obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and stockholders.

Other factors could have a materially adverse effect on our future profitability and financial condition.

Many other factors can affect our profitability and financial condition, including:

●	changes in, or interpretations of, laws and regulations, including changes in accounting standards and taxation requirements;
●	changes in the rate of inflation, interest rates and the performance of investments held by us;
●	changes in the creditworthiness of counterparties that transact business with us;
●	changes in business, economic and political conditions, including: war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action; natural disasters; public health crises; the cost and availability of insurance due to any of the foregoing events or other unforeseen events; labor disputes, strikes, slow-downs or other forms of labor or union activity; increased tariffs or other trade barriers or restrictions; and pressure from third-party interest groups;
●	changes in our business and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates and opportunities existing now or in the future;
●	difficulties related to our information technology systems, or outages of third-party information technologies or software upon which we rely, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, or interruption of these systems;
●	changes in credit markets impacting our ability to obtain financing for our business operations; or
●	legal difficulties, any of which could preclude or delay commercialization of products or technologies or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions and issues regarding compliance with any governmental consent decree.

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

In addition, there has been increased focus from regulatory authorities, investors and other stakeholders on companies’ environmental, social and governance policies and practices. Public interest and legislative pressure related to public companies’ environmental, social and governance practices continues to grow; for example, California has adopted certain climate-related disclosure requirements. At the same time, there exists anti-environmental, social and governance, including anti-diversity and equity, sentiment among some stakeholders and government institutions, and anti-environmental, social and governance policies or legislation enacted by the U.S. federal government or states may conflict with other laws and regulations applicable to us. Compliance with inconsistent environmental, social and governance-related rules and regulations, including those related to climate change, could increase compliance burdens and associated regulatory costs, as well as enhance the risk of claims and regulatory actions, which could adversely impact our reputation and our efforts to raise capital, including as a result of public regulatory sanctions.

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

In recent years, global financial markets have experienced extreme volatility and disruptions, because of, among other factors, geopolitical conditions, including increased tariffs and other trade barriers and restrictions, high inflation and interest rates, fluctuating currency exchange rates, labor shortages and supply chain disruptions and constraints, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, inflationary factors, such as increases in interest rates, government regulations, and increases in tariffs and other supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we continue to work toward commercial manufacturing of our products. Our general business strategy and ability to raise capital may be adversely affected by any economic downturn or recession, volatile business environment or continued unpredictable and unstable market conditions. Deterioration in the equity and credit markets may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our strategic plans. In addition, there is a risk that one or more of our current service providers and other partners could go out of business, including as a result of difficult economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of December 31, 2024, our cash and cash equivalents were approximately $15.5 million, including restricted cash. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash and cash equivalents since December 31, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. For instance, in March 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank. While the Company did not have any direct exposure to these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers’ parts, to access cash, cash equivalents or investments. Furthermore, our stock price has declined, and may decline in the future, as a result of the volatility of the stock market and any general economic downturn.

Conditions in Israel, including conflicts in the Middle East, may adversely affect our operations, which could negatively impact our revenues and cash flows.

With a number of our individuals working on the development of our product offerings located in Israel, our business and operations are directly affected by economic, political, geopolitical, and military conditions affecting Israel.

In October 2023, Israel declared war against Hamas. Although there is currently a ceasefire in place, tensions are still heightened and it is difficult to predict whether the conflict may reignite. Should the Israel-Hamas war resume, the war’s economic implications on the Company’s business and operations and on Israel’s economy in general is difficult to predict. In addition, clashes between Israel and Hezbollah in Lebanon have increased. These conflicts, as well as actions that could be taken in the future by NATO, the United States, the United Kingdom, the European Union or Israel’s neighboring states and other countries, have created global security concerns that may result in a greater or lasting regional conflict. To date, our operations have not been adversely affected by this situation. However, the individuals working on developing and improving our product offerings are not only within the range of rockets from the Gaza Strip, but also within the range of rockets that can be fired from Lebanon, Syria, Iran or elsewhere in the Middle East. If hostile action or hostilities otherwise disrupt our Israeli operations, our ability to improve timely our product offerings could be materially and adversely affected. In addition, several hundred thousand Israeli reservists were drafted to perform immediate military service. If individuals working on improving our product offerings are called for service in the current war with Hamas, we expect such persons would be absent for an extended period. As a result, our operations may be disrupted by such absences, which could materially and adversely affect our business and results of operations. In addition, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and our business.

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

The efficient operation of our business is dependent on our information technology systems, some of which may need enhancement, updating and replacement. We rely on these systems generally to manage day-to-day operations, manage relationships with our customers and maintain our research and development data and our financial and accounting records. Despite our implementation of security measures, our internal computer systems, and those of our third-party manufacturers, information technology suppliers and other contractors, vendors and consultants upon which we rely, experience from time to time, and are vulnerable to damage from, computer viruses and/or malicious or destructive code, criminal cyberattacks, security incidents due to employee or service provider error, insider attacks, natural disasters, terrorism, war, telecommunication and electrical failures, phishing or denial-of-service attacks, ransomware or other malware, social engineering, malfeasance, other unauthorized physical or electronic access, or other vulnerabilities. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems as needed, or any compromise of the integrity or security of the data we generate from our information technology systems could have a material adverse effect on our results of operations, disrupt our business and product and technology development and make us unable, or severely limit our ability, to respond to customer demands. Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition, and cash flows. We could also be adversely impacted by cybersecurity incidents that occur at third parties that lead to widespread technology outages, interruptions or other failures of operational, communication or other systems globally and across companies and industries.

Our information technology systems involve the storage of our confidential information and trade secrets, as well as our customers’ personal and proprietary information, in our equipment, networks and corporate systems. Security breaches expose us to the risk of loss of this information, litigation and increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may result in a combination of significant legal and financial exposure, increased remediation and other costs, theft and/or unauthorized use or publication of our trade secrets and other confidential business information, loss of funds, damage to our reputation and a loss of confidence in the security of our products, technologies, services and networks that could have an adverse effect upon our business. While we take steps to prevent unauthorized access to our corporate systems, the techniques used by criminals to obtain unauthorized access to sensitive data continue to evolve and become more sophisticated change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures, and future cyberattacks could go undetected and persist for an extended period of time. Furthermore, to the extent artificial intelligence capabilities continue to improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company, suppliers or customers., and In addition, vulnerabilities may be introduced from the use of artificial intelligence by us, our financial services providers and other vendors and third-party providers. Further, the risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as cyberattacks have become more prevalent and harder to detect and fight against. In addition, hardware, software or applications we procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security or trigger a widespread outage. Any breach or failure of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our consultants, vendors and others to whom we entrust confidential data, and on whom we rely to provide products and services, face similar threats and growing requirements. Because we do not control our vendors or service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation.

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

We are in the early stages of incorporating artificial intelligence (sometimes referred to as “AI”) capabilities into certain product offerings. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we could be subject to competitive risks, potential legal liability, and reputational harm, and our business, financial condition and results of operations may be adversely affected. The use of AI capabilities may also result in cybersecurity incidents, and any such cybersecurity incidents related to our use of AI capabilities could adversely affect our business. Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, and compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to use AI technologies in our products. There can be no assurance that the measures we have taken to mitigate the potential risks related to the use of AI technologies in our products will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.

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

Natural disasters and other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, public health crises, geopolitical conditions, acts or threats of war or terrorism, international conflicts, such as the Russia-Ukraine war and conflict in the Middle East, power outages, fires, explosions, equipment failures, sabotage, political instability and the actions taken by governments could cause damage to or disrupt our business operations, or those of our manufacturers or our customers, and could create economic instability. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third party information technology and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could increase our costs, result in physical damage to or destruction or disruption of properties used in connection with the manufacture of our products, the lack of an adequate workforce in part or all of our operations, supply chain disruptions and data, utility and communications disruptions. In addition, these events could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any business interruption, including those resulting from a natural disaster or other severe weather event, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance. Any of these developments could have a material and adverse effect on our business, financial condition, and results of operations.

We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.

We are in the process of implementing a new enterprise resource planning (“ERP”) system. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business.

ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. New system implementations across the enterprise, such as the current implementation of our new ERP system, which includes a cloud-based solution, also pose risks of outages or disruptions, which could affect our suppliers, operations, and customers. Issues faced by us or our third-party “cloud” computing providers, including technological or business-related disruptions or prolonged third-party service outages, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.

Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed, which could cause us to incur significant additional expenses, damage our reputation, and have a material adverse effect on us.

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

Our stock price has been, and is likely to continue to be, volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of companies. The market price for our common stock may be influenced by many factors, including, in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the following:

●	our ability to successfully launch, and gain market acceptance of, our smart products and technologies;
●	our reliance on product distribution arrangements with third parties;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our research and development, marketing efforts, strategic initiatives, or other areas;
●	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the lighting, home décor and smart home sectors;
●	conditions in the financial markets in general or changes in general economic conditions; and
●	novel and unforeseen market forces and trading strategies.

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

The conversion of outstanding convertible notes or preferred stock or exercise of outstanding warrants into shares of common stock could materially dilute our stockholders.

As of March 13, 2025, we had $15.6 million aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at a conversion price ranging from $2.70 to $15.00 per share; 200,000 shares of Series A Preferred Stock, no par value (“Series A Preferred Stock”) outstanding, which has an original issue price of $25.00 per share and is convertible into shares of common stock at a conversion price of $2.00 per share; 260,000 shares of Series A-1 Preferred Stock, no par value (“Series A-1 Preferred Stock”) outstanding, which has an original issue price of $25.00 per share and is convertible into shares of common stock at a conversion price of $2.00 per share; and warrants to purchase 1,523,667 shares of our common stock outstanding at a n exercise price ranging from $2.70 to $18.00 per share. The effective conversion price of the notes or preferred stock or exercise price of the warrants may be less than the market price of our common stock at the time of conversion or exercise and may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate or exercise rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 6,063,890 shares of common stock. If all the outstanding warrants are exercised for shares of common stock, we would be required to issue an aggregate of 1,523,667 shares of common stock. If all of the Series A Preferred Stock and Series A-1 Preferred Stock outstanding are converted into shares of common stock, we would be required to issue an aggregate of 2,500,000 and 3,250,000 shares of common stock, respectively. If we issue any or all of these shares, the ownership of our stockholders will be diluted.

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

Our executive officers, directors, principal stockholders, and their affiliates exercise significant influence over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control. In addition, our outstanding convertible preferred stock has voting rights, which reduce the relative voting power of holders of our common stock.

Our executive officers, directors, 5% holders of our common stock and their affiliates beneficially own, in the aggregate, approximately 30.1% of our outstanding common stock, or 30.3% of our total voting power, as of March 13, 2025. In addition, holders of our Series A Preferred Stock and Series A-1 Preferred Stock, which includes certain of our officers, are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the issuance of such preferred stock effectively reduced the relative voting power of the holders of our common stock. The holders of such preferred stock have approximately 5.2% of the Company’s total voting power, including both common stock and such preferred stock, as of March 13, 2025.

These stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests that are different from those of other investors, and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Concerns over inflation, high interest rates, tariffs and other trade barriers and restrictions, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and labor and supply shortages have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns or recessions, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings, if any, to support operations, including to pay dividends on our outstanding preferred stock and interest on our outstanding debt, and to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders in the foreseeable future.

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

As part of its cybersecurity program, the Company deploys measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including firewalls, anti-malware, intrusion prevention and detection systems, identity and access controls, software patching protocols, and physical security measures. The Company periodically assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity (including artificial intelligence-related) threats and incidents, including by assessing current threat intelligence, and conducting tabletop exercises and vulnerability and security testing. The Company has a process to report material results of such testing and assessments to the board, and periodically adjusts the Company’s cybersecurity program based on these exercises. The Company engages third parties to conduct part of such testing, including hiring consultants and third parties to conduct our threat assessments and supplement the monitoring of such threats by utilizing online data tools. The Company identifies and oversees cybersecurity risks presented by third parties and their systems from a risk-based perspective. The Company also conducts cybersecurity training for employees (including mandatory training programs for system users).

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

Considering the pervasive and increasing threat from cyberattacks, the board and the audit committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks. The audit committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the audit committee or the full board regularly on their assessment of the Company’s cybersecurity program and risks, including artificial intelligence. Both the audit committee and the full board receive regular reports from senior management on cybersecurity risks and timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Our board has risk management experience.

In addition, the Company’s information security and/cybersecurity program is managed by our Chief Technology Officer (“CTO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CTO provides periodic reports to our audit committee as well as our Co-Chief Executive Officers and Chief Financial Officer and other members of our senior management as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our CTO, Mr. Eliran Ben-Zikri served in the one of the most elite computer units of the Israeli Defense Force and has over 10 years of experience in the cloud technology, previously holding senior positions in leading Israeli technology companies, including eToro and SimilarWeb.

As of the date of this report, the Company has not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that the Company, or its third-party business partners or service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect the Company, including its business strategy, results of operations, or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under Item 1A. “Risk Factors” in this report.

ITEM 2. PROPERTIES

We lease office space in Sacramento, California, Johns Creek, Georgia, Miami, Florida, Pompano Beach, Florida, New York, New York, and Guangdong Province, China. We anticipate moving our principal executive offices from Pompano Beach, Florida to Miami, Florida during 2025. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

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

Holders

As of March 13, 2025, there were approximately 247 holders of record of our common stock. This number does not include beneficial owners whose shares may be held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.

The terms of the Series A Preferred Stock and Series A-1 Preferred Stock provide for cumulative cash dividends at an annual rate of 8% of the original issue price of $25.00 per share of preferred stock, payable quarterly in arrears. In the event the full cumulative dividends are not paid on a dividend payment date, dividends will accrue on the sum of the original issue price, plus the amount of unpaid dividends, at an annual rate of 12%, until such date as the Company has paid all previously accrued but unpaid dividends. Holders of Series A Preferred Stock and Series A-1 Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis.

We anticipate that we will retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends, other than those due to holders of our Series A Preferred Stock and Series A-1 Preferred Stock, in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, on our common stock will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing senior equity and debt instruments and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

The following is a summary of issuances of unregistered securities during the fourth quarter of 2024, to the extent not previously disclosed in a Current Report on Form 8-K filed by the Company: 100,000 shares of restricted shares of common stock and 100,000 options exercisable into common stock at $1.40 per share vesting quarterly over a year were granted pursuant to agreements regarding services provided to the Company.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, the Company withheld 17,486 shares of common stock, at a price per share of $1.15, to satisfy tax withholding obligations due upon the vesting of a restricted stock grant. We did not pay cash to repurchase these shares, nor was this repurchase part of a publicly announced plan or program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	656	$1.26	-	-
November 1, 2024 - November 30, 2024	390	1.09	-	-
December 1, 2024 - December 31, 2024	16,440	1.15	-	-
Total	17,486	$1.15	-	-

(1)	Includes shares repurchased to satisfy tax withholding obligations due upon the vesting of restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2025. We expect to manufacture the additional product offerings within the next six months. We hold over 96 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Inflation and related risk of recession increased during 2022 and continue to impact operations. Inflationary factors, such as increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

The conflicts in the Middle East may adversely impact our operations in the near future. We have a number of developers working in Israel. If such individuals are called for service or this war escalates regionally, it may create work interruptions leading to longer periods between releases of offering improvements and increased costs.

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

On April 11, 2024, the Company entered into an amendment to the letter agreement previously entered into with GE-TL in December 2023, which extended the deadline for the Company to issue the convertible note to GE-TL to May 1, 2024, and also issued a three-year, $1.0 million convertible note to GE-TL, thereby reducing obligations due in 2027 by $400,000. The note does not bear interest, and the principal amount of the note is convertible into shares of the Company’s common stock at any time at the option of the holder at $1.07 per share.

During the second quarter of 2023, we began our at the market offering (“ATM”) pursuant to which we may sell up to $20 million of shares of our common stock.

During October 2024, the Company completed its authorization of the issuance of 440,000 shares each of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock which generated proceeds of $11.0 million. The Company sold an additional 40,000 shares of Series A-1 Preferred Stock for proceeds of $1.0 million during March 2025. The designations of each class of preferred stock are as follows:

●	Series A Preferred Stock:
○	Cumulative dividend of 8% annually, 12% if paid after dividend date;
○	Original issue price of $25 per share;
○	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision of no less than $1.20 per share;

○	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially within the control of the holder); and
○	Voting rights on as converted basis.
●	Series A-1 Preferred Stock:
○	Cumulative dividend of 8% annually, 12% if paid after dividend date;
○	Original issue price of $25 per share;
○	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision of no less than $1.20 per share;
○	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder); and
○	Voting rights on as converted basis.

Results of Operations

Years Ended December 31, 2024 and 2023

	For the year ended December 31,
			Increase/	Increase/
	2024	2023	(Decrease) $	(Decrease) %

Revenue	$86,276,876	$58,785,762	27,491,114	47%

Operating expenses
Cost of revenues	61,682,934	40,749,913	20,933,021	51%
Selling and marketing expenses	25,353,172	18,805,069	6,548,103	35%
General and administrative expenses	31,353,009	37,055,986	(5,702,978)	(15%)
Total expenses	118,389,115	96,610,968	21,778,147	23%

Other income / (expense)
Interest expense, net	(4,055,905)	(3,109,307)	946,598)	30%
Gain on extinguishment of debt	400,000	1,201,857	(801,857)	(67%)

Total other income (expense), net	(3,655,905)	(1,907,450)	1,748,455	145%

Net loss	(35,768,144)	(39,732,656)	(3,964,512)	(10%)

Revenue

	Year ended December 31,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %
Revenue	86,276,876	58,785,762	27,491,114	47%

The increase in revenues is primarily due to revenues from products marketed by Belami which was acquired on April 28, 2023.

We believe that revenues will be higher in 2025 than in 2024, primarily resulting from revenues the sale of our advanced products.

Cost of Revenues

	Year ended December 31,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %
Cost of revenues	61,682,934	40,749,913	20,933,021	51%

The cost of revenues consists primarily of costs associated with selling the products marketed by Belami. The increase is primarily due to costs associated with revenues from products marketed by Belami which was acquired on April 28, 2023, commensurate with the increase in revenues.

We believe that the cost of revenues will increase in 2025 compared to 2024, in similar proportions to the anticipated increase in revenues.

Selling and Marketing Expenses

	Year ended December 31,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %
Selling and marketing expenses	25,353,172	18,805,069	6,548,103	35%

Selling and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The increase in selling and marketing expenses is primarily due to such expenses increasing following the acquisition of Belami on April 28, 2023

We believe that our selling and marketing expenses will be higher during 2025 when compared to 2024 as we continue to invest to support our anticipated growth.

General and Administrative Expenses

	Year ended December 31,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %
General and administrative expenses	31,353,008	37,055,986	(5,702,978)	-15%

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The decrease in general, and administrative expenses during 2024 when compared to 2023, primarily due to the following:

○	Decreased share-based payments of $4.5 million resulting from smaller issuance of restricted stock units and options. Our share-based payments were higher in 2023 primarily as a result of the acquisition of Belami, Inc..
○	We incurred non-recurring expenditures of $2.7 million related our inventory and royalties payable during 2023.
○	This decrease was offset by increased amortization of intangibles which were amortized over nine months during 2024 and five months during 2023, following the acquisition of Belami in April 2023. The increase in depreciation and amortization expenses of $1.0 million primarily related to increased intangibles acquired during the second quarter of 2023. Additionally, we recognized an impairment expense of $1.1 million during 2024.

We believe that our operating expenses will be higher during 2025 when compared to 2024 as we continue to invest to support our anticipated growth which now includes such expenses related to Belami’s operations following its acquisition.

Other Income (Expense)

	Year ended December 31,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %
Interest expense, net	4,055,905	3,109,307	946,598	30%

The increase in interest expense resulted primarily from interest charges related to increased interest-bearing weighted average debt in the current periods when compared to the prior year periods.

	Year ended December 31,		Increase/	Increase/
	2024($)	2023($)	Decrease $	Decrease %
Gain on extinguishment of debt	400,000	1,201,857	(801,857)	-67%

The decrease in gain on extinguishment of debt is due to non-recurring gain on extinguishment of debt which occurred during the respective periods.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had $15.5 million and $22.4 million in cash and cash equivalents, restricted cash, respectively.

Historically, we have raised funds through the issuances of common stock, securities convertible into common stock and notes payable. We have raised funds through the sale of our common stock and preferred stocks for gross proceeds of $15.4 million pursuant to placements and offerings during 2024. We also generated gross proceeds of $1.0 pursuant to the issuance of 40,000 shares of our Series A-1 Preferred Stock in March 2025.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During 2024, we t issued 3,535,067 shares of common stock under such program. From inception through December 31, 2024, we issued 7,894,899 shares of common stock under such a program for net proceeds of $13,795,059, net of brokerage fees and legal fees of $619,415. As of March 13, 2025, the remaining amount to be used under the ATM offering program is $5.4 million.

Between October, 2024 and March 2025, we sold an aggregate of 480,000 shares of two series of preferred stock, resulting in total gross proceeds of $12.0 million, pursuant to (i) a Securities Purchase Agreement entered into with an accredited investor, pursuant to which such investor purchased an aggregate of 200,000 shares of Series A Preferred Stock, at a purchase price of $25.00 per share, and (ii) a Securities Purchase Agreement entered into with certain accredited investors, pursuant to which such investors purchased an aggregate of 280,000 shares of Series A-1 Preferred Stock, at a purchase price of $25.00 per share.

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

We owe approximately $15.6 million under fixed rate obligations as of December 31, 2024. In addition, we owe GE certain minimum royalty payments under a license agreement and other accrued expenses which amounted to $1.7 million as of December 31, 2024.

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

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our accounts receivable, inventory, net of trades payable, amounted to $(6.1) million and $(6.8) million as of December 31, 2024, and 2023, respectively.

The designations of each class of Series A and A-1 Preferred stock are as follows:

Series A Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with a subsequent reset provision of $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially within the control of the holder)
●	Voting rights on as converted basis.

Series A-1 Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with a subsequent reset provision of $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder)
●	Voting rights on as converted basis.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(35,768,144)	$(39,732,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, and impairment	5,185,706	2,885,856
Amortization of debt discount	1,211,974	1,365,789
Gain on forgiveness of debt	(400,000)	(1,201,857)
Share-based payments	13,474,433	17,977,252

Change in operating assets and liabilities:

Working capital changes	(1,964,340)	4,235,229

Net cash used in operating activities	(18,260,370)	(12,998,073)

Cash flows from investing activities:
Proceeds from disposition of debt securities, net	—	7,436,103
Acquisition, net of cash acquired	(750,000)	(4,206,200)
Purchase of property and equipment	(981,428)	10,194
Net cash provided by (used in) investing activities	(1,731,428)	3,240,097

Cash flows from financing activities:
Proceeds from issuance of stock- offerings, net	15,337,796	9,289,957
Proceeds from issuance of debt instruments, net	(2,775,756)	13,436,775

Net cash provided by financing activities	13,062,040	22,726,632

Change in cash and cash equivalents, and restricted cash	(6,929,758)	12,968,656
Cash, cash equivalents and restricted cash at beginning of year	22,430,253	9,461,597
Cash, cash equivalents and restricted cash at end of year	$15,500,495	$22,430,253

The changes in working capital, net are primarily attributable to timing differences in accounts receivable, trade accounts payable and deferred revenues.

Going Concern

The Company’s liquidity sources include $ 15.5 million in cash and cash equivalents, including restricted cash of $2.9 million held for long-term purposes, and $ 5.7 million of working capital deficit as of December 31, 2024. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $18.3 million and $13.0 million during the year ended December 31, 2024, and 2023, respectively. The Company has also generated net cash provided by financing activities of $13.1 million and $22.7 million during 2024, and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

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

	For the year ended December 31,
	2024	2023
Net loss	$(35,768,144)	$(39,732,656)
Share-based payments	13,474,433	17,977,252
Interest expense	4,055,905	3,109,307
Impairment	1,118,750	-
Depreciation, amortization	4,066,957	2,885,856
Transaction costs	-	516,601
EBITDA, as adjusted	$(13,052,099)	$(15,243,640)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2024, contained in this Annual Report on Form 10-K for the year ended December 31, 2024. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2024 and 2023, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 - “Compensation-Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (the COSO Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

2025 Annual Meeting of Stockholders

The Company’s 2025 Annual Meeting of Stockholders is scheduled to be held on July 9, 2025. Stockholders of record as of May 13, 2025 will be entitled to receive notice of, and vote at, the annual meeting.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our executive officers and directors, and each such person’s age as of March 9, 2025.

Name	Age	Position(s)
Rani R. Kohen	59	Executive Chairman, Director
John P. Campi	80	Co-Chief Executive Officer
Leonard J. Sokolow	68	Co-Chief Executive Officer, Director
Marc-Andre Boisseau	60	Chief Financial Officer
Steven M. Schmidt	71	President
Patricia Barron	64	Chief Operations Officer
Nancy DiMattia	64	Director
Gary N. Golden	70	Director
Efrat L. Greenstein Brayer	62	Director
Thomas J. Ridge	79	Director
Dov Shiff	77	Director

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

Leonard J. Sokolow has served as Co-Chief Executive Officer of the Company since September 2023 and as a director of the Company since November 2015. Mr. Sokolow previously served in various roles at Newbridge Financial, Inc. and its subsidiaries, including as Chief Executive Officer and President of Newbridge Financial, Inc. from January 2015 through August 2023; as Chief Executive Officer of Newbridge Financial, Inc.’s broker-dealer subsidiary, Newbridge Securities Corporation, and Chief Executive Officer of Newbridge Financial, Inc.’s registered investment adviser subsidiary, Newbridge Financial Services Group, Inc., from July 2022 through August 2023; and as Chairman of Newbridge Securities Corporation from January 2015 through July 2022. Mr. Sokolow previously served in a variety of roles at vFinance, Inc., a publicly traded financial services company, including as Chairman of the board of directors from January 2007, a member of the board of directors from November 1997 and Chief Executive Officer from January 2007 through July 2008, when it merged into National Holdings Corporation, a publicly traded financial services company. Mr. Sokolow also served as President of vFinance, Inc. from January 2001 through December 2006. From July 2008 until July 2012, Mr. Sokolow was President of National Holdings Corporation, and from July 2008 until July 2014, he was Vice Chairman of the board of directors of National Holdings Corporation. From July 2012 until December 2014, Mr. Sokolow was a consultant and partner at Caribou LLC, a strategic advisory services firm. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund Inc., a closed-end management investment company, from 1994 to 1998. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc., a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick.

Mr. Sokolow has served on the board of directors of Consolidated Water Co. Ltd., a publicly traded developer and operator of advanced water supply and treatment plants and water distribution systems, since June 2006, where he currently serves as Chairman of the Audit Committee and as a member of the Nominations and Corporate Governance Committee. In addition, Mr. Sokolow has served on the board of directors of Vivos Therapeutics, Inc., a publicly traded medical technology company focused on developing and commercializing innovative diagnostic and treatment methods for patients suffering from breathing and sleep issues arising from certain dentofacial abnormalities, since June 2020, where he currently serves as Chairman of the Audit Committee and as a member of the Nominating and Corporate Governance Committee. Mr. Sokolow previously served on the board of directors of, and as member of the Audit Committee for, Agrify Corporation, a publicly traded provider of innovative cultivation and extraction solutions for the cannabis industry, and on the board of directors of, and as Chairman of the Audit Committee for, Marquee Energy Ltd. (formerly Alberta Oilsands Inc.), a then publicly traded energy company. Our board believes Mr. Sokolow’s qualifications to serve as a member of our board include his extensive experience in the financial industry and in strategic planning, mergers, acquisitions, securities, and corporate development advisory services, his service on other public company boards and his history of executive leadership in developing and operating businesses.

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

Steven M. Schmidt has served as our President since June 2021 and previously served as a consultant to the Company since August 2019. Mr. Schmidt formed Schmidt Family Investments LLC, which invests in early stage companies, in May 2017, of which he is the sole principal. Mr. Schmidt previously served in a variety of roles at Office Depot, Inc., an office supply retailer, from July 2007 through May 2016, including as Executive Vice President and President, International from November 2011 to May 2016, Executive Vice President, Corporate Strategy and New Business Development from July 2011 until November 2011 and President, North American Business Solutions from July 2007 until November 2011. Prior to joining Office Depot, Inc., Mr. Schmidt spent 11 years with the ACNielsen Corporation, a marketing research firm, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.

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

Gary N. Golden has served as a director of the Company since February 2022. Since June 2023, Mr. Golden has served as the Chief Financial Officer of Media Culture, a brand response media agency. Mr. Golden was previously employed at vcfo, which offers fractional CFO and human resources services to clients who require advisors they can trust to guide them through major changes, from April 2022 through May 2023. During 2021, Mr. Golden served as interim Chief Financial Officer of ADB Companies, which provides strategy, design, execution and program management services for the communication, utility, and technology industries. Prior to that, during 2021, Mr. Golden served as a project manager and professional services contractor for MMC Group, Inc., which offers full-service workforce solutions, and as interim controller at SportClips Haircuts. During 2020, he served as a special project auditor for WebsterRogers LLP, a South Carolina-based accounting and consulting firm that provides a broad spectrum of assurance, tax and advisory services. From 2013 to 2019, Mr. Golden served as Chief Financial Officer at NBG Home, an affiliate of Nielsen & Bainbridge, LLC and one of the largest home decor manufacturing companies and importers globally. From 2008 to 2013, Mr. Golden served as Chief Financial Officer and Professional Services Contractor for MMC Group, Inc. Mr. Golden has served in a variety of other financial and operational roles, including as Vice President, Controller of Kinko’s Inc., Senior Vice President and Corporate Controller of Blockbuster, Inc., and in controller and internal audit roles at Fuqua Industries and Qualex, Inc. Mr. Golden began his career at Arthur Andersen & Inc. Our board believes Mr. Golden’s qualifications to serve as a member of our board include his financial expertise, including his status as an “audit committee financial expert,” and his experience in the home goods and lighting industry.

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

Governor Thomas J. Ridge has served as a director of the Company since June 2013. Mr. Ridge founded and has served at Ridge Global, LLC, a global strategic consulting company and provider of insurance and risk transfer solutions, since July 2006, where he currently serves as Chairman of the board and previously served as Chief Executive Officer and President. In 2014, Mr. Ridge co-founded Ridge Schmidt Cyber, an executive services firm addressing the increasing demands of cybersecurity. In April 2010, Mr. Ridge became a partner of Ridge Policy Group, a bipartisan, full-service government affairs and issue management group. From January 2003 to January 2005, Mr. Ridge served as the Secretary of the United States Department of Homeland Security, and from September 2001 through January 2003, Mr. Ridge served as the Special Assistant to the President for Homeland Security.

Mr. Ridge served two terms as Governor of the Commonwealth of Pennsylvania, from 1995 to 2001, and served as a member of the U.S. House of Representatives from January 1983 until January 1995. Mr. Ridge previously served as a member of the board of directors of The Hershey Company, a global confectionery leader, from November 2007 to May 2018, Advaxis, Inc., a then publicly traded clinical-stage biotechnology company, from August 2015 to March 2018, and LifeLock, Inc., a then publicly traded provider of identity theft protection, from March 2010 to February 2017, until its merger with a subsidiary of Symantec Corporation, as well as several other public companies. Mr. Ridge serves as Co-Chair of the Bipartisan Commission on Biodefense, as Chairman Emeritus of the board of the National Organization on Disability, and as a member of board of counselors of the Center for the Study of the Presidency and Congress, among other private organizations. Our board believes Mr. Ridge’s qualifications to serve as a member of our board include his vast experience in both government and industry, his service on other public and private company boards and his expertise in risk management and cybersecurity.

Dov Shiff has served as a director of the Company since February 2014. Mr. Shiff is presently President and Chief Executive Officer of the Shiff Group of Companies. The Shiff Group owns and operates Shiff Group Assets Ltd., Shiff Group Investments Ltd., and Zvidan Investments Ltd. Our board believes Mr. Shiff’s qualifications to serve as a member of our board include his experience in developing and operating new businesses.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of seven directors, including two women. The number of directors is determined by our board of directors or our stockholders, but will not be less than five persons, subject to the terms of our articles of incorporation and our bylaws. Each director is elected to a one-year term and holds office until his or her successor is duly elected and qualified or until his or her earlier death, resignation, retirement or removal. Vacancies and newly created directorships on the board of directors may be filled at any time by the remaining directors.

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

Audit Committee

Our audit committee consists of Ms. DiMattia, Ms. Greenstein Brayer, and Mr. Golden, who is the chair of the audit committee. The functions of the audit committee include:

●	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;
●	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
●	reviewing our disclosure controls and procedures, as well as reviewing disclosures regarding our internal control over financial reporting;
●	establishing policies and procedures for the receipt, retention and treatment of accounting-related complaints and concerns;
●	recommending to the board of directors, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements will be included in our annual reports on Form 10-K;
●	discussing with management our policies with respect to risk assessment and risk management and our significant financial risk exposures, as well as information security and technology risks (including cybersecurity and artificial intelligence);
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing and overseeing all related person transactions for potential conflict of interest situations, as well as annually reviewing the related party transactions policy;
●	overseeing compliance with, and annually reviewing, the Code of Business Conduct and Ethics; and
●	reviewing quarterly earnings releases.

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq listing standards. Our board of directors has determined that Mr. Golden qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq listing standards. In making this determination, our board of directors considered Mr. Golden’s prior experience, business acumen and independence. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation Committee

Our compensation committee consists of Ms. DiMattia, Ms. Greenstein Brayer and Mr. Golden, who is the chair of the compensation committee. The functions of the compensation committee include:

●	annually reviewing our overall compensation policy as it applies to our employees generally, and the corporate goals and objectives relevant to compensation of the Executive Chairman, Co-Chief Executive Officers and our other executive officers;
●	reviewing and approving or recommending to the board of directors the compensation of our executive officers;
●	reviewing and approving or recommending to the board of directors our incentive compensation plans and equity-based plans;
●	reviewing and recommending to the board of directors the compensation of our non-management directors;
●	reviewing the executive compensation disclosures and, if and when required, preparing the compensation committee report required by SEC rules to be included in our annual proxy statement or Form 10-K, as applicable;
●	overseeing risks relating to our compensation policies, practices and procedures;
●	reviewing and overseeing the application of the Company’s policy for clawback, or recoupment, of incentive compensation;
●	reviewing our strategies related to human capital management, including talent acquisition, development and retention and corporate culture; and
●	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

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

Insider Trading Policies and Procedures

The board has adopted an insider trading policy (the “Insider Trading Policy”) that applies to all directors, officers and employees of the Company and its subsidiaries, as well as certain other designated persons, and provides guidelines with respect to transactions in the Company’s securities and the handling of confidential information about the Company and the companies with which the Company engages in transactions or does business, and promotes compliance with the securities laws. Among other things, the Insider Trading Policy prohibits directors, officers and employees of the Company and its subsidiaries from the following: (i) engaging in transactions in Company securities on material non-public information, subject to certain exceptions, including pursuant to an approved trading plan under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”); (ii) disclosing material non-public information to other parties (or “tipping”); and (iii) engaging in transactions in securities based on material non-public information about other companies with which the Company does business, in which the Company has significant investments, or that is involved in a potential transaction or business relationship with the Company. The Insider Trading Policy also prohibits our employees, officers and directors from engaging in hedging or monetization transactions with respect to our securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, transactions in derivative securities related to our securities, which include publicly traded call and put options, and short selling of our securities. The Insider Trading Policy additionally prohibits holding our securities in a margin account or otherwise pledging our securities as collateral, except with prior approval of the compliance officer designated under the Insider Trading Policy. Certain covered persons, including our directors and officers and their covered family members and controlled entities, are subject to blackout periods during which they are restricted from transacting in our securities and are required to receive approval from the compliance officer prior to engaging in transactions in our securities. The Insider Trading Policy also sets forth mandatory guidelines that apply to directors, officers and employees of the Company and its subsidiaries who adopt Rule 10b5-1 plans for transactions in Company securities, which are intended to ensure compliance with Rule 10b5-1. For additional information, see the Insider Trading Policy, which is included as an exhibit to this Form 10-K and posted on the investor relations section of our website at www.skyplug.com.

It is also the policy of the Company that the Company will not engage in transactions in Company securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to the Company or its securities other than in compliance with applicable law.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires all persons subject to such reporting requirements to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us that no other reports were required, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2024 and through the date of this Form 10-K, except as follows: a Form 4 filed by Dov Shiff on April 10, 2024, reporting the April 4, 2024 annual grant of restricted stock and stock options pursuant to the Director Compensation Program; a Form 4 filed by Steven M. Schmidt on October 4, 2024, reporting the September 13, 2024 cashless exercise of options; a Form 4 filed by Steven M. Schmidt on December 17, 2024, reporting the September 15, 2024 grant of RSUs; and a Form 4 filed by Thomas J. Ridge on January 3, 2025 reporting the conversion of preferred stock into common stock on May 1, 2023, the June 30, 2023, September 30, 2023 and December 31, 2023 issuances of restricted stock paid in lieu of the cash retainer payable for his service on the board, pursuant to the Director Compensation Program, and the April 4, 2024 annual grant of restricted stock and stock options pursuant to the Director Compensation Program.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Overview

Our “named executive officers” for the year ended December 31, 2024 were:

●	John P. Campi, Co-Chief Executive Officer ;
●	Leonard J. Sokolow, Co-Chief Executive Officer;
●	Rani R. Kohen, Executive Chairman;
●	Marc-Andre Boisseau, Chief Financial Officer;
●	Steven M. Schmidt, President; and
●	Patricia Barron, Chief Operations Officer.

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

Executive Compensation Program Components

Base Salary

Executive officer base salaries are based on job responsibilities and individual contributions and are designed to attract and retain employees over time. Each of our named executive officers (other than Mr. Schmidt) receives a base salary set forth in an employment agreement entered into with the Company, and the board has the discretion to review and adjust each applicable named executive officer’s base salary. Mr. Campi, Mr. Sokolow, Mr. Kohen, Ms. Barron and Mr. Boisseau received an annual base salary of $150,000, $160,000, $300,000, $150,000, and $144,000, respectively, during 2024.

Incentive and Bonus Compensation

Certain named executive officers’ employment agreements also provide for the receipt of incentive and/or bonus compensation, which may be paid annually in cash and/or stock. These incentive compensation and bonus awards are designed to focus our executive officers on our business objectives of growing our business, including increasing our revenue and income.

Mr. Sokolow will receive a minimum bonus every six months during the term of his employment agreement equal to $40,000 in cash or stock, as elected by Mr. Sokolow, and is eligible to receive a performance-based bonus, payable in equity and/or cash, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. Mr. Kohen is eligible to receive annual incentive compensation based on our annual gross revenue, which may be paid in cash, stock and/or options, as well as supplemental bonus compensation of performance-based stock options to purchase up to 15,000,000 shares of common stock at an exercise price ranging between $6.00 and $12.00 per share, determined based on the achievement of specified market capitalizations of the Company, and the potential to receive further options based on the achievement of additional specific market capitalizations of the Company, as described further below under “Agreements with Named Executive Officers.” Mr. Schmidt may receive additional equity grants or other bonus or other incentive compensation, as determined by the Company. Mr. Boisseau is eligible to receive performance-based compensation in the form of a bonus, payable in equity and/or cash, as determined by the compensation committee, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. The actual incentive and/or bonus compensation earned by each of our named executive officers during our most recent fiscal year is set forth in the “Summary Compensation Table” below.

Other Equity Compensation and Awards

Our named executive officers may also receive equity awards under our 2021 Stock Incentive Plan (as amended and restated, the “2021 Plan”). We use equity awards to align the interests of our named executive officers with those of our stockholders. We believe that equity awards, such as stock options, restricted stock units (“RSUs”) and non-vested restricted stock, encourage our named executive officers to focus on our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

The compensation committee approved the following cash and equity awards during 2024:

On December 15, 2024, the compensation committee approved the payment of a cash bonus of $45,000 to each of Mr. Campi and Mr. Sokolow, as a form of retention award.

On December 15, 2024, the compensation committee granted to Ms. Barron a five-year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.09 per share, which vests in three equal annual instalments beginning on January 1, 2025, subject to continued employment through the applicable vesting date.

Pursuant to his employment agreement, Mr. Schmidt received the following equity grants on September 15, 2024, subject to continued employment through the applicable vesting date: a five-year option to purchase 250,000 shares of common stock at an exercise price of $0.90 per share, 10,000 of which vested on December 20, 2024, with the remaining 240,000 vesting in equal quarterly instalments of 20,000 beginning on December 31, 2024; and 250,000 RSUs, 10,000 of which vested on December 20, 2024, with the remaining 240,000 vesting in equal quarterly instalments of 20,000 beginning on December 31, 2024. In addition, also pursuant to his employment agreement, Mr. Schmidt received the following equity grants on December 15, 2024, subject to continued employment through the applicable vesting date: a five-year option to purchase 100,000 shares of common stock at an exercise price of $1.09 per share, which vests in two equal annual instalments beginning on January 1, 2025; and 100,000 RSUs, which vest in two equal annual instalments beginning on January 1, 2025.

In August 2024, the compensation committee granted the payments of cash bonus of $70,000 to Marc Boisseau payable in twelve monthly payments effective September 1, 2024.

We also grant equity-based sign-on bonuses when necessary and appropriate to advance our and our stockholders’ interests, including to attract or retain top executive-level talent. Mr. Kohen’s Chairman Agreement provided for a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $12.00 per share, which was granted effective January 1, 2022 and vested in full on January 1, 2023. Mr. Boisseau’s agreement provided for a signing bonus consisting of (1) 10,000 shares of restricted common stock, which vested in four equal instalments as of the end of each quarter in 2022, and (2) a three-year stock option to purchase 10,000 shares of common stock at an exercise price of $12.34 per share, which vested in four equal instalments at the end of each quarter in 2022, and which were both granted effective March 11, 2022.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non- Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John P. Campi	2024	150,000	45,000	-	-	-	-	195,000
Co-Chief Executive Officer	2023	150,000	-	-	-	-	-	150,000
Leonard J. Sokolow	2024	160,000	125,000	-	-	-	21,909	306,909
Co-Chief Executive Officer	2023	49,129	-	381,296	22,396	-	-	452,821
Rani R. Kohen	2024	300,000	-	-	-	431,384	69,256	800,640
Executive Chairman	2023	300,000	-	-	-	293,962	62,436	656,398
Marc-Andre Boisseau	2024	144,000	51,000	-	-	__	12,010	207,010
Chief Financial Officer	2023	144,000	50,000	249,117	81,706	-	-	524,823
Patricia Barron	2024	150,000	13,500	-	67,900		30,260	261,660
Chief Operations Officer	2023	150,000	-	73,429	23,617	-	11,633	258,679
Steven M. Schmidt	2024	-	10,300	334,750	235,530	-	-	580,580
President	2023	-	-	-	-	-	-	-

(1)	The value of stock awards and options in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”). The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 11 to our consolidated financial statements for the year ended December 31, 2024.

(2)	During 2024: (i) Ms. Barron received options to purchase 100,000 shares of common stock at an exercise price of $1.09 per share; and (ii) Mr. Schmidt received 350,000 RSUs, options to purchase 250,000 shares of common stock at an exercise price of $0.90 per share, and options to purchase 100,000 shares of common stock at an exercise price of $1.09 per share.

(3)	Non-Equity Incentive Plan Compensation reflects incentive compensation payable pursuant to each individual’s respective employment agreement, typically as a percent of the Company’s net revenue or sales earned, and in each case as described below under “Agreements with Named Executive Officers.” In March 2024, Mr. Campi and Ms. Barron each entered into a commission termination agreement, terminating the incentive compensation-related provisions in their employment agreements and agreeing no amounts would be paid pursuant to such provisions for prior periods that had not previously been paid.

(4)	On occasion, the Company pays travel and lodging expenses for family members and guests of named executive officers, to accompany named executive officers on trips for business purposes such as road shows and other events. There was no incremental cost associated with family member travel that required disclosure in the Summary Compensation Table. For 2024, all other compensation consisted of the following: for Mr. Sokolow, $21,909 for health insurance premiums, for Mr. Kohen, $28,410 for health insurance premiums, $28,846 paid in lieu of vacation, and $12,000 car allowance; for Mr. Boisseau, $4,210 for health insurance premiums and $7,800 for contributions to the Company’s 401K Plan, and for Ms. Barron, $10,720 for health insurance premiums and $7,040 for contributions to the Company’s 401K Plan, and $12,500 paid in lieu of vacation.

During 2024, we paid $187,500 to Mr. Campi for wages in arrears.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2024. Mr. Campi did not hold any outstanding equity awards as of December 31, 2024.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) Not exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)*	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Leonard Sokolow	150,000	-		-	0.60	11/15/2025	-		-	-	-
	150,000	-		-	3.00	4/19/2027	-		-	-	-
	150,000	-		-	4.00	4/19/2027	-		-	-	-
	100,000	-		-	12.00	1/1/2025	-		-	-	-
	100,000	-		-	12.00	12/31/2025	-		-	-	-
	100,000	-		-	12.00	12/31/2026	-		-	-	-
	17,500	-		-	12.34	3/11/2027	-		-	-	-
	17,500	-		-	3.28	4/5/2028	-		-	-	-
	220,000	230,000	(1)	-	1.58	9/12/2028	-		-	-	-
	-	-		-	-	-	230,000	(1)	266,800	-	-
Rani R. Kohen(2)	1,000,000	-		-	0.60	11/15/2025	-		-	-	-
	800,000	340,000	(3)	-	12.00	1/1/2027	-		-	-	-
	1,000,000			1,000,000	6.00	1/1/2027
				2,000,000	7.00	1/1/2027
				2,000,000	8.00	1/1/2027
				10,000,000	12.00	1/1/2027
Marc-Andre Boisseau	10,000	-		-	12.34	3/11/2025	-		-	-	-
	80,000	40,000	(4)	-	3.28	4/5/2028	-		-	-	-
	-	-		-	-	-	40,000	(4)	46,400	-	-
Patricia Barron	200,000	-		-	0.60	11/15/2025	-		-	-	-
	150,000	-		-	1.20	11/15/2025	-		-	-	-
	150,000	-		-	1.80	11/15/2025	-		-	-	-
	50,000	-		-	3.00	4/19/2027	-		-	-	-
	50,000	-		-	4.00	4/19/2027	-		-	-	-
	50,000	50,000	(5)	-	2.08	8/4/2028	-		-	-	-
	-	-		-	-	-	50,000	(5)	58,000	-	-
	-	100,000	(6)	-	1.09	12/15/2029	-		-	-	-
Steven M. Schmidt	100,000	-		-	12.00	6/1/2026	-		-	-	-
	30,000	220,000	(7)	-	0.90	9/15/2029	-		-	-	-
	-	-		-	-	-	220,000	(7)	255,200
	-	100,000	(9)	-	1.09	12/15/2029	-		-	-	-
	-	-		-	-	-	100,000	(8)	116,000	-	-

* Based on the closing stock price of our common stock of $1.16 on December 31, 2024, the last trading day of the 2024 fiscal year.

(1)	These options and RSUs vest as follows: 200,000 will vest in four semi-annual instalments of 50,000, beginning on March 12, 2025, and 30,000 will vest on March 12, 2027.

(2)	Pursuant to Mr. Kohen’s chairman agreement, Mr. Kohen has the following options as supplemental bonus compensation, subject to the Company achieving the specified market capitalization (i) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (iii) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. Mr. Kohen also received supplemental bonus compensation such that, in the event the Company achieves a $10.0 billion valuation, for each valuation increase of $1.0 billion up to $30.0 billion Company valuation, Mr. Kohen will receive an option to purchase 500,000 shares at an exercise price of $12.00 per share.

(3)	These options vest on January 1, 2025.

(4)	These options and RSUs vest on April 5, 2025.

(5)	These options and RSUs vest in two equal annual installments on each of August 4, 2025 and 2026.

(6)	These options vest in three equal annual installments on each of January 1, 2025, 2026 and 2027.

(7)	These options and RSUs vest in eleven equal quarterly installments of 20,000, beginning March 31, 2025.

(8)	These options and RSUs vest in two equal annual instalments on each of January 1, 2025 and 2026.

Agreements with Named Executive Officers

John P. Campi (Co-Chief Executive Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with John Campi, then its Chief Executive Officer and Chief Financial Officer (the “Campi Agreement”), which superseded Mr. Campi’s previous employment agreement effective September 1, 2016. Effective September 2023, Mr. Campi began serving under the Campi Agreement as Co-Chief Executive Officer. The Campi Agreement provided for an initial term of one year, which expired August 31, 2020. The term may be, and has been, renewed by the mutual agreement of Mr. Campi and the Company. Subject to other customary terms and conditions of such agreements, the Campi Agreement provides that Mr. Campi will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; and (ii) a sign-on bonus of a stock option to purchase 120,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020. Mr. Campi was previously eligible to receive incentive compensation consisting of (a) a cash component, paid on an annual basis, equal to (x) 0.25% of the Company’s annual gross revenue and (y) 3.0% of the Company’s annual net income, and (b) a stock option component, consisting of five-year options to purchase shares of common stock in an amount equal to 0.5% of the Company’s quarterly net income, the exercise price of which will be determined at the time such options are granted. In March 2024, Mr. Campi entered into a commission termination agreement, terminating the incentive compensation-related provisions in his employment agreement and agreeing no amounts would be paid pursuant to such provisions for prior periods. Mr. Campi is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of his duties.

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

Subject to other customary terms and conditions of such agreements, the Chairman Agreement provides that Mr. Kohen will receive: (i) a base salary of $300,000 per year commencing January 1, 2022 (an increase from $250,000 per year under the 2019 Chairman Agreement), which will be increased by the Company in the event the Company has a significant cash raise; (ii) annual equity compensation consisting of options to purchase 1,020,000 shares of common stock at an exercise price of $12.00 per share, which vest in three equal annual instalments on each of January 1, 2023, 2024 and 2025 (subject to certain exceptions) and have a five-year term; (iii) a sign-on bonus stock option to purchase 120,000 shares of common stock at an exercise price of $12.00 per share, which vested in its entirety on January 1, 2023 and has a five-year term; (iv) supplemental bonus compensation of stock options to purchase up to 6,000,000 shares of common stock at an exercise price ranging between $6.00 and $8.00 per share, determined based on the achievement of specified market capitalizations of the Company, as described further below, which have a five-year term; (v) supplemental bonus compensation such that, in the event the Company achieves a $10.0 billion valuation, for each valuation increase of $1.0 billion up to $30.0 billion Company valuation, Mr. Kohen will receive an option to purchase 500,000 shares at an exercise price of $12.00 per share; and (vi) incentive compensation equal to 0.5% of the Company’s gross revenue, which will be paid in cash, stock and/or options on an annual basis. In the event the Company exceeds a $30.0 billion valuation, the Company and Mr. Kohen will negotiate a mutually acceptable amendment to the Chairman Agreement.

Mr. Kohen is eligible for the following supplemental bonus compensation under the Chairman Agreement (in addition to the supplemental bonus compensation described in clause (v) above): (i) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $500.0 million, $1.0 billion, $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (iii) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. As of December 31, 2024, the following previously vested, and expired during 2024: (i) options to purchase 1.5 million shares at an exercise price of $3.00 per share; (ii) options to purchase 500,000 shares at an exercise price of $4.00 per share; and (iii) options to purchase 1.0 million shares at an exercise price of $6.00 per share.

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

Patricia Barron (Chief Operations Officer)

Effective September 1, 2019, the Company entered into an Executive Employment Agreement with Patricia Barron, its Chief Operations Officer (the “Barron Agreement”), which superseded Ms. Barron’s previous employment agreement effective July 1, 2016. The Barron Agreement provided for an initial term of one year, which term may be, and has been, renewed by the mutual agreement of Ms. Barron and the Company. Subject to other customary terms and conditions of such agreements, the Barron Agreement provides that Ms. Barron will receive: (i) a base salary of $150,000 per year, which may be adjusted each year at the discretion of the board; and (ii) a sign-on bonus of a stock option to purchase 100,000 shares of common stock at an exercise price of $6.00 per share, which vested in its entirety on December 31, 2020. Ms. Barron was previously eligible to receive cash incentive compensation equal to 0.25% of the Company’s net revenue, payable on an annual or quarterly basis. In March 2024, Ms. Barron entered into a commission termination agreement, terminating the incentive compensation-related provisions in her employment agreement and agreeing no amounts would be paid pursuant to such provisions for prior periods. Ms. Barron is also entitled to receive expense reimbursement for reasonable expenses, including travel and entertainment, incurred in the performance of her duties.

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

Steven M. Schmidt (President)

Effective December 20, 2024, the Company entered into a three-year employment agreement with Steven M. Schmidt, pursuant to which Mr. Schmidt agreed to serve as the Company’s President (the “Schmidt Agreement”). Subject to other customary terms and conditions of such agreements, Mr. Schmidt received the following awards as compensation for his service as President: (i) a grant of 250,000 RSUs and five-year options to purchase up to 250,000 shares of common stock, each of which vests as to 10,000 RSUs or options on December 20, 2024, with the remaining 240,000 RSUs or options vesting in equal quarterly instalments of 20,000 RSUs or options beginning on December 31, 2024; and (ii) a grant of 100,000 RSUs and five-year options to purchase up to 100,000 shares of common stock, each of which vests in two equal annual instalments on January 1, 2025 and January 1, 2026. Mr. Schmidt may receive additional equity grants or other bonus or other incentive compensation, as determined by the Company. Mr. Schmidt is also entitled to up to four weeks of vacation per year and to receive expense reimbursement for reasonable expenses, approved in advance in writing by the Company, incurred in the performance of his duties. The Schmidt Agreement includes customary confidentiality and intellectual property provisions and post-employment non-solicitation and non-competition covenants. The Schmidt Agreement provides for a term ending December 31, 2027 and may be terminated by either party at any time, for any reason, upon 30 days’ written notice or immediately and without notice in the event of any breach or default of a material term or condition of the Schmidt Agreement that is not remedied or cured within ten days after delivery of written notice thereof. Any portion of an award that has not vested as of the date Mr. Schmidt ceases to be an employee of the Company will be forfeited and terminated automatically.

Marc-Andre Boisseau (Chief Financial Officer)

Effective January 1, 2022, the Company entered into an employment agreement with Marc-Andre Boisseau, pursuant to which Mr. Boisseau agreed to serve as the Company’s Chief Financial Officer (the “Boisseau Agreement”). Subject to other customary terms and conditions of such agreement, the Boisseau Agreement provides that Mr. Boisseau will: (i) receive a base salary of $144,000 per year, subject to annual review and adjustment; (ii) receive a signing bonus consisting of (1) 10,000 shares of common stock, which vested in four equal instalments at the end of each quarter in 2022 and (2) a three-year stock option to purchase 10,000 shares of common stock, which vested in four equal instalments at the end of each quarter in 2022; and (iii) be eligible to receive performance-based compensation in the form of a bonus, payable in equity and/or cash, as determined by the compensation committee, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. Mr. Boisseau is also entitled to receive expense reimbursement for reasonable expenses, approved in writing by the Executive Chairman and Chief Executive Officer, incurred in the performance of his duties. The Boisseau Agreement also contains customary non-competition and non-solicitation covenants and does not provide for any specified severance benefits. The Boisseau Agreement provides that Mr. Boisseau’s employment is “at will,” and either party may terminate his employment at any time and for any reason, without cause, upon 90 days’ advance written notice.

Stock Incentive Plans

2021 Stock Incentive Plan (as Amended and Restated)

The 2021 Plan was originally adopted by our board of directors in December 2021 and approved by our stockholders in February 2022 and became effective February 9, 2022. On July 10, 2024, our stockholders approved the amendment and restatement of the 2021 Plan, increasing the number of shares authorized for issuance under the 2021 Plan by 20,000,000 shares. The 2021 Plan is the successor to the Company’s 2018 Stock Incentive Plan (as amended and restated, the “2018 Plan”), and no further awards may be granted under the 2018 Plan. The following provides a summary of the 2021 Plan.

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

Shares Available

Subject to adjustments as described below, the total number of shares that may be delivered under the 2021 Plan will not exceed 40,000,000 shares (all of which potentially may be issued pursuant to awards of incentive stock options). Shares tendered or withheld to pay the exercise price of a stock option or to cover tax withholding, and shares repurchased by the Company with stock option proceeds, will not be added back to the number of shares available under the 2021 Plan. Upon exercise of any stock appreciation right that may be settled in shares, the full number of shares subject to that award will be counted against the number of shares available under the 2021 Plan, regardless of the number of shares used to settle the stock appreciation right upon exercise. To the extent that any award under the 2021 Plan or any award granted under the 2018 Plan prior to the effectiveness of the 2021 Plan is forfeited, cancelled, surrendered, or terminated without the issuance of shares or an award is settled only in cash, the shares subject to such awards granted but not delivered will be added to the number of shares available for awards under the 2021 Plan. Shares available for awards under the 2021 Plan may consist of authorized and unissued shares, treasury shares (including shares purchased by the Company in the open market) or a combination of the foregoing.

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

Term of the 2021 Plan; Amendment and Termination

No awards may be granted under the 2021 Plan on or after February 9, 2032 (the tenth anniversary of the effective date of the 2021 Plan), or such earlier date as the 2021 Plan may be terminated by the board of directors. The board of directors may, without stockholder approval, amend or terminate the 2021 Plan, except in any respect as to which stockholder approval is required by the 2021 Plan, by law, regulation or the rules of an applicable stock exchange.

2018 Stock Incentive Plan (as Amended and Restated)

The board of directors initially approved the 2018 Plan on April 26, 2018, and in each of August 2019 and November 2021, the board of directors approved the amendment and restatement of the 2018 Plan. The Company no longer grants awards under the 2018 Plan as it was replaced by the 2021 Plan. However, any outstanding awards under the 2018 Plan continue to be governed by their existing terms.

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

2015 Stock Incentive Plan

The Company previously granted equity awards under the 2015 Stock Incentive Plan, which contained substantially the same terms as the 2018 Plan, described above. The Company no longer grants awards under the 2015 Stock Incentive Plan as it was replaced by the 2018 Plan. However, any outstanding awards under the 2015 Stock Incentive Plan continue to be governed by their existing terms.

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

Each of our named executive officers holds equity awards that were granted subject to the general terms and termination and change in control provisions of our stock incentive plans. The forms of agreements governing outstanding awards granted under the plans contain additional such provisions. For additional discussion, please see “Stock Incentive Plans” above.

Compensation Recovery Policy

During 2023, the board of directors adopted the Company’s Compensation Recovery Policy to comply with SEC and Nasdaq rules for the clawback of certain executive compensation in the event that we are required to prepare a restatement of our financial statements due to material noncompliance with any financial reporting requirement under the securities laws. In the event of such a restatement, the Compensation Recovery Policy provides that the compensation committee will cause the Company to promptly recover any erroneously awarded incentive-based compensation received by any covered executive officer during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement. Covered executive officers include both current and former executive officers, and incentive-based compensation includes any compensation that is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure. Financial reporting measures are those that are determined and presented in accordance with the accounting principles used in preparing our financial statements, and any measures that are derived wholly or in part from such measures. The amount required to be recovered under the Compensation Recovery Policy in the event of an accounting restatement generally will equal the amount of incentive-based compensation received by the covered executive officer that exceeds the amount of such compensation that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid. The Compensation Recovery Policy is effective with respect to covered incentive-based compensation received by a covered executive officer on or after October 2, 2023.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not schedule the grant of stock options or other equity awards in anticipation of the disclosure of material nonpublic information, and we do not schedule the disclosure of material nonpublic information based on the timing of grants of stock options or other equity awards. We have not adopted any formal policy that would require the compensation committee or the board to grant, or to avoid granting, stock options or other equity awards to our named executive officers or other employees at certain times. Under our Director Compensation Program (described below under the heading “Director Compensation”), annual awards of stock options and restricted stock are granted to our non-employee directors on the third trading day after the earlier of the date of the earnings release or the date the annual report is filed on Form 10-K.

DIRECTOR COMPENSATION

Director Compensation

Under the director compensation program approved by the board in March 2023 (the “Director Compensation Program”), for service on our board, non-employee directors receive an annual cash retainer of $30,000, paid in quarterly instalments, or, if a director elects to receive payment in shares of common stock, a single annual distribution of common stock. For 2024, shares were granted on December 31, 2024, with the number of shares granted determined based on the opening price per share of common stock on Nasdaq on December 31, 2024. Messrs. Ridge and Shiff each elected to receive their 2024 annual cash retainer in shares of common stock. For 2025, all shares will be granted on December 31, 2025, with the number of shares granted to be determined based on the opening price per share of common stock on Nasdaq on such date. Messrs. Ridge and Shiff have each elected to receive their 2025 annual cash retainer in shares of common stock

In addition, on the third trading day after the earlier of the date of the earnings release or the date the annual report is filed on Form 10-K (the “Program Grant Date”), non-employee directors receive an annual grant of (i) 5,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 5,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly instalments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

For service as a member of the audit committee, compensation committee and/or nominating and corporate governance committee, non-employee directors each receive an additional annual grant of (i) 3,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 3,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly instalments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

For service as the Chair of the audit committee, compensation committee and/or nominating and corporate governance committee, non-employee directors each receive an additional annual grant of (i) 2,000 shares of restricted stock, which vest immediately on the Program Grant Date, and (ii) options to purchase up to 2,000 shares of common stock with an exercise price equal to the closing price of common stock on Nasdaq on the Program Grant Date, which will vest in twelve equal monthly instalments beginning on the last day of the month in which the options were granted and expire five years from the Program Grant Date.

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

Director Compensation Table

The following table summarizes the compensation paid to each non-employee director who served during the fiscal year ended December 31, 2024. All compensation earned by Messrs. Kohen and Sokolow during 2024 has been reported in the “Summary Compensation Table” above under “Executive Compensation.”

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Nancy DiMattia	30,000	28,885	8,347	-	-	-	67,232
Gary N. Golden	30,000	19,620	5,670	-	-	-	55,290
Efrat L. Greenstein Brayer	30,000	17,440	5,040	-	-	-	52,480
Thomas J. Ridge	-	35,450	1,575	-	-	-	37,025
Dov Shiff	-	35,450	1,575	-	-	-	37,025

(1)	The table reflects the grant date fair value, as computed in accordance with Topic 718, of the restricted share awards and options granted to directors in 2024. The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 11 to our consolidated financial statements for the 2024 fiscal year. All stock options reported in the table above were granted with an exercise price of $1.09 per share and vest in twelve equal monthly instalments beginning on April 30, 2024.

There were no unvested stock awards held by non-employee directors as of December 31, 2024. The total number of unexercised option awards (vested and unvested) held by our non-employee directors as of December 31, 2024 was as follows: Ms. DiMattia, 61,000 options; Mr. Golden, 46,000 options; Ms. Greenstein Brayer, 41,000 options; Mr. Ridge, 590,000 options; and Mr. Shiff, 115,000 options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our issued and outstanding common stock as of March 13, 2025 for:

●	each of our named executive officers;
●	each of our directors;
●	all of our executive officers and directors as a group; and
●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock, Series A Preferred Stock, or Series A-1 Preferred Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes securities that the individual or entity has the right to acquire, such as through the exercise of issued stock options or warrants, vesting of RSUs, or conversion of convertible notes or preferred stock, within 60 days of March 13, 2025. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

The percentage of beneficial ownership of common stock is based on 104,471,445 shares of common stock issued and outstanding as of March 13, 2025. The percentage of beneficial ownership of Series A Preferred Stock and Series A-1 Preferred Stock is based on 200,000 shares and 260,000 shares, respectively, issued and outstanding as of March 13, 2025. The percentage of total voting power is based on the shares of common stock issued and outstanding as of March 13, 2025, plus the shares of common stock issuable upon the conversion of the Series A Preferred Stock and Series A-1 Preferred Stock issued and outstanding as of March 13, 2025 based on the conversion price in effect for the preferred stock on March 13, 2025. Shares of our common stock that are subject to options or warrants exercisable, RSUs vesting, or notes or preferred stock convertible within 60 days of March 13, 2025 are deemed to be outstanding for computing the percentage ownership of common stock and total voting power of the person holding such options, warrants, RSUs, notes and/or preferred stock and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person, except that total voting power includes the shares of common stock issuable upon conversion of the Series A Preferred Stock and Series A-1 Preferred Stock in determining percentage ownership, as noted above.

Except as otherwise indicated below, the address of each beneficial owner is c/o SKYX Platforms Corp., 2855 W. McNab Road, Pompano Beach, Florida 33069.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class	Number of Shares of Series A-1 Preferred Stock Beneficially Owned	Percentage of Class	Total Voting Power
Greater than 5% Stockholders
Dov Shiff, Director(1)	15,168,859	14.5%	-	-	-	-	13.8%
Rani R. Kohen, Executive Chairman and Director(2)	12,283,969	11.4%	-	-	-	-	10.8%
Motek 7 SQL LLC(3)	6,118,004	5.9%	-	-	-	-	5.6%
Strul Associates Limited Partnership(4)	6,289,504	5.9%	-	-	20,000	7.7%	5.9%
SKY Opportunity I LLC(5)	150,000	*	200,000	100.0%	-	-	2.3%
Steven Siegelaub(6)	3,234,534	3.1	-	-	50,000	19.2%	3.5%
Michael and Zelene Fowler(7)	-	-	-	-	20,000	15.4%	*
David S. Nagelberg 2023 Revocable Trust(8)	4,539,602	4.2	-	-	40,000	15.4%	4.4%
Freeman Caribbean Investments, LLC(9)	230,000	*	-	-	20,000	7.7%	*
Steven M. Schmidt, President(14)	452,204	*	-	-	20,000	7.7%	*
Harry & Brenda Mittelman Revocable Living Trust(10)	2,090,166	2.0	-	-	14,000	5.4%	2.1%
Directors and Named Executive Officers (not otherwise included above)
John P. Campi, Co-Chief Executive Officer(11)	831,019	*	-	-	10,000	3.8%	*
Leonard J. Sokolow, Co-Chief Executive Officer, Director(12)	1,577,228	1.5%	-	-	10,000	3.8%	1.5%
Marc-Andre Boisseau(13)	229,528	*	-	-	-	-	*
Patricia Barron, Chief Operations Officer(15)	812,389	*	-	-	-	-	*
Nancy DiMattia, Director(16)	145,770	*	-	-	-	-	*
Gary N. Golden, Director(17)	92,000	*	-	-	-	-	*
Efrat L. Greenstein Brayer, Director(18)	82,000	*	-	-	-	-	*
Thomas J. Ridge, Director(19)	1,633,770	1.6%	-	-	-	-	1.5%
All directors and current executive officers as a group (11 persons)(20)	33,308,736	30.1%	-	-	40,000	15.4%	30.3%

*	Represents beneficial ownership of less than one percent.

(1)	Based on a Form 4 and Schedule 13D/A filed by Mr. Shiff on January 3, 2024 and October 10, 2023, respectively. Includes 13,274,618 shares of common stock held by DZDLUX s.a.r.l., of which Mr. Shiff is a controlling person; 235,712 shares of common stock held by Shiff Group Assets Ltd., of which Mr. Shiff is a controlling person; 1,488,529 shares of common stock held directly by Mr. Shiff; and 40,000 shares held by Mr. Shiff’s spouse. Also includes 90,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025 and 40,000 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Shiff Group Investments Ltd., of which Mr. Shiff is the President and Chief Executive Officer. As a result of his positions at DZDLUX s.a.r.l, Shiff Group Assets Ltd. and Shiff Group Investments Ltd., Mr. Shiff may be deemed to be the beneficial owner of the shares held by such entities and have voting and dispositive power over such shares.

(2)	Based on a Form 4 and Schedule 13D/A filed by Mr. Kohen on June 13, 2022 and July 7, 2023, respectively. Includes 16,001 shares of common stock held directly by Mr. Kohen, 9,143,969 shares of common stock held by KRNB Holdings LLC and 100,000 shares of common stock held by Mr. Kohen’s family member, as well 3,140,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025. As manager of KRNB Holdings LLC, Mr. Kohen may be deemed to be the beneficial owner of the shares held by KRNB Holdings LLC and have voting and dispositive power over such shares.

(3)	Based on a Schedule 13G filed by Motek 7 SQL LLC on February 16, 2022. As manager of Motek 7 SQL LLC, Hillel Bronstein may be deemed to be the beneficial owner of the shares held by Motek 7 SQL LLC and have voting and dispositive power over such shares. The business address of Motek 7 SQL LLC is c/o Mansfield Bronstein, PA, 500 Broward Blvd., Suite 1450, Fort Lauderdale, Florida 33394.

(4)	Includes 250,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 5,070,985 shares of common stock, 125,000 shares of common stock issuable upon exercise of an outstanding warrant, 1,018,519 shares of common stock underlying convertible promissory notes that are exercisable within 60 days of March 131, 2025 held by Strul Associates Limited Partnership, and 75,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025. As President of Strul Associates Limited Partnership, Aubrey Strul may be deemed to be the beneficial owner of the shares held by Strul Associates Limited Partnership and have voting and dispositive power over such shares. The business address of Strul Associates Limited Partnership is 20320 Fairway Oaks Drive, #362, Boca Raton, Florida 33434.

(5)	Includes 2,500,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by SKY Opportunity I LLC, 75,000 shares of common stock held by Lance T. Shaner or vesting within 60 days of March 13, 2025, and 75,000 options held by Mr. Shaner that are exercisable within 60 days of March 13, 2025. Mr. Shaner, the Manager of Shaner Sky LLC, which is the Manager of SKY Opportunity I LLC, may be deemed to be the beneficial owner of the shares held by SKY Opportunity I LLC and to have voting and dispositive power over such shares. The address for SKY Opportunity I LLC and Mr. Shaner is 1965 Waddle Road, State College, Pennsylvania 16803.

(6)	Includes 500,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by Steven Siegelaub and 125,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by Investment 2018 LLC. Also includes the following shares of common stock: (i) 831,926 shares held by Safety Investors 2014 LLC; (ii) 1,016,591 shares held by Investment 2013, LLC; (iii) 104,622 shares held by 301 Office Ventures, LLC; (iv) 87,424 shares held by Enterprises 2013, LLC; (v) 719,521 shares held by Investment 2018 LLC; (vi) 60,000 shares held by DRS Real Estate Ventures LLC; (vii) 92,872 shares held jointly by Mr. Siegelaub and his spouse; (viii) 63,244 shares held by Mr. Siegelaub; (ix) 58,334 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Sky Technology Partners, LLC; and (x) 200,000 shares of common stock underlying stock options held jointly by Mr. Siegelaub and his spouse that are currently exercisable. As the managing member of each of 301 Office Ventures, LLC, Enterprises 2013, LLC, Investment 2013 LLC, Safety Investors 2014 LLC, Investment 2018 LLC, DRS Real Estate Ventures LLC and Sky Technology Partners, LLC, Mr. Siegelaub may be deemed to the beneficial owner of the shares held by such entities and to have voting and dispositive power over such shares. The address of Mr. Siegelaub and his affiliated entities is 361 E. Hillsboro Blvd., Deerfield Beach, Florida 33441.

(7)	Includes 500,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock. The address of Michael and Zelene Fowler is 1 W. Century Drive, #27C, Los Angeles, California 90067.

(8)	Includes 500,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 2,881,403 shares of common stock issuable upon conversion of convertible notes, and 1,150,000 warrants held by the David S. Nagelberg 2003 Revocable Trust. Also includes 249,752 shares of common stock issuable upon conversion of convertible notes and 100,000 warrants held by DSN Ventures LLC, 41,781 shares of common stock issuable upon conversion of convertible notes and 16,667 warrants held by David. Nagelberg’s spouse, and 100,000 shares of common stock held by David. Nagelberg which will vest within 60 days of March 13, 2025. As trustee of the David S. Nagelberg 2003 Revocable Trust and Manager of DSN Ventures LLC, David Nagelberg may be deemed to be the beneficial owner of the shares held by them, and to have voting and dispositive power over such shares.

(9)	Includes 250,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by Freeman Caribbean Investments, LLC, 170,000 shares of common stock held by Neil Freeman or vesting within 60 days of March 13, 2025, and 60,000 options held by Mr. Shaner that are exercisable within 60 days of March 13, 2025. Neil Freeman, the Manager of Freeman Caribbean Investments, LLC, may be deemed to be the beneficial owner of the shares held by Freeman Caribbean Investments, LLC and to have voting and dispositive power over such shares. The address of Freeman Caribbean Investments, LLC is c/o Aries Capital, 401 W. Ontario St., Suite 220, Chicago, Illinois 60654.

(10)	Includes 175,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by the Harry & Brenda Mittelman Revocable Living Trust, UA DTD 9/17/2007, of which Harry Mittelman and Brenda Mittelman are the trustees, 144,000 shares held by Mr. Mittelman, 100 shares held by Ms. Mittelman and 1,946,066 shares held by trusts of which Mr. Mittelman or Ms. Mittelman is the trustee or a beneficiary. The address of Mr. Mittelman, Ms. Mittelman and the trusts is 12100 Kate Drive, Los Altos Hills, California 94022.

(11)	Includes 125,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 797,685 shares of common stock, and 33,334 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Campi.

(12)	Includes 125,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 538,894 shares of common stock held by Mr. Sokolow, 955,000 shares of common stock underlying stock options held by Mr. Sokolow that are exercisable within 60 days of March 13, 2025, and 83,334 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Sokolow.

(13)	Includes 69,528 shares of common stock, 120,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025 and 40,000 RSUs that vest within 60 days of March 13, 2025 held by Mr. Boisseau.

(14)	Includes 232,204 shares of common stock, 200,000 shares of common stock underlying stock options that are exercisable within 60 days of March 31, 2025, and 20,000 RSUs that vest within 60 days of March 13, 2025 held by Mr. Schmidt.

(15)	Includes 129,056 shares of common stock and 683,333 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025 held by Ms. Barron.

(16)	Includes 84,770 shares of common stock and 61,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025 held by Ms. DiMattia.

(17)	Includes 46,000 shares of common stock and 46,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025 held by Mr. Golden.

(18)	Includes 41,000 shares of common stock and 41,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025 held by Ms. Greenstein Brayer.

(19)	Includes 1,043,770 shares of common stock and 590,000 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025 held by Mr. Ridge.

(20)	Includes 500,000 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 27,165,735 shares of common stock; 5,926,333 shares of common stock underlying stock options that are exercisable within 60 days of March 13, 2025; 60,000 shares of restricted stock that vest within 60 days of March 13, 2025; 24,290 shares of common stock issuable upon the exercise of warrants; and 156,668 shares of common stock issuable upon the conversion of the principal amount of outstanding convertible notes.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2024:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	38,527,492	$7.31	18,048,873
Equity compensation plans not approved by security holders(4)	344,220	1.40	-
Total	38,871,762	$7.29	18,048,873

(1)	Includes 38,527,542shares of common stock issuable upon exercise of stock options and RSUs granted pursuant to our stock incentive plans and to our Executive Chairman under his employment agreement, all of which were approved by our security holders, at a weighted average exercise price of $7.31 per share, which includes: (a) 4,130,000 shares of common stock issuable upon exercise of stock options granted under the 2015 Stock Incentive Plan; (b) 3,453,500 shares of common stock issuable upon exercise of stock options granted under the 2018 Plan; (c) 269,000 shares of common stock issuable upon vesting of restricted stock granted under the 2018 Plan; (d) 8,909,892 shares of common stock issuable upon exercise of stock options granted under the 2021 Plan; (e) 5,765,150 shares of common stock issuable upon vesting of RSUs granted under the 2021 Plan; and (f) 16,000,000 shares of common stock issuable to our Executive Chairman upon vesting and exercise of performance-based stock options granted to our Executive Chairman pursuant to his employment agreement.

(2)	The 2015 Stock Incentive Plan and 2018 Plan were previously replaced and terminated by the 2018 Plan and the 2021 Plan, respectively, and, as such, no securities remained available for issuance under such plans as of December 31, 2024 and no further awards will be granted under such plans. However, all outstanding awards will continue to be governed by their existing terms. All shares available for future issuance are under the 2021 Plan.

(3)	Excludes the restricted stock and RSUs referred to in footnote 1 because they have no exercise price.

(4)	Includes 244,220 shares of common stock issuable upon vesting of shares of restricted stock granted by the Company’s board of directors in connection with services agreements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, and Director Independence

Director Independence

The rules and regulations of The Nasdaq Stock Market LLC (“Nasdaq”) require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that all members of the board of directors, except Rani R. Kohen, Dov Shiff and Leonard J. Sokolow, are “independent” as that term is defined under applicable SEC rules and regulations and Nasdaq listing requirements and rules. In making such independence determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the transactions described below under “Certain Relationships and Related Party Transactions” and beneficial ownership of our capital stock by each non-employee director. The composition of our board of directors and each of our committees complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC, including applicable independence requirements.

Certain Relationships and Related Party Transactions

The following is a description of transactions or series of transactions since January 1, 2023, to which we were or will be a party, in which:

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

Preferred Stock

On October 4, 2024, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which such investors purchased an aggregate of 240,000 shares of Series A-1 Preferred Stock, at a purchase price of $25.00 per share, and 200,000 shares of Series A Preferred Stock, at a purchase price of $25.00 per share. On March 11, 2025, the Company entered into a securities purchase agreement pursuant to which an accredited investor purchased 40,000 shares of Series A-1 Preferred Stock, at a purchase price of $25.00 per share. The investors in the private placements have certain registration rights. The Series A Preferred Stock and the Series A-1 Preferred Stock have substantially the same terms. Both series of preferred stock have an original issue price of $25.00 per share and are convertible at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion price of $2.00 per share (or 12.5 shares of common stock for each share of Series A-1 Preferred Stock), subject to adjustment provisions (including certain anti-dilution provisions) and a minimum conversion price of $1.20 per share. The terms of the preferred stock provide for cumulative cash dividends at an annual rate of 8% of the original issue price of $25.00 per share, payable quarterly in arrears; in the event the full cumulative dividends are not paid on a dividend payment date, dividends will accrue on the sum of the original issue price, plus the amount of unpaid dividends, at an annual rate of 12%, until such date as the Company has paid all previously accrued but unpaid dividends. Holders of the preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis. Until October 4, 2026, the preferred stock is subject to mandatory conversion by the Company upon the occurrence of certain specified events. In addition, the Company may redeem the Series A Preferred Stock and Series A-1 Preferred Stock for cash upon the occurrence of certain events or at any time beginning October 4, 2029 and October 4, 2027, respectively. The preferred stock has no expiration date.

The table below sets forth the officers and holders of 5% of more of the Company’s common stock that participated in the offerings, the number of shares of Series A-1 Preferred Stock purchased, and the aggregate purchase price:

Name of Related Party	Shares of Series A-1 Preferred Stock Purchased	Aggregate Purchase Price
Leonard J. Sokolow – Co-Chief Executive Officer and director of the Company	10,000	$250,000
John P. Campi – Co-Chief Executive Officer of the Company	10,000	$250,000
Steven M. Schmidt – President of the Company	20,000	$500,000

The table below sets forth the parties that participated in the offerings that are holders of 5% or more of the applicable series of preferred stock, the series of preferred stock purchased, the number of shares of preferred stock purchased, and the aggregate purchase price:

Name of Purchase	Series of Preferred Stock Purchased	Shares of Preferred Stock Purchased	Aggregate Purchase Price
SKY Opportunity I LLC	Series A	200,000	$5,000,000
Steven Siegelaub	Series A-1	60,000	$1,500,000
Michael and Zelene Fowler	Series A-1	40,000	$1,000,000
David S. Nagelberg	Series A-1	40,000	$1,000,000
Freeman Caribbean Investments, LLC	Series A-1	20,000	$500,000
Harry & Brenda Mittelman Revocable Living Trust	Series A-1	14,000	$350,000

Notes Payable

2020 Notes

During 2020, certain related parties entered into securities purchase agreements with the Company, pursuant to which each agreed to purchase a three-year subordinated convertible promissory note. In March 2024, certain of these related parties entered into an amendment to the note, effective as of the original maturity date of the respective note, which, among other things, extended the maturity date of the note to May 16, 2025. Subject to other customary terms, the note accrues interest at a rate of 6% per annum, or, as amended, 10% per annum effective as of January 1, 2024, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share, or, as amended, $3.00 per share. Upon notice to the holder, the Company may prepay, in whole or in part, the outstanding balance of the note at any time prior to the maturity date; provided, that the holder has the right to convert the note into shares of common stock in lieu of prepayment. Upon the occurrence of certain events of default and written notice from the holder, the note will become immediately due and payable and, until paid in full, will bear interest at a rate of 12% per annum. The following table lists the related parties, the principal amount of the note purchased, and the maturity date of the note. We paid interest of $36,122 and $46,189 to Mr. Sokolow and Mr. Campi, respectively, during 2024. The Company paid $125,000 The Company has not paid any of the principal on the notes, except for $125,000 in principal paid in December 2023 to Sky Technology Partners, LLC

Name of Related Party	Principal Amount Purchased	Maturity Date
Leonard J. Sokolow - Co-Chief Executive Officer and director of the Company	$250,000	May 16, 2025
Sky Technology Partners, LLC - Steven Siegelaub, a former greater than 5% holder with his affiliates, is the managing member	$300,000	May 16, 2025
Shiff Group Investments Ltd. - Dov Shiff, a director and greater than 5% holder, is the President and Chief Executive Officer	$600,000	November 3, 2024
John P. Campi - Co-Chief Executive Officer of the Company	$100,000	May 16, 2025

2023 Notes

On each of February 6, 2023 and March 29, 2023, the Company closed private placements of its securities, pursuant to which the Company issued and sold subordinated secured convertible promissory notes and warrants to purchase shares of the Company’s common stock to certain investors. Strul Associates Limited Partnership, a greater than 5% holder of the Company, purchased notes in the principal amount of $2.0 million and $750,000, respectively, and was issued warrants to purchase 125,000 shares of common stock, dated March 29, 2023. The investors in the private placement have certain registration rights. The notes mature on the fourth anniversary of the closing date and contain customary acceleration events. The principal amount of the notes is convertible at any time after the closing date, in whole or in part, at the option of the holder, into shares of common stock at an adjusted conversion price of $2.70 per share. Interest on the notes accrues at a rate of 10% per annum. For the February 2023 note, 7% of the interest is payable quarterly in arrears in cash and 3% is payable quarterly in arrears in cash or in shares of the Company’s common stock at the note conversion price on the date the principal balance of the note is paid in full or fully converted, at the holder’s election. For the March 2023 note, all of the interest is payable quarterly in arrears in cash or in shares of the Company’s common stock at the note conversion price on the date the principal balance of the note is paid in full or fully converted, at the holder’s election. The notes are secured by substantially all of the Company’s accounts, instruments, and tangible and intangible property, which secured interest is subordinated to interests held by other parties in such collateral as of the closing date and certain future debt. The Company may prepay the entire then-outstanding principal amount of the notes at any time, plus a prepayment premium; if the Company exercises such right, the note holder may instead elect to convert the note. After the third anniversary of the closing date, the holder may require the Company to repay the outstanding principal balance and accrued interest on the notes with 30 days’ prior written notice. The warrants are exercisable for five years after the closing date and are exercisable immediately after their issuance, in whole or in part. The warrants have an adjusted exercise price of $2.70 per share. In addition, the notes and warrants contain conversion limitations providing that a holder thereof may not convert the note or exercise the warrant to the extent that, if after giving effect to such conversion or exercise, the holder or any of its affiliates would beneficially own in excess of 9.99%, as elected by the holder. The holder may increase or decrease its beneficial ownership limitation upon notice to the Company, provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2024 and December 31, 2023 by our independent auditors, M&K CPAs, PLLC:

	2024	2023
Audit Fees(1)	$185,000	$135,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$185,000	$135,000

(1)	Audit fees represent amounts billed for professional services rendered for the audit and/or review of our consolidated financial statements. For 2024, it includes fees related to professional services rendered in connection with the issuance of consents related to Registration Statements on Form S-3 and Form S-8. For 2023, includes fees related to professional services rendered in connection with the issuance of consents related to Registration Statements on Form S-3 and the audit of the financial statements of Belami, Inc.

Pre-Approval Policy

Pursuant to the Audit Committee Charter, the audit committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate audit committee pre-approval is not required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the audit committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimis non-audit services that are approved in accordance with applicable SEC rules. For fiscal year 2024, all services performed by our independent auditors were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Audited Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	F-3
Audited Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2024 and 2023	F-4
Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024 and 2023	F-5
Audited Consolidated Statements of Cash Flows for the Years ended December 31, 2024 and 2023	F-6
Notes to Audited Financial Statements	F-7

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibit Index

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.8	Third Amended and Restated Bylaws of the Company (effective March 21, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2025).
4.1	Description of the Company’s Registered Securities (filed herewith).
4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.1+	Form of Securities Subscription Agreement and Warrant used in 2021 Private Placements (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.2*	2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.3*	Form of Stock Option Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.4*	Form of Stock Award Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.5*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.6*	Form of Stock Option Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.7*	Form of Stock Award Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.8*	Executive Employment Agreement, dated September 1, 2019, between the Company and John P. Campi (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.9*	Executive Employment Agreement, dated September 1, 2019, between the Company and Patricia Barron (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.10+	Form of Stock Purchase Agreement between the Company and Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.11	Form of Securities Purchase Agreement related to Purchase of Subordinated Convertible Balloon Promissory Note, including form of Subordinated Convertible Balloon Promissory Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.12	Form of Amendment No. 1 to Subordinated Convertible Balloon Promissory Note, dated March 29, 2024 (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.13+	Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of April 13, 2020 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.14	Amendment to the Paycheck Protection Term Note, effective June 5, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.15+	Second Draw Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of February 3, 2021 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.16+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.17	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of June 24, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.18	Security Agreement, dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.19*	Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.20*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.21*	Form of Incentive Stock Option Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.22*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.23*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.24*	Form of Incentive Stock Option Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.25*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.26*	Form of Restricted Share Unit Award Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.27*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.28*	Form of Restricted Share Unit Award Agreement (three-year vesting) (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.29*	Form of Restricted Share Unit Award Agreement (one year vesting) (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.30*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.31*	Form of Cash Retention Incentive Agreement (April 2023) (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.32*	Executive Chairman Agreement, effective as of January 1, 2022, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.33*	Chief Financial Officer Agreement, effective as of January 1, 2022, between the Company and Marc-Andre Boisseau (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.34	Representative’s Warrant, dated February 9, 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.35+†	Sublease Agreement, executed as of April 28, 2022, by and between the Company and Sicart Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022).
10.36+	Lease Agreement, by and between 400 Biscayne Commercial Owner, L.P., as Landlord and the Company, as Tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).
10.37+	Form of Securities Purchase Agreement, dated February 6, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.38	Form of Subordinated Secured Convertible Promissory Note, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.39	Form of Common Stock Purchase Warrant, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.40+	Form of Securities Purchase Agreement, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.41	Form of Subordinated Secured Convertible Promissory Note, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.42	Form of Common Stock Purchase Warrant, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.43	Letter Agreement, effective as of April 27, 2023, between SKYX Platforms Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).
10.44	Form of Closing Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.45	Sales Agreement by and between SKYX Platforms Corp. and The Benchmark Company, LLC, dated May 26, 2023 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.46*	Executive Employment Agreement, dated September 12, 2023, by and between SKYX Platforms Corp. and Leonard J. Sokolow (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).
10.47+	Line of Credit Promissory Note, Business Loan Agreement (Asset Based), and Commercial Security Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower and grantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).

10.48+	Term Loan Promissory Note and Business Loan Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.49	Commercial Guaranty, signed September 18, 2023, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.50†	Licensing Master Services Agreement, signed December 4, 2023, between SKYX Platforms Corp. and GE Technology Development, Inc., and Letter Agreement relating to Trademark License Agreement, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023.
10.51*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and John Campi (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.52*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and Patricia Barron (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.53	Letter Agreement to the Stock Purchase Agreement, as amended, dated March 29, 2024, by and among SKYX Platforms Corp., Mihran Berejikian, Nancy Berejikian and Michael Lack, and form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.54	Amendment of Letter Agreement relating to Trademark License Agreement, dated April 11, 2024, among SKYX Platforms Corp., SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.55	Convertible Promissory Note, dated April 11, 2024, issued to GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024.)
10.56	Business Loan Agreement (Asset Based), signed September 23, 2024, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.57	Commercial Guaranty, signed September 23, 2024, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.58+	Form of Securities Purchase Agreement for Series A Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.59+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.60*	Employment Agreement, dated as of December 20, 2024, by and between SKYX Platforms Corp. and Steven Schmidt (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024).
10.61+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated March 11, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025).
19.1	SKYX Platforms Corp. Insider Trading Policy (last revised March 2023) (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	SKYX Platforms Corp. Compensation Recovery Policy (adopted August 2023) (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith).

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

SKYX PLATFORMS CORP.

By:	/s/ John P. Campi
John P. Campi, Co-Chief Executive Officer
Date:	March 24, 2025

By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer and Director
Date:	March 24, 2025

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

Signature	Title	Date

/s/ John P. Campi	Co-Chief Executive Officer	March 24, 2025
John P. Campi	(Principal Executive Officer)

/s/ Leonard J. Sokolow	Co-Chief Executive Officer and Director	March 24, 2025
Leonard J. Sokolow	(Principal Executive Officer)

/s/ Marc-Andre Boisseau	Chief Financial Officer	March 24, 2025
Marc-Andre Boisseau	(Principal Financial and Accounting Officer)

/s/ Rani R. Kohen	Director, Executive Chairman of the Board	March 24, 2025
Rani R. Kohen

/s/ Nancy DiMattia	Director	March 24, 2025
Nancy DiMattia

/s/ Gary N. Golden	Director	March 24, 2025
Gary N. Golden

/s/ Efrat L. Greenstein Brayer	Director	March 24, 2025
Efrat L. Greenstein Brayer

/s/ Dov Shiff	Director	March 24, 2025
Dov Shiff

FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SKYX Platforms Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SKYX Platforms Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

Due to the net loss, accumulated deficit and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be easily substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern.

/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2019
The Woodlands, TX
March 24, 2025

PCAOB ID #2738

SKYX Platforms Corp.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,639,441	$16,810,983
Restricted cash	—	2,750,000
Account receivable, net	2,415,314	3,384,976
Inventory	3,785,346	3,425,734
Deferred cost of revenues	223,214	224,445
Prepaid expenses and other assets	1,311,135	721,717
Total current assets	20,374,450	27,317,855

Long-term assets:
Furniture and equipment, net	1,349,993	436,587
Restricted cash	2,861,054	2,869,270
Right of use assets	19,750,030	21,214,652
Intangibles, definite life	5,189,713	8,141,032
Goodwill	16,157,000	16,157,000
Other assets	204,807	204,807
Total long-term assets	45,512,597	49,023,348

Total Assets	$65,887,047	$76,341,203

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$13,235,221	$12,388,475
Notes payable, current	4,011,168	5,724,129
Operating lease liabilities, current	2,350,868	1,898,428
Royalty obligations, current	800,000	800,000
Consideration payable	—	730,999
Deferred revenues	1,495,846	1,475,519
Convertible notes, current related parties	950,000	825,000
Convertible notes, current	3,292,408	350,000

Total current liabilities	26,135,511	24,192,550

Long term liabilities:
Long term accrued expenses	1,044,708	744,953
Notes payable	504,129	1,016,924
Consideration payable	—	3,038,430
Operating lease liabilities	20,376,498	22,267,558
Convertible notes	7,872,773	5,758,778
Royalty obligations	900,000	3,100,000
Total long-term liabilities	30,698,108	35,926,643

Total liabilities	56,833,619	60,119,193

Temporary equity:
Series A Preferred Stock 400,000 shares authorized and 200,000 shares outstanding, no par value at December 31, 2024	5,000,000	—
Stockholders’ Equity:
Series A-1 Preferred Stock 400,000 shares authorized and 240,000 shares outstanding, no par value at December 31, 2024	6,000,000	—
Common stock and additional paid-in capital: $0 par value, 500,000,000 shares authorized; 103,358,975 and 93,473,433 shares issued and outstanding at December 31, 2024, and December 31, 2023, respectively	179,837,253	162,025,024
Accumulated deficit	(181,783,825)	(145,803,014)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	4,053,428	16,222,010
Non-controlling interest	—	—
Total equity	4,053,428	16,222,010

Total Liabilities, Temporary Equity, and Stockholders’ Equity	$65,887,047	$76,341,203

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Audited)

	Year ended December 31,
	2024	2023
Revenue	$86,276,876	$58,785,762

Operating Costs
Cost of revenues	61,682,934	40,749,913
Selling and marketing expenses	25,353,172	18,805,069
General and administrative expenses	31,353,009	37,055,986
Total operating expenses, net	118,389,115	96,610,968

Loss from operations	(32,112,239)	(37,825,206)
Other income / (expense)
Interest expense - related party	(151,900)	(76,042)
Interest expense, net	(3,904,005)	(3,033,265)
Gain on extinguishment of debt	400,000	1,201,857
Total other expense, net	(3,655,905)	(1,907,450)

Net loss	(35,768,144)	(39,732,656)

Other comprehensive income (loss):
Preferred dividends - related party	(20,000)	—
Preferred dividends	(192,667)	—
Net loss attributed to common stockholders	$(35,980,811)	$(39,732,656)

Other comprehensive loss:
Unrealized loss on debt securities	—	62,147
Net comprehensive loss attributed to common stockholders	$(35,980,811)	$(39,670,509)

Net loss per share - basic and diluted	$(0.36)	$(0.45)

Weighted average number of common shares outstanding – basic and diluted	99,766,866	88,370,852

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity

	For the year ended December 31,
	2024	2023

Series A-1 Preferred stocks
Balance, beginning of period	—	—
Preferred stock issued pursuant to offerings	240,000	—
Balance, December 31,	240,000	—

Series A-1 Preferred stocks
Balance, beginning of period	$—	$—
`Preferred stock issued pursuant to offerings	$6,000,000	$—
Balance, December 31,	$6,000,000	$—

Shares of common stock

Balance, beginning of year	93,473,433	82,907,541
Common stock issued pursuant to offerings	3,535,067	4,359,832
Common stock issued pursuant to services	4,369,031	2,827,662
Common stock issued pursuant to conversion of preferred stock	—	880,400
Common stock issued pursuant to exercise of options and warrants	128,023	—
Common stock issued pursuant to acquisition	1,853,421	1,923,285
Common stock issued pursuant to extinguishment of debt	—	574,713
Common stock issued pursuant to antidilutive provisions	—	—

Balance, end of year	103,358,975	93,473,433

Common stock and paid-in capital
Balance, beginning of year	$162,025,024	$114,039,638
Common stock issued pursuant to offerings, net of costs	4,330,295	9,289,857
Common stock issued pursuant to services	13,474,433	17,977,252
Common stock issued pursuant to conversion of preferred stock	—	220,100
Debt discount	—	5,569,978
Common stock issued pursuant to acquisition	—	12,887,968
Common stock issued pursuant to extinguishment of debt		2,040,231
Common stock issued pursuant to exercise of options and warrants	7,501	—
Common stock issued pursuant to antidilutive provisions	—	—
Balance, end of year	$179,837,253	$162,025,024

Accumulated deficit
Balance, beginning of year	$(145,803,014)	$(106,070,358)
Net loss	(35,768,144)	(39,732,656)
Preferred dividends	(212,667)	—
Balance, end of year	$(181,783,825)	$(145,803,014)

Accumulated other comprehensive loss

Balance, beginning of year	$—	$(62,147)
Other comprehensive loss	—	62,147
Balance, end of period	$—	$—

Total Stockholders’ equity	$4,053,428	$16,222,010

The accompanying notes are an integral part of the consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Audited)

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,768,144)	$(39,732,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,066,957	2,885,856
Amortization of debt discount	1,211,974	1,365,789
Gain on forgiveness of debt	(400,000)	(1,201,857)
Share-based payments	13,474,433	17,977,252
Impairment	1,118,750

Change in operating assets and liabilities:
Inventory	(359,612)	283,911
Accounts receivable	969,662	(863,217)
Prepaid expenses and other assets	(628,461)	(218,127)
Deferred charges	1,231	1,258,636
Deferred revenues	20,327	(453,514)
Operating lease liabilities	(2,101,316)	(687,849)
Accretion operating lease liabilities	—	890,474
Other assets	—	—
Royalty obligation	(800,000)	1,262,000)
Accounts payable and accrued expenses	933,829	4,235,229

Net cash used in operating activities	(18,260,370)	(12,998,073)

Cash flows from investing activities:
Purchase of debt securities	—	(136,033)
Proceeds from disposition of debt securities	—	7,572,136
Acquisition, net of cash acquired	(750,000)	(4,206,200)
Purchase of property and equipment	(981,428)	10,194
Net cash provided by (used in) investing activities	(1,731,428)	3,240,097

Cash flows from financing activities:
Proceeds from issuance of common stock- offerings and exercise of options	4,426,222	9,820,846
Placement costs	(88,426)	(530,989)
Proceeds from line of credit	500,000	6,500,000
Proceeds from issuance of convertible notes	—	10,350,000
Proceeds from issuance of preferred stocks - related party	1,000,000	—
Proceeds from issuance of preferred stocks	10,000,000	—
Principal repayments of notes payable	(2,775,756)	(3,413,225)
Net cash provided by financing activities	13,062,040	22,726,632

Change in cash and cash equivalents, and restricted cash	(6,929,758)	12,968,656
Cash, cash equivalents and restricted cash at beginning of year	22,430,253	9,461,597
Cash, cash equivalents and restricted cash at end of year	$15,500,495	$22,430,253

Cash paid during period for:
Interest	$3,281,597	$1,094,458
Taxes	$—	$—

Supplementary disclosure of non-cash financing activities:
Substitution of consideration payable to convertible notes	$3,117,408	$—
Substitution of royalty payable to convertible notes	1,000,000	—
Accrued dividends payable	212,667	—
Business acquisition:
Assets acquiring excluding identifiable intangible assets and goodwill and cash	—	7,090,094
Identifiable intangible assets and goodwill>	—	19,755,903
Liabilities assumed and consideration payable	—	19,993,525
Debt discount	—	5,569,978
Common stock issued pursuant to antidilutive provisions	—	—
Fair value of shares issued pursuant to acquisition	—	7,327,716
Common stock pursuant to extinguishment of debt	—	2,040,231
Right-of-use assets and operating lease liabilities	662,698	—

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

Going Concern

The Company’s liquidity sources include $ 15.5 million in cash and cash equivalents, including restricted cash of $2.9 million held for long-term purposes, and $ 5.8 million of working capital deficit as of December 31, 2024. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $18.3 million and $13.0 million during the year ended December 31, 2024, and 2023, respectively. The Company has also generated net cash provided by financing activities of $13.0 million and $22.7 million during the year ended December 31, 2024 and 2023, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued and this raises substantial doubt about its ability to continue as a going concern within one year after the issuance date of its financial statements.

Management intends to mitigate such conditions by supporting its continued growth, decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generate cash provided by financing activities through its at the market (“ATM”) offering or other equity or debt financing means. There are no assurances that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company acquired the outstanding units of Belami, Inc (“Belami”) and its subsidiaries on April 28, 2023. Belami is an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings. The initial allocation of purchase price is subject to adjustment through April 2024. The allocation of purchase price may vary based on the number and fair value of the shares to be issued in April 2024. The allocation of the purchase price was as follows:

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

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At December 31, 2024 and December 31, 2023, the Company’s cash composition was follows:

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$12,639,441	$16,810,983
Restricted cash	2,861,054	5,619,270
Total cash, cash equivalents and restricted cash	$15,500,495	$22,430,253

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2022 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.8 million as of December 31, 2024, and December 2023. Additionally, pursuant to the Company’s acquisition of Belami, Inc., the Company placed $750,000 in an escrow account as of December 31, 2023 which was released to Belami, Inc. sellers in April 2024. Furthermore, the Company secured a line of credit of $2.0 million with cash of the equivalent amount as of December 31, 2023. The Company satisfied its obligations under the line of credit in August 2024.

Customer Contracts Balances

Accounts receivables are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivables are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. The Company’s allowance for doubtful accounts was $12,147 and $54,987 as of December 31, 2024 and 2023, respectively. The Company determines an allowance for sales returns based upon historical experience.

The Company’s allowance for sales returns was $242,515 and $182,584 as of December 31, 2024, and 2023, respectively, and is recorded as an accrued expense in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. The deferred revenues amounted to $1,495,846, and $1,475,519 as of December 31, 2024 and 2023, respectively.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of related inventory, freight, and sales charges. The deferred charges amounted to $ 223,214 and $ 224,445 as of December 31, 2024 and December 31, 2023, respectively.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	December 31, 2024	December 31, 2023
Inventory, component parts	$1,901,922	$2,230,252
Inventory, finished goods	3,183,424	2,495,482
Allowance	(1,300,000)	(1,300,000)
Inventory- total	$3,785,346	3,425,734

The Company will maintain an allowance based on specific inventory items that have shown no activity over a reasonable period. The Company tracks inventory as it is repurposed, disposed, scrapped, or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. Losses from subsequent measurement of inventory amounted to $1.3 million and $1.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, the Company has determined that no additional allowance is required.

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

Management determined that there was impairment of the Company’s intangible assets amounted to $1,118,750 as of September 30, 2024.

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

Management determined that there was no impairment of the Company’s goodwill in 2024 or 2023.

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

As of December 31, 2024, the Company had a sufficient number of authorized shares of common stock to accommodate the conversion features on Series A and A1 Preferred Stock, warrants, options, and convertible notes. These shares have been reserved for issuance by the Company, and accordingly, no derivative liability has been recognized.

Distinguishing Liabilities from Equity

The Company evaluates at each measurement date the proper classification of its liabilities and equity accounts. The Company has evaluated how it should classify its Series A and A-1 Preferred Stock issued in October 2024. The Company has determined that the Series A and A-1 Preferred Stock should not be classified as liabilities as of December 31, 2024. The designation of Series A includes provisions that under certain contingent circumstances outside of liquidation, the holders of the Series A Preferred Stock control whether they could receive cash consideration. Management determined that based on these provisions, the Series A Preferred Stock should be classified as temporary equity. Management determined the Company controls the contingent circumstances under which the holders of Series A-1 would be granted cash consideration outside of liquidation, and, accordingly, classified Series A-1 Preferred Stock as permanent equity.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for fiscal 2024.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the years ended December 31, 2024, and 2023, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at December, 2024 and 2023:

	December 31, 2024	December 31, 2023
Stock warrants	1,523,667	2,063,522
Stock options	32,493,392	35,805,476
Unvested restricted stock	6,278,370	4,919,702
Convertible notes	6,063,890	3,920,005
Preferred stock	5,500,000	—
Total	51,859,319	46,708,705

Recently Issued Accounting Pronouncements

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard is effective as of December 31, 2024 and interim periods thereafter. The impact of this standard is only on the Company’s segment disclosures.

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our 2025 annual reporting with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

Comprehensive Income- Improvements to Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve expense disaggregation disclosures. The guidance expands the disclosures required for certain costs and expenses in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant expenses. The standard is effective as of March 31, 2026 and interim and annual periods thereafter. The impact of this standard is only on the Company’s expenses disclosures.

NOTE 3 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Equipment and furniture	$1,729,287	$1,077,309
Leasehold improvements	360,003	30,553
Total	2,089,290	1,107,862
Less: accumulated depreciation	(739,297)	(671,275)
Total, net	$1,349,993	$436,587

Depreciation expenses amounted to $68,022 and $93,693 for the years ended December 2024 and 2023, respectively.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		December 31, 2024			December 31, 2023
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(1,315,171)	$3,184,829	$4,500,000	$(428,571)	$4,071,429
E-commerce technology platforms	1- 4	1,400,000	–	1,400,000	3,900,000	(650,000)	3,250,000
Patents and other	15	931,831	(326,947)	604,884	1,040,927	(221,324)	819,603
		$6,831,831	$(1,642,118)	$5,189,713	$9,440,927	$(1,299,895)	$8,141,032

Amortization expense on intangible assets was $ 1,832,568 and $1,092,876 during 2024 and 2023, respectively.

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

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended December 31:
2025	$2,089,449
2026	689,449
2027	689,449
2028	689,449
2029	689,449

NOTE 5 DEBTS

The following table presents the details of the principal outstanding:

	December 31, 2024	December 31, 2023	APR at December 31, 2024	Maturity	Collateral
Convertible Notes (b)(c), (d)	15,592,408	11,525,000	0.00 – 10.00%	September 2023-March 2028	Substantially all company assets
Notes payable to financial institutionsa)	4,515,297	6,493,126	3.75-8.5	August 2025-November 2052	Substantially all company assets

Notes payable to Belami sellers	–	247,927	4.86%	April 2024	–

Total	$20,107,705	$18,266,053
Unamortized debt discount	(3,477,227)	(4,591,222)
Debt, net of Unamortized debt Discount	16,630,478	13,674,831

	For the year period ended
	December 31, 2024	December 31, 2023
Interest expense, net	4,055,905	3,109,307

Interest expense is recognized as net of interest income which amounted to $ 299,452 and $ 451,703 during 2024 and 2023, respectively.

As of December 31, 2024, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended December 31, 2025	8,253,576
Twelve months ended December 31, 2026	368,452
Twelve months ended December 31, 2027	11,352,471
Twelve months ended December 31, 2028	4,032
Twelve months ended December 31, 2029 and thereafter	129,174
$20,107,705

(a)	The unpaid principal bears annual interest at the Wall Street Journal Prime Rate plus 1.75% per year.

(b)	Included in Convertible Notes are loans provided to the Company from two directors and an officer. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, one of the convertible promissory note of $600,000 payable to a director matured in 2023, and the other remaining convertible promissory notes mature in May 2025, bear interest at an annual rate of 6% through December 2023 and 10% thereafter, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the notes are convertible at the option of the holder into shares of common stock at a conversion price ranging from $3 to $15 per share.
(c)

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $ 835,496 as amortized debt discount during 2024, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

Additionally, the convertible promissory notes include a $1.0 million note payable to GE issued in April 2024. The convertible note is due in April 2027, does not bear interest and is convertible at a price of $1.07 per share.

(d)	On March 29, 2024, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the Belami stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers on the first anniversary of the closing. Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal coming due on May 16, 2025, and can be converted by the Sellers at any time at $3.00 per share of our common stock.

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

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of December 31, 2024 and 2023 respectively:

	Twelve Month Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$2,101,316	$687,849
Right-of-use assets obtained in exchange for new operating lease obligations	$662,696	$21,214,652
Fixed rent payments	2,703,789	280,218
Lease – Depreciation expense	$2,127,319	$1,870,393
Weighted-average discount rate	6.45%	6.41%
Weighted-average remaining lease term (in months)	95	102

Minimum Lease obligation
Twelve months ended December 31, 2025	2,350,868
Twelve months ended December 31, 2026	2,357,032
Twelve months ended December 31, 2027	2,288,363
Twelve months ended December 31, 2028	2,471,537
Twelve months ended December 31, 2029 and thereafter	13,259,566
Total	$22,727,366

NOTE 7 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $1.7 million to GE pursuant to the license agreement as of December 31, 2024. The payments associated with this debt are payable in quarterly tranches aggregating $0.8 million during 2024 and 2025 and $0.9 million in 2026. The Company owed an additional amount of $1.4 million pursuant to its agreements with GE which is payable in 2027 as of March 31, 2024. During April 2024, GE and the Company reduced such additional amount by $400,000 in exchange for the issuance of a convertible promissory note of $1.0 million, which resulted in the recognition of a gain on recognition of extinguishment of debt during 2024.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Accrued interest, convertible notes	$1,044,708	$744,953
Trade payables	10,256,090	11,513,918
Accrued compensation	2,979,131	874,557
	$14,279,929	$13,133,428

NOTE 9 INCOME TAXES

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2024 and 2023 were as follows:

	December 31
	2024	2023
Net operating loss carryforward	$30,742,372	$23,601,217
Stock-based compensation	2,707,630	1,104,296
Rights of use assets	(5,368,474)	(5,831,727)
Operating lease liabilities	6,115,324	6,045,261
Other	487,722	(214,091)
Less Valuation Allowance	(34,684,574)	(24,704,957)
Total Deferred Tax Assets – Net	$—	$—

The Company’s tax expense differs from the statutory tax expense for the years ended December 31, 2024 and December 31, 2023 and the reconciliation is as follows.

	2024	2023
Computed statutory tax benefit – Federal	$(8,210,066)	$(10,885,333)
Computed statutory tax benefit – State	(1,683,259)	(1,775,915)
Permanent difference	(86,292)	(1,321,512
Change in valuation allowance	9,979,617	13,982,761
	$––	$––

NOTE 10 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of December 31, 2024, and December 31, 2023, and accrued interest of $ 242,803 and $ 151,900, respectively.

Series A Preferred Stock

The Company received $1,000,000, in aggregate, from a director and one of the Company’s Co-Chief Executive Officers as well as from its President in consideration for the issuance of Preferred Series A-1 shares in October 2024.

NOTE 11 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during 2024 and 2023:

Transaction Type	Shares Issued	Valuation $ (Issued)	Range of Value Per Share
2024 Equity Transactions
Common stock issued pursuant to acquisition	1,853,421	––	$––
Common stock issued, pursuant to services provided	4,369,031	13,474,433	0.82-1.78
Issuance of common stock pursuant to offering, net	3,535,067	4,330,295	0.9 – 1.64
Common stock issued pursuant to exercise of options	128,023	7,501	––

Transaction Type	Shares Issued	Valuation $(Issued)	Range of Value Per Share
2023 Equity Transactions
Common stock issued pursuant to acquisition	1,923,285	12,887,968	$6.7
Common stock issued, pursuant to services provided	2,827,662	17,977,252	1.22-3.82
Conversion of preferred stock	880,400	220,100	0.25
Issuance of common stock pursuant to offering, net	4,359,832	9,289,857	1.45-3.25
Common stock issued pursuant to extinguishment of debt	574,713	2,040,231	3.55

As of December 31, 2024, the remaining amount to be used under the ATM offering program is $5.9 million.

Common stock issued pursuant to the acquisition consists of shares issued in April 2024 pursuant to the acquisition of Belami. The value of the shares issued in April 2024 was reflected in the common stock and additional paid-in capital at the date of acquisition in 2023.

(B) Preferred Stock

The following is a summary of the Company’s previously issued Preferred Stock activity during the year 2023:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at January 1, 2023	880,400	$220,100	$0.25
Preferred Stock conversions	880,400	220,100	0.25
Preferred Stock Balance at December 31, 2023	—	$—	$—

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

During October 2024, the Company completed its authorization of the issuance of 440,000 shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock. The designations of each class of preferred stock are as follows:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Balance at January 1, 2024	—	$—	$—
Preferred Stock Series A	200,000	5,000,000	25
Preferred Stock Series A-1	240,000	6,000,000	25
Preferred Stock Balance at December 31, 2024	440,000	$11,000,000	$25

Series A Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision, if issued below $2 per share, of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially within the control of the holder);
●	Voting rights on as converted basis.

Series A-1 Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision, if issued below $2 per share, of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder);
●	Voting rights on as converted basis.

(C) Stock Options

The following is a summary of the Company’s stock option activity during 2024 and 2023:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	33,289,250	$7.73	––	$––
Exercised	–	1.49	––	––
Granted	3,264,728	2.47	––	––
Forfeited	(746,502)	4.23		––
Outstanding, December 31, 2023	35,807,476	$7.33	2.78	$2,998,980
Exercisable, December 31, 2023	13,242,119	$4.30	2.18	$2,938,370

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	35,807,476	$7.33	––	$––
Exercised	135,000	0.10	––	––
Granted	3,673,500	1.17	––	––
Forfeited	(6,851,084)	4.25	––	6,112,000
Outstanding, December 31, 2024	32,493,392	$7.31	2.45	$1,727,080
Exercisable, December 31, 2024	10,977,431	$4.40	2.25	$1,409,651

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during 2024 and 2023:

	December 31, 2024	December 31, 2023
	Range	Range
Stock price	$4.4	$3.81
Exercise price	$0 - 14	0 - 14
Expected life (in years)	2.5 - 4 yrs	5.00 yrs
Volatility	36.71 – 96.5%	55.23%
Risk-fee interest rate	3.5 – 4.62%	4.91%
Dividend yield	—	—

The Company does not have historical stock prices that can be reliably determined for a period that is at least equal to the expected terms of its options. The expected options terms, which is calculated using the plain vanilla method, are 3.5 years, and its historical period is 2.7 years. The Company relies on the expected volatility of comparable peer-group publicly traded companies within its industry sector, to supplement the Company’s historical data for the period of the expected terms of the options that exceeds the period of the Company’s historical volatility data.

Unamortized future option expense was $14.4 million (excluding certain market-based options which management cannot ascertain to have a probable outcome amounting to $63 million) on December 31, 2024, and it is expected to be recognized over a weighted-average period of 1.2 years.

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2023	1,908,211	$5.45
Issued	1,391,667	2.70
Exercised	—	—
Forfeited/Cancelled	(1,236,356)	2.80
Balance, December 31, 2023	2,063,522	$5.76
Issued	—	—
Exercised	—	—
Forfeited/Cancelled	(539,885)	9.80
Balance, December 31, 2024	1,523,667	$4.30

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter into the financing transactions, the Company issued 1,391,667 3- year warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet.

(E) Restricted stock units

A summary of the Company’s non-vested restricted stock units during 2024 and 2023 are as follows

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2023	2,516,461	$8.39
Granted	5,895,095	1.54
Vested	(3,168,053)	3.24
Forfeited	(307,681)	8.92
Non-vested restricted stock units December 31, 2023	4,935,822	7.99
Granted	6,168,980	1.12
Vested	(4,513,527)	2.27
Forfeited	(312,905)	2.58
Non-Vested restricted stock units, December 31, 2024	6,278,370	2.65

The weighted-average remaining contractual life of the restricted units as of December 31, 2024 is 1.55 years.

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

For the years ended December 31, 2024, and 2023, the Company recognized compensation expense of $13.0 million, and $18.0 million, respectively, related to RSUs, RSAs and stock options.

The options and restricted stock awards and units are granted to the Company’s employees, board members, and certain consultants. The vesting of the options, restricted stock units or awards is based on requisite service period of the employees and the nonemployee’s vesting period is generally based on a period of up to three years. The maximum contractual term of the options is up to 5 years. The number of shares available for grant of options, and restricted stock units or awards amounts to 18,048,873 at December 31, 2024.

NOTE 12 CONCENTRATIONS OF RISKS AND SEGMENT

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue. The Company had three and one third-party payor accounts receivable balance representing 54% and 24% of the Company’s total accounts receivable at December 31, 2024 and December 31, 2023, respectively.

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

Segment

The Company operates in one segment: advanced-safe-smart technologies and related products. The Company used the following factors to identify includes the basis of organization, the relative similarities in types of product offerings. The chief operating decision maker consists of a team comprised of the Company’s Executive Chairman and its two Co-Chief Executive Officers. The total assets of the segments amount to the Company’s consolidated assets. Long-lived assets, which consists of property and equipment and right of use assets are located in the United States.

The Company has concluded that consolidated net income or loss is the measure of segment profitability. The following is a reconciliation of the Company’s revenues from external customers and consolidated revenues and the consolidated and segment loss, including significant segment expenses.

	Year ended December 31,
	2024	2023
Revenues from external customers and consolidated revenues	$86,276,876	$58,785,762

Cost of revenues	61,682,934	40,749,913
Compensation costs, excluding share-based payments	9,730,111	7,499,631
Share-based payments	13,474,433	17,977,252
Marketing programs	18,800,142	15,334,689
Professional fees, excluding share-based payments	7,149,168	6,932,790
Depreciation, amortization, and impairment of intangibles	5,185,706	2,885,856
Other operating expenses	2,366,621	5,230,837
Total operating expenses, net	118,389,115	96,610,968

Other income / (expense)
Amortization of debt discount	(1,211,974)	(1,365,789)
Interest expense, net	(2,843,931)	(1,743,518)
Gain on extinguishment of debt	400,000	1,201,857

Net loss	$(35,768,144)	$(39,732,656)

NOTE 13 PROFORMA FINANCIAL STATEMENTS (unaudited)

The following proforma consolidated results of operations have been prepared as if the acquisition occurred on January 1, 2023:

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

December 31, 2023
Revenues	$82,823,223
Net loss	$(39,495,552)
Basic and diluted loss per share	$(0.43)
Weighted average number of shares outstanding- basic and diluted	92,768,792

NOTE 14 SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 2025, which is the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following:

