Form 10-Q
period 2025-03-31
SKYX Platforms Corp.
filed 2025-05-14
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 105,759,999 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors, many of which have outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale taxes;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations, geopolitical conflicts, including the conflict in the Middle East and potentially deteriorating relationships with China, tariffs and other trade barriers or restrictions, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our or our third-party vendors’ information systems, including our cloud-based infrastructure;
●	risks related to our use of artificial intelligence capabilities in our product offerings, including operational and reputational risks;
●	the potential impact of widespread outages, interruptions, or other failures of operational, communication, and other systems;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock;
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Investors should refer to the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Form 10-Q for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) March 31, 2025	(Audited) December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,442,253	$12,639,441
Accounts receivable	2,811,322	2,415,314
Inventory, net	3,680,296	3,785,346
Deferred cost of revenues	281,661	223,214
Prepaid expenses and other assets	2,034,854	1,311,135
Total current assets	18,250,386	20,374,450

Other assets:
Property and equipment, net	1,692,598	1,349,993
Restricted cash	2,861,054	2,861,054
Right of use assets	19,232,403	19,750,030
Intangibles, definite life	4,770,286	5,189,713
Goodwill	16,157,000	16,157,000
Other assets	204,807	204,807
Total other assets	44,918,148	45,512,597

Total Assets	$63,168,534	$65,887,047

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$15,038,302	$13,083,321
Accounts payable and accrued expenses-related party	169,650	151,900
Notes payable, current	4,022,953	4,011,168
Operating lease liabilities, current	2,415,346	2,350,868
Royalty obligation	800,000	800,000
Deferred revenues	1,894,445	1,495,846
Convertible notes, current-related parties	950,000	950,000
Convertible notes, current	3,292,408	3,292,408

Total current liabilities	28,583,104	26,135,511

Long term liabilities:
Long term accounts payable and accrued expenses	1,139,018	1,044,708
Notes payable	370,436	504,129
Operating lease liabilities	19,747,098	20,376,498
Convertible notes	8,151,272	7,872,773
Royalty obligations	900,000	900,000

Total long-term liabilities	30,307,824	30,698,108

Total liabilities	58,890,928	56,833,619
Mezzanine equity
Series A Preferred Stock-shares authorized 400,000, outstanding 200,000 and 200,000	5,000,000	5,000,000

Stockholders’ Equity (Deficit):
Series A-1 Preferred Stock-shares authorized 400,000, outstanding 260,000 and 240,000	6,500,000	6,000,000

Common stock and additional paid-in-capital: shares authorized 500,000,000 outstanding 104,952,630 and 103,358,975	183,832,707	179,837,253
Accumulated deficit	(191,055,101)	(181,783,825)

Total stockholders’ equity (deficit)	(722,394)	4,053,428

Total Liabilities and Stockholders’ Equity (Deficit)	$63,168,534	$65,887,047

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended ,
	March 31, 2025	March 31, 2024
Revenue	$20,113,938	$18,977,821

Operating Costs
Cost of revenues	14,402,488	13,399,771
Selling and marketing expenses	6,827,420	6,526,816
General and administrative expenses	6,597,055	7,939,581
Total operating expenses, net	27,826,963	27,866,168

Loss from operations	(7,713,025)	(8,888,347)
Other income / (expense)
Interest expense, net	(1,321,353)	(770,104)
Interest expense, net related parties	(17,750)	(17,750)
Total other expense, net	(1,339,103)	(787,854)

Net loss	(9,052,128)	(9,676,201)

Preferred dividends - related party	(10,000)	-
Preferred dividends	(209,148)	-
Net loss attributed to common stockholders	$(9,271,276)	$(9,676,201)

Net loss per share - basic and diluted	$(0.09)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	103,548,494	95,091,003

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Shares of preferred stock ( Series A-1)
Balance, beginning of period	240,000	-
Conversion to common stock	(20,000)	-
Preferred stock issued pursuant to offerings	40,000	-
Balance, end of period	260,000	-

Preferred stock (Series A-1)
Balance, beginning of period	$6,000,000	$-
Conversion to common stock	(500,000)	-
Preferred stock issued pursuant to offerings	1,000,000	-
Balance, end of period	$6,500,000	$-

Shares of common stock
Balance, beginning of period	103,358,975	93,473,433
Common stock issued pursuant to offerings	223,756	2,733,361
Common stock issued pursuant to conversion of preferred stock and dividends	251,935	-
Common stock issued pursuant to services	1,117,964	890,103
Balance, end of period	104,952,630	97,096,897

Common stock and paid-in capital
Balance, beginning of period	$179,837,253	$162,025,024
Common stock issued pursuant to offerings, net	450,428	3,655,755
Common stock issued pursuant to services	3,041,157	3,295,029
Common stock issued pursuant to conversion of preferred stock	500,000	-
Common stock issued pursuant to dividends	3,869	-
Balance, end of period	$183,832,707	$168,975,808

Accumulated deficit
Balance, beginning of period	$(181,783,825)	$(145,803,014)
Preferred dividends	(219,148)	-
Net loss	(9,052,128)	(9,676,201)
Balance, end of period	$(191,055,101)	$(155,479,215)

Total stockholders’ equity (deficit)	$(722,394)	$13,496,593

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,052,128)	$(9,676,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007,817	1,060,571
Amortization of debt discount	278,499	228,499
Non-cash equity-based compensation expense	3,041,157	3,295,029
Change in operating assets and liabilities:
Inventory	105,050	(351,990)
Accounts receivable	(396,008)	(547,032)
Prepaid expenses and other assets	(723,722)	91,640
Deferred charges	(58,447)	(21,289)
Deferred revenues	398,599	140,519
Operating lease liabilities	(564,922)	(505,920)
Royalty obligation	-	(200,000)
Accounts payable and accrued expenses	1,639,430	376,978

Net cash used in operating activities	(4,324,675)	(6,109,196)

Cash flows from investing activities:

Purchase of property and equipment	(413,365)	(53,647)
Net cash (used in) provided by investing activities	(413,365)	(53,647)

Cash flows from financing activities:
Proceeds from issuance of common stock- offerings	459,634	3,655,755
Placement costs	(9,206)	(73,112)
Dividends	(212,668)	-
Proceeds from anticipated issuance of preferred stock	425,000	-
Proceeds from issuance of preferred stocks	1,000,000	-
Proceeds from issuance of convertible notes	-	-
Principal repayments of notes payable	(121,908)	(60,390)
Net cash provided by financing activities	1,540,852	3,522,253

Change in cash, cash equivalents and restricted cash	(3,197,188)	(2,640,590)
Cash, cash equivalents, and restricted cash at beginning of period	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of period	$12,303,307	$19,789,663
Cash paid during the period for:
Interest	$1,378,223	$787,854
Taxes	-	-
Supplementary disclosure of non-cash financing activities:

Preferred stock conversion to common stock	$500,000	$-

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

Going Concern

The Company’s liquidity sources include $12.3 million in cash and cash equivalents, including restricted cash of $2.9 million held for long-term purposes, and $10.3 million of working capital deficit as of March 31, 2025. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $4.3 million and $6.1 million during the three months ended March 31, 2025, and 2024, respectively. The Company has also generated net cash provided by financing activities of $1.5 million and $3.5 million during the three months ended March 31, 2025, and 2024, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by supporting its continued growth, decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generate cash provided by financing activities through at the market (“ATM”) offering or other equity or debt financing means.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional disclosures and accounting policies.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. On March 31, 2025, and December 31, 2024, the Company’s cash composition was follows:

	March 31, 2025	December 31, 2024

Cash and cash equivalents	$9,442,253	$12,639,441
Restricted cash	2,861,054	2,861,054
Total cash, cash equivalents and restricted cash	$12,303,307	$15,500,495

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2023 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.8 million as of March 31, 2025, and December 31, 2024.

Customer Contracts Balances

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of March 31, 2025, and December 31, 2024, the Company’s allowance for doubtful accounts was $12,711 and $12,147, respectively.

The Company determines an allowance for sales returns based upon historical experience. The Company’s allowance for sales returns was $ 159,553 and $242,515, as of March 31, 2025, and December 31, 2024, respectively, and is recorded as accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. Deferred revenues amounted to $1,894,445 and $1,495,846 as of March 31, 2025, and December 31, 2024, respectively.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of freight, and sales charges. The deferred charges amounted to $ 281,661 and $223,214 as of March 31, 2025, and December 31, 2024, respectively.

Inventory

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

	March 31, 2025	December 31, 2024
Inventory, component parts	$1,799,651	$1,901,922
Inventory, finished goods	3,180,645	3,183,424
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$3,680,296	$3,785,346

The Company maintains an allowance based on specific inventory items that have shown no activity over a reasonable period. The Company tracks inventory as it is repurposed, disposed, scrapped, or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. The Company has recorded an allowance of $1.3 million as of March 31, 2025, and December 31, 2024.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the three-month ended March 31, 2025, and 2024, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on March 31, 2025, and March 31, 2024:

	March 31, 2025	March 31, 2024
Stock warrants	1,523,667	2,049,147
Stock options	31,443,988	36,156,476
Unvested restricted stock	6,350,179	4,734,980
Convertible notes	6,022,224	5,487,260
Preferred stock	5,750,000	–
Total	51,090,058	48,427,863

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

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Equipment and furniture	$2,142,654	$1,729,287
Leasehold improvements	360,003	360,003
Total	2,502,657	2,089,290
Less: accumulated depreciation	(810,059)	(739,297)
Total, net	$1,692,598	$1,349,993

Depreciation expense amounted to $ 70,762 and $68,022 as of March 31, 2025, and December 31, 2024.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		March 31, 2025			December 31, 2024
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(1,719,634)	$2,780,366	$4,500,000	$(1,315,171)	$3,184,829
E-commerce technology platforms	1- 4	1,400,000	–	1,400,000	1,400,000	–	1,400,000
Patents and other	15	931,831	(341,911)	589,920	931,831	(326,947)	604,884
		$6,831,831	$(2,061,545)	$4,770,286	$6,831,831	$(1,642,118)	$5,189,713

Amortization expense on intangible assets amounted to $ 419,427 and $1,832,568 as of March 31, 2025, and December 31, 2024.

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended March 31:
2026	$2,089,449
2027	689,449
2028	689,449
2029	689,449
2030	689,449

NOTE 5 DEBTS

The following table presents the details of the principal’s outstanding:

	March 31, 2025	December 31, 2024	APR on March 31, 2025	Maturity	Collateral
Convertible Notes (b,c)	15,592,408	15,592,408	0.00 – 10.00%	September 2023-March 2027	Substantially all company assets
Notes payable to financial institutions and others(a)	4,393,389	4,515,297	3.75-8.5%	August 2025- November 2052	Substantially all Company assets

Total	$19,985,797	$20,107,705
Unamortized debt discount	(3,198,728)	(3,477,227)
Debt, net of Unamortized debt Discount	$16,787,069	$16,630,478

	For the nine-month period ended
	March 31, 2025	March 31, 2024
Interest expense	$1,339,103	$787,854

As of March 31, 2025, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended March 31, 2026	$8,265,361
Twelve months ended March 31, 2027	11,502,288
Twelve months ended March 31, 2028	9,145
Twelve months ended March 31, 2029	12,166
Twelve months ended March 31, 2030, and thereafter	196,837
$19,985,797

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.

(b)	Included in Convertible Notes are loans provided to the Company from two directors and an officer. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, one of the convertible promissory note of $600,000 payable to a director matured in 2023, and the other remaining convertible promissory notes mature in May 2025, bear interest at an annual rate of 6% through December 2023 and 10% thereafter, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the notes are convertible at the option of the holder into shares of common stock at a conversion price ranging from $3 to $15 per share.

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $835,496 as amortized debt discount during the nine-months ended September 30, 2024, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

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

In September 2022, the Company entered a 124-month lease related to its future headquarters offices and showrooms space. The Company recognized a right-of-use asset and a liability of $22,192,503 pursuant to such lease. In connection with the execution of lease, the Company was required to provide the landlord with a letter of credit in the amount of $2.7 million, which is secured by the same amount of cash. In January 2024, the Company entered a 35-month lease related to its Sacramento office. The Company recognized a right-of-use asset and a liability of $ 662,696 pursuant to such a lease.

The following table outlines the total lease cost for the Company’s operating leases as well as weighed average information for these leases as of March 31, 2025, and 2024 respectively:

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$564,922	$505,920
Fixed rent payments	2,703,789	300,933
Lease - Depreciation expense	$517,628	$516,707
Weighted-average discount rate	6.48%	6.41%
Weighted-average remaining lease term (in months)	92	95

Minimum Lease obligation
Twelve months ended March 31, 2026	$2,415,346
Twelve months ended March 31, 2027	2,388,241
Twelve months ended March 31, 2028	2,286,013
Twelve months ended March 31, 2029	2,535,879
Twelve months ended March 31, 2030, and thereafter	12,536,965
Total	$22,162,444

NOTE 7 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $1.7 million to GE pursuant to the license agreement as of March 31, 2025. The payments associated with this debt are payable in quarterly tranches aggregating $0.8 million during 2024 and 2025 and $0.9 million in 2026. The Company owed an additional amount of $1.4 million pursuant to its agreements with GE which is payable in 2027 as of March 31, 2024. During April 2024, GE and the Company agreed to reduce such additional amount by $400,000 in exchange for the issuance of a convertible promissory note of $1.0 million.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued interest, convertible notes	$1,139,018	$1,044,708
Accrued dividends	215,278	212,667
Funds received in anticipation of closing of Preferred Stock Series A-1	425,000	-
Trade payables	11,774,327	10,043,423
Accrued compensation	2,793,347	2,979,131
	$16,346,970	$14,279,929

The Company recognized funds received in anticipation of Series A-1 received in March 2025 as accounts payable and are recognized as equity upon closing, which occurred in April 2025.

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of March 31, 2025, and December 31, 2024, and accrued interest of $ 169,950 and $ 151,900 as of March 31, 2025, and December 31, 2024, respectively. Interest expense to related parties amounted to $17,750 during the three-month period ended March 31, 2025 and 2024, respectively.

The Company paid and declared dividends to related parties (a director and officer and two officers) amounting to $19,333 and $20,000 during the three-month period ended March 31, 2025.

NOTE 10 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during the three months ended March 31, 2025, and 2024:

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2025 Equity Transactions
Common stock issued, pursuant to services provided	1,117,964	3,041,157	$1.16 – 1.87
Common stock issued pursuant to stock at the market offering, net	223,756	450,428	2.0 – 2.08
Common stock issued pursuant to conversion of preferred stock	250,000	500,000	2.0

Transaction Type	Shares Issued	Valuation $	Range of Value Per Share
2024 Equity Transactions
Common stock issued, pursuant to services provided	890,103	3,295,029	$1.27-1.68
Common stock issued pursuant to stock at the market offering, net	2,733,361	3,655,755	1.25-1.64

As of March 31, 2025, the remaining amount to be used under the ATM offering program is $5.3 million.

(B) Preferred Stock Series A-1

The following is a summary of the Company’s Preferred Stock activity during the three months ended March 31, 2025:

Transaction Type	Quantity	Carrying Value	Value per Share
Preferred Stock Series A-1 Balance at January 1, 2025	440,000	$11,000,000	$25
Issuance	40,000	1,000,000	25
Conversion to common stock	(20,000)	(500,000)	25
Preferred Stock Series A-1 Balance at March 31, 2025	460,000	$11,500,000	$25

During October 2024, the Company completed its authorization of the issuance of 440,000 shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock. In March 2025 the Company issued 40,000 Preferred stocks Series A-1 and a holder converted 20,000 Preferred stocks Series A-1 into shares of common stock, within terms. The designations of each class of preferred stock are as follows:

Series A Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision, if issued below $2 per share, of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially within the control of the holder);
●	Voting rights on as converted basis.

Series A-1 Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision, if issued below $2 per share, of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder);
●	Voting rights on as converted basis.

(C) Stock Options and Restricted Stock

The following is a summary of the Company’s stock option activity during the three-months ended March 31, 2025, and 2024:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	35,805,976	$7.33	-	$2,037,200
Granted	540,000	1.63	-	-
Forfeited	(189,500)	$2.89	-	-

Outstanding, March 31, 2024	36,156,476	$7.3	2.58	$2,037,200

Exercisable, March 31, 2024	13,892,937	$4.54	2.07	$2,034,525

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	32,493,392	$7.31	—	$1,624,810
Exercised	–	0.1	—	—
Granted	1,358,030	1.26	—	—
Forfeited	(2,407,434)	9.75	-	-
Outstanding, March 31, 2025	31,443,988	$6.86	2.33	$1,624,810

Exercisable, March 31, 2025	11,697,698	$4.31	2.05	$1,380,058

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the three months ended March 31, 2025, and 2024:

	March 31, 2025	March 31, 2024
	Range	Range
Stock price	$1.26 - 1.26	$1.76
Exercise price	$0 - 14	$0 - 14
Expected life (in years)	2.60- 3.47 yrs.	2.87 yrs.
Volatility	102.29%	37%
Risk-fee interest rate	3.50 - 4.62%	4.10%
Dividend yield	-	—

The Company does not have historical stock prices that can be reliably determined for a period that is at least equal to the expected terms of its options. The expected options terms, which is calculated using the plain vanilla method, are 3.5 years, and its historical period is 3.0 years. The Company relies on the expected volatility of comparable peer-group publicly traded companies within its industry sector, to supplement the Company’s historical data for the period of the expected terms of the options that exceeds the period of the Company’s historical volatility data.

A summary of the Company’s non-vested restricted stock units during the three months ended March 31, 2025, and 2024 are follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2025	6,278,370	$2.65
Granted	1,900,978	1.26
Vested	(1,242,872)	2.13
Forfeited	(586,297)	9.11
Non-Vested restricted stock units, March 31, 2025	6,350,179	$1.69

Non-vested restricted stock units, January 1, 2024	4,919,702	$4.21
Granted	600,000	1.76
Vested	(770,888)	3.79
Forfeited	(13,834)	1.52
Non-vested restricted stock units on March 31, 2024	4,734,980	$3.98

The weighted-average remaining contractual life of the restricted units as of March 31, 2025, is 1.49 years.

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

The Company recognized compensation expenses of $ 2,411,650, and $2,669,942, respectively, related to RSUs and RSAs during the three-month period ending March 31, 2025 and 2024. The Company recognized compensation expenses of $ 629,507 and $625,087, respectively, related to stock options during the three-month period ending March 31, 2025 and 2024

The options and restricted stock awards and units are granted to the Company’s employees, board members, and certain consultants. There is no difference in characteristics of the awards other than the stock options have to be exercised and restricted awards and units do not. The vesting of the options, restricted stock units or awards is based on the requisite service period of the employees and the nonemployee’s vesting period is generally based on a period of up to three years. The maximum contractual term of the options is up to 5 years. The number of shares available for grant of options, and restricted stock units or awards amounts to 17,633,596 at March 31, 2025.

Unamortized future option expense was $14.4 million on March 31, 2025, and it is expected to be recognized over a weighted-average period of 1.2 years.

(D) Warrants

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2025, and 2024:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2025	1,523,667	$4.30
Issued	—	—
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2025	1,523,667	$4.30

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2024	2,063,522	$5.76
Issued	—	—
Exercised	—	—
Forfeited	(14,375)	—
Balance, March 31, 2024	2,049,147	$5.45

During the three months ended March 31, 2025, and 2024 the Company did not issue any warrants. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet.

NOTE 11 CONCENTRATIONS OF RISKS AND SEGMENT

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue during the three-month period ended March 31, 2025, and 2024. The Company had no customers with accounts receivable balances representing more than 10% on March 31, 2025, and March 31, 2024, and one and three third party payor representing 36% and 53% of the Company’s total accounts receivable on March 31, 2025, and 2024, respectively.

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

	March 31,
	2025	2024
Revenues from external customers and consolidated revenues	$20,113,938	$18,977,821

Cost of revenues	14,402,488	13,399,771
Compensation costs, excluding share-based payments	2,416,572	2,799,381
Share-based payments	3,041,157	3,295,029
Marketing programs	4,677,381	4,716,424
Professional fees, excluding share-based payments	1,677,992	1,226,197
Depreciation, amortization, and impairment of intangibles	953,262	1,007,817
Other operating expenses	658,167	1,368,794
Total operating expenses, net	27,826,963	27,866,168

Other income / (expense)
Amortization of debt discount	(278,499)	(228,499)
Interest expense, net	(1,099,724)	(559,355)

Net loss	$(9,052,128)	$(9,676,201)

NOTE 12 SUBSEQUENT EVENTS

Management has evaluated subsequent events since March 31, 2025, through the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following:

Since March 31, 2025, the Company generated proceeds of $2.9 million by issuing 114,000 shares of its Preferred Series A-1 stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions, and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in this Form 10-Q, and in other filings with the Securities and Exchange Commission (the “SEC”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced, safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control connections. The SkyHome App allows scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform (the “Smart Sky Platform”) that is designed to enhance all-around safety and lifestyle of homes and other buildings. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2025. Our products are designed to improve all around home and building safety and lifestyle. We expect to manufacture the additional product offerings within the next six months. We hold over 97 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Inflation and related risk of recession increased during 2022 and have continued to impact operations. Inflationary factors, such as tariffs, increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases. We are currently evaluating, and do not yet know, the potential impact of recently increased tariffs to our business and financial condition.

The conflicts in the Middle East may adversely impact our operations in the near future. We have a number of developers working in Israel. If such individuals are called for service or this conflict escalates regionally, it may create work interruptions leading to longer periods between releases of offering improvements and increased costs.

During April 2023, we completed the previously announced acquisition of all the issued and outstanding shares of Belami, a strategic e-commerce lighting and home décor conglomerate. The Company paid cash and issued an aggregate of 3,776,706 shares of our common stock as consideration for the acquisition. The Company expects that Belami will serve as a marketing and growth platform and should provide several distribution channels for our products, including retail customers, builders, and professionals.

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

Between October 2024 and March 2025, the Company issued shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock which generated proceeds of $12.0 million.

The designations of each class of preferred stock are as follows:

Series A Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially outside the control of the holder); and
●	Voting rights on as converted basis.

Series A-1 Preferred Stock:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $2 per share, with subsequent equity offering reset provision of no less than $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after three years or upon change of control (substantially outside the control of the holder); and
●	Voting rights on as converted basis.

Results of Operations

Comparison of the Three months ended March 31, 2025

	Three months ended March 31,		Increase/	Increase/
	2025($)	2024($)	Decrease $	Decrease %
Revenue	20,113,938	18,977,821	1,136,117	6%

Cost of revenues	14,402,488	13,399,771	1,002,717	7%
Selling and marketing expenses	6,827,420	6,526,816	300,604	5%
General and administrative expenses	6,597,055	7,939,581	(1,342,526)	(17)%
Total expenses	27,826,693	27,866,168	(39,205)	NM
Operating loss	(7,713,025)	(8,888,347)	(1,175,322)	(13)%
Other income / (expense)

Interest expense, net	(1,339,103)	(787,854)	(551,249)	70%

Net loss	(9,052,128)	(9,676,201)	624,073	(6)%

NM: Not meaningful

Revenue

	Three months ended March 31		Increase/	Increase/
	2025($)	2024($)	Decrease $	Decrease %
Revenue	20,113,938	18,977,821	1,136,117	6

The increase in revenues is primarily due to an increased number of units of lighting and heating products sold.

We believe that our revenues will be higher in 2025 than in 2024 primarily resulting from revenues from the sale of our advanced and smart products.

Cost of Revenues

	Three months ended March 31,		Increase/	Increase/
	2025($)	2024($)	Decrease $	Decrease %
Cost of revenues	14,402,488	13,399,771	1,002,717	7

The increase in cost of revenue is proportionate to the increase in revenues.

We believe that the cost of revenues will increase in 2025 compared to 2024, commensurate with an anticipated increase in revenues.

Selling and Marketing Expenses

	Three months ended March 31,		Increase/	Increase/
	2025($)	2025($)	Decrease $	Decrease %
Selling and marketing expenses	6,827,420	6,526,816	300,604	5

Selling and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The increase in selling and marketing expenses is primarily due to increased share-based payments to sales and marketing employees and contractors of approximately $450,000.

General and Administrative Expenses

	Three months ended March 31,		Increase/	Increase/
	2025($)	2024($)	Decrease $	Decrease %
General and administrative expenses	6,597,055	7,939,581	(1,342,526)	(17)

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The decrease in general and administrative expenses is primarily due to decreased share-based payments of approximately $700,000 and decreased professional fees.

	Three months ended March 31,		Increase/	Increase/
	2025($)	2024($)	Decrease $	Decrease %
Interest expense, net	(1,339,103)	(787,854)	(551,249)	53

The increase in interest expense resulted primarily from interest charges related to increased interest-bearing weighted average debt in the current periods when compared to the prior year periods.

Liquidity and Capital Resources

As of March 31, 2025, and 2024, we had $12.3 million and $15.5 million in cash, cash equivalents, and restricted cash, respectively.

We have raised additional funds through the sale of our common stock for gross proceeds of $ 460,000 pursuant to placements and offerings during the three-month period ended March 31, 2025. We also generated gross proceeds of $1.0 million pursuant to the issuance of 40,000 shares of our Series A-1 Preferred Stock in March 2025.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three months ended March 31, 2025, we issued 223,756 shares of common stock under such program for net proceeds of $450,428, excluding placement fees of $9,206. From inception through March 31, 2025, we issued 8,118,655 shares of common stock under such a program for net proceeds of $14,706,702, net of brokerage fees and legal fees of $ 628,621. As of March 31, 2025, the remaining amount to be used under the ATM offering program is $5.3 million.

Between October, 2024 and March 2025, we sold an aggregate of 480,000 shares of two series of preferred stock, resulting in total gross proceeds of $12.0 million, pursuant to securities purchase agreements under which an investor purchased an aggregate of 200,000 shares of Series A Preferred Stock, at a purchase price of $25 per share, and securities purchase agreements under which certain investors purchased an aggregate of 280,000 shares of Series A-1 Preferred Stock, at a purchase price of $25 per share.

Since March 31, 2025, the Company generated proceeds of $2.9 million by issuing 114,000 shares of its Preferred Series A-1 stock.

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

We owe approximately $20.0 million under fixed rate obligations as of March 31, 2025. In addition, we owe GE certain minimum royalty payments under a license agreement and other accrued expenses which amounted to $1.7 million as of March 31, 2025.

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

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our negative working capital, which consists of accounts receivable, inventory, net of trades and compensation payable, amounted to $8.5 million and $7.2 million as of March 31, 2025, and 2024 respectively.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during the three-month period ended March 31, 2025:

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,052,128)	$(9,676,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007,817	1,060,571
Amortization of debt discount	278,499	228,499
Non-cash equity-based compensation expense	3,041,157	3,295,029
Change in operating assets and liabilities:

Working capital changes	(399,979)	(1,973,219)

Net cash used in operating activities	(4,324,674)	(6,182,308)

Cash flows from investing activities:
Purchase of property and equipment	(413,365)	(53,647)
Net cash (used in) provided by investing activities	(413,365)	(53,647)

Cash flows from financing activities:
Proceeds from issuance of stock	1,875,428	3,582,643
Dividends	(212,668)	-
Proceeds from issuance of debt instruments, net	(121,908)	(60,390)
Net cash provided by financing activities	1,540,852	3,595,365

Change in cash, cash equivalents and restricted cash	(3,197,188)	(2,640,590)
Cash, cash equivalents, and restricted cash at beginning of period	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of period	$12,303,307	$19,789,663

The changes in working capital, net are primarily attributable to timing differences in accounts receivable, accounts payable related to operations and deferred revenues.

Dividends are related to the Series A and A-1 Preferred Stock initially issued in October 2024.

Going Concern

The Company’s liquidity sources include $ 12.3 million in cash and cash equivalents, including restricted cash of $2.8 million held for long-term purposes, and $ 10.3 million of working capital deficit as of March 31, 2025. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $4.3 million and $6.2 million during the three months ended March 31, 2025, and 2024, respectively. The Company has also generated net cash provided by financing activities of $1.5 million and $3.6 million during the three months ended March 31, 2025, and 2024, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

Management intends to mitigate such conditions by supporting its continued growth, decreasing its cash used in operating activities through increased revenues and increased margins from products sold to large retailers and its internet portals, and to the extent necessary, generating cash provided by financing activities through at the market offering or other equity or debt financing means.

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

	For the three months ended March 31,
	2025	2024
Net loss	$(9,052,128)	$(9,676,201)
Share-based payments	3,041,157	3,295,029
Interest expense	1,378,223	787,854
Impairment	-	-
Depreciation, amortization	1,007,817	1,060,571
Transaction costs	-	-
EBITDA, as adjusted	$(3,624,931)	$(4,532,747)

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2024 contained in our Annual Report on Form 10-K. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2025, and December 31, 2024, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than as noted below. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in such report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

We may face exposure to foreign currency exchange rate fluctuations.

While we have historically transacted in U.S. dollars with the majority of our customers and suppliers, we have transacted in some foreign currencies, such as the [Chinese Renminbi], and may transact in additional foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar may affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our common stock could decrease.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no unregistered sales of equity securities during the quarter ended March 31, 2025 that were not previously reported in a Current Report on Form 8-K with the exception of the following:

We issued 75,000 shares to a contractor pursuant to services with vesting subject to certain performance conditions.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended March 31, 2025 other than shares repurchased to settle tax withholdings related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2+	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.8	Third Amended and Restated Bylaws of the Company (effective March 21, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2025).
10.1	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated March 11, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025).
10.2	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock, dated May 2, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k filed with the SEC on May 8, 2025).
10.3	Third Amended and Restated Bylaws, dated March 21, 2025 ( incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k filed with the SEC on March 21, 2025)
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX PLATFORMS CORP.

Date:	May 14, 2025	By:	/s/ John P. Campi
John P. Campi, Co- Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2025	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2025	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

