Form 10-Q
period 2025-06-30
SKYX Platforms Corp.
filed 2025-08-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 111,447,066 shares of common stock, no par value per share, issued and outstanding.

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited) June 30, 2025	(Audited) December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,846,554	$12,639,441
Accounts receivable	2,330,651	2,415,314
Inventory, net	3,104,442	3,785,346
Prepaid expenses and other assets	2,149,581	1,534,349
Total current assets	20,431,228	20,374,450

Long-term assets:
Property and equipment, net	1,992,228	1,349,993
Restricted cash	2,861,054	2,861,054
Right of use assets	18,625,498	19,750,030
Intangibles, definite life	4,167,224	5,189,713
Goodwill	16,157,000	16,157,000
Other assets	204,807	204,807
Total long-term assets	44,007,811	45,512,597

Total Assets	$64,439,039	$65,887,047

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$15,212,592	$13,083,321
Accounts payable and accrued expenses-related party	187,597	151,900
Notes payable, current	3,712,275	4,011,168
Operating lease liabilities, current	2,480,929	2,350,868
Royalty obligation	800,000	800,000
Deferred revenues	2,402,126	1,495,846
Convertible notes, current-related parties	950,000	950,000
Convertible notes, current	3,292,408	3,292,408

Total current liabilities	29,037,927	26,135,511

Long term liabilities:
Long term accounts payable and accrued expenses	1,243,060	1,044,708
Notes payable	233,232	504,129
Operating lease liabilities	19,105,110	20,376,498
Convertible notes	8,429,771	7,872,773
Royalty obligations	700,000	900,000

Total long-term liabilities	29,711,173	30,698,108

Total liabilities	58,749,100	56,833,619
Mezzanine equity
Series A Preferred Stock-shares authorized 400,000, outstanding 200,000 and 200,000	5,000,000	5,000,000

Stockholders’ Equity:
Series A-1 Preferred Stock-shares authorized 480,000, outstanding 374,000 and 240,000	9,174,167	6,000,000

Common stock and additional paid-in-capital: shares authorized 500,000,000 outstanding 110,781,191 and 103,358,975	191,667,028	179,837,253
Accumulated deficit	(200,151,256)	(181,783,825)

Total stockholders’ equity	689,939	4,053,428

Total Liabilities and Stockholders’ Equity	$64,439,039	$65,887,047

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue	23,061,655	$21,446,148	$43,175,593	$40,423,969

Operating expenses
Cost of revenues	16,064,486	14,869,521	30,466,974	28,269,292
Selling and marketing expenses	6,185,017	6,271,708	13,012,437	12,798,524
General and administrative expenses	8,333,265	6,540,218	14,930,320	14,479,799
Total expenses, net	30,582,768	27,681,447	58,409,731	55,547,615

Loss from operations	(7,521,113)	(6,235,299)	(15,234,138)	(15,123,646)
Other expense
Interest expense, net	1,287,870	1,209,704	2,609,223	1,979,611
Interest expense, net related parties	17,946	17,946	35,696	35,893

Total other expense, net	1,305,816	1,227,650	2,644,919	2,015,504

Net loss	(8,826,929)	(7,462,949)	(17,879,057)	(17,139,150)

Preferred dividends-related parties	10,000		20,000
Preferred dividends	259,226	-	468,374	-
Net loss attributed to common stockholders	$(9,096,155)	$(7,462,949)	$(18,367,431)	$(17,139,150)

Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.17)	$(0.18)

Weighted average number of common shares outstanding – basic and diluted	107,117,216	99,445,289	105,776,714	97,261,721

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Shares of Preferred stock ( Series A-1)

Balance, beginning of period	260,000	-	240,000	-
Preferred stock issued pursuant to offerings	114,000	-	154,000	-

Conversion to common stock	-	-	(20,000)	-

Balance, June 30	374,000	-	374,000	-
Preferred stock ( Series A-1)

Balance, beginning of period	$6,500,000	-	$6,000,000	-
Preferred stock issued pursuant to offerings	2,674,167	-	3,674,167	-

Conversion to common stock	-	-	(500,000)	-

Balance, June 30	$9,174,167	$-	$9,174,167	$-

Shares of Common stock
Balance, beginning of period	104,952,630	97,096,897	103,358,975	93,473,433
Common stock issued pursuant to offerings	3,651,257	801,706	3,875,013	2,387,779
Common stock issued pursuant to services	2,177,304	1,497,676	3,295,268	3,535,067
Common stock issued pursuant to conversion of preferred stock	-	-	251,935	-
Common stock issued pursuant to acquisition	-	1,853,421	-	1,853,421

Balance, June 30	110,781,191	101,249,700	110,781,191	101,249,700

Common stock and paid-in capital
Balance, beginning of period	$183,832,707	$168,975,808	$179,837,253	$162,025,024
Common stock issued pursuant to stock offering	4,221,956	674,540	4,672,383	4,330,295
Common stock issued pursuant to services	3,612,365	2,775,906	6,653,522	6,070,935
Common stock issued pursuant to conversion of preferred stock	-	-	503,870
Common stock issued pursuant to exercise of options and warrants	-	-	-	-
Common stock issued pursuant to acquisition	-		-
Common stock issued pursuant to antidilutive provisions	-	-	-	-
Balance, June 30	$191,667,028	$172,426,254	$191,667,028	$172,426,254

Accumulated Deficit
Balance, beginning of period	$(191,055,101)	$(155,479,215)	$(181,783,825)	$(145,803,014)
Net loss	(8,826,929)	(7,462,949)	(17,879,057)	(17,139,150)
Preferred dividends	(269,226)	-	(488,374)	-
Balance, end of period	$(200,151,256)	$(162,942,164)	$(200,151,256)	$(162,942,164)

Total stockholders’ equity	$689,939	$9,484,090	$689,939	$9,484,090

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX Platforms Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2025	2024
Operations:
Net loss	$(17,879,057)	$(17,139,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,280,154	2,399,350
Amortization of debt discount	556,998	604,976
Non-cash equity-based compensation expense	6,653,522	6,070,935
Change in operating assets and liabilities:
Inventory	680,904	(794,841)
Accounts receivable	84,663	364,662
Prepaid expenses and other assets	(615,235)	(679,154)
Deferred revenues	906,280	596,604
Operating lease liabilities	(1,141,327)	(1,021,684)
Royalty obligation	(200,000)	(400,000)
Consideration payable	-	(750,000)
Accounts payable and accrued expenses	2,363,320	351,283

Net cash used in operating activities	(6,309,778)	(10,397,019)

Investing:

Purchase of property and equipment	(775,365)	(279,277)
Net cash (used in) provided by investing activities	(775,365)	(279,277)

Financing:
Proceeds from issuance of common stock- offerings	4,809,138	4,418,721
Placement costs	(312,588)	(88,426)
Dividends	(484,504)	-
Proceeds from issuance of preferred stocks	3,850,000	-
Proceeds from issuance of convertible notes	-	-
Principal repayments of notes payable	(569,790)	(482,585)
Net cash provided by financing activities	7,292,256	3,847,710

Change in cash, cash equivalents and restricted cash	207,113	(6,828,586)
Cash, cash equivalents, and restricted cash at beginning of period	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of period	$15,707,608	$15,601,677
Cash paid during the period for:
Interest	$2,183,628	$1,589,667
Taxes	-	-
Supplementary disclosure of non-cash financing activities:

Preferred stock conversion to common stock	$500,000	$-
Substitution of royalty payable to convertible note	-	1,000,000
Substitution of consideration payable to convertible note	-	3,117,408
Right-of-use assets and operating lease liabilities	-	662,968

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

Going Concern

The Company’s liquidity sources include $15.7 million in cash and cash equivalents, including restricted cash of $2.9 million held for long-term purposes, and $8.6 million of working capital deficit as of June 30, 2025. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $6.3 million and $10.4 million during the six months ended June 30, 2025, and 2024, respectively. The Company has also generated net cash provided by financing activities of $7.3 million and $3.8 million during the six months ended June 30, 2025, and 2024, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional disclosures and accounting policies.

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

Basis of Consolidation

The consolidated financial statements include the results of the Company and all its subsidiaries, including SQL Lighting and Fans LLC , Belami, Inc., BEC, CA 1, Inc., BEC CA 2, LLC, Luna BEC, Inc., and Confero Group LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. On June 30, 2025, and December 31, 2024, the Company’s cash composition was as follows:

	June 30, 2025	December 31, 2024

Cash and cash equivalents	$12,846,554	$12,639,441
Restricted cash	2,861,054	2,861,054
Total cash, cash equivalents and restricted cash	$15,707,608	$15,500,495

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2023 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.8 million as of June 30, 2025, and December 31, 2024.

Customer Contracts Balances

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of June 30, 2025, and December 31, 2024, the Company’s allowance for doubtful accounts was $12,711 and $12,147, respectively.

The Company determines an allowance for sales returns based upon historical experience. The Company’s allowance for sales returns was $ 159,553 and $242,515, as of June 30, 2025, and December 31, 2024, respectively, and is recorded as accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet.

The costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of freight, and sales charges. Deferred charges are included in prepaid costs and other assets in the accompanying balance sheet.

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

	June 30, 2025	December 31, 2024
Inventory, component parts	$1,777,306	$1,901,922
Inventory, finished goods	2,627,136	3,183,424
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$3,104,442	$3,785,346

The Company maintains an allowance based on specific inventory items that have shown no activity over a reasonable period. The Company tracks inventory as it is repurposed, disposed, scrapped, or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. The Company has recorded an allowance of $1.3 million as of June 30, 2025, and December 31, 2024.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the six-month periods ended June 30, 2025, and 2024, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on June 30, 2025, and 2024:

	June 30, 2025	June 30, 2024
Stock warrants	1,588,417	1,834,191
Stock options	31,470,322	36,846,476
Unvested restricted stock	5,528,579	4,579,455
Convertible notes	6,512,856	6,275,148
Preferred stock	11,958,333	–
Total	57,058,507	49,535,270

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our 2025 annual reporting with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

Comprehensive Income- Improvements to Expense Disaggregation Disclosures

In November 2024, FASB issued a new standard to improve expense disaggregation disclosures. The guidance expands the disclosures required for certain costs and expenses in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant expenses. The standard is effective as of March 31, 2026 and interim and annual periods thereafter. The impact of this standard is only on the Company’s expenses disclosures.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Equipment and furniture	$924,627	$924,627
Internal-use software	1,580,027	804,660
Leasehold improvements	360,003	360,003
Total	2,864,657	2,089,290
Less: accumulated depreciation	(872,429)	(739,297)
Total, net	$1,992,228	$1,349,993

Depreciation expense amounted to $ 133,132 and $68,022 as of June 30, 2025, and December 31, 2024.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		June 30, 2025			December 31, 2024
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(1,392,857)	$3,107,143	$4,500,000	$(1,071,429)	$3,428,571
E-commerce technology platforms	1- 4	1,400,000	(914,874)	485,126	1,400,000	(243,742)	1,156,258
Patents and other	15	931,831	(356,876)	574,955	931,831	(326,947)	604,884
		$6,831,831	$(2,664,607)	$4,167,224	$6,831,831	$(1,642,118)	$5,189,713

Amortization expense on intangible assets amounted to $ 1,022,489 and $880,440 for the six-month periods ended June 30, 2025 and 2024, respectively.

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended June 30:
2026	$1,190,105
2027	704,979
2028	704,979
2029	704,979
2030	704,979

NOTE 5 DEBTS

The following table presents the components of debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	APR on June 30, 2025	Maturity	Collateral
Convertible Notes (b,c)	15,592,408	15,592,408	0.00 – 10.00%	September 2023-March 2027	Substantially all company assets
Notes payable to financial institutions and others(a)	3,945,507	4,515,297	3.75-8.5%	August 2025- November 2052	Substantially all Company assets

Total	$19,537,915	$20,107,705
Unamortized debt discount	(2,920,229)	(3,477,227)
Debt, net of Unamortized debt Discount	$16,617,686	$16,630,478

	For the six-month period ended
	June 30, 2025	June 30, 2024
Interest expense	$2,644,919	$2,015,504

As of June 30, 2025, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended June 30, 2026	$7,954,683
Twelve months ended June 30, 2027	11,441,096
Twelve months ended June 30, 2028	2,934
Twelve months ended June 30, 2029	3,064
Twelve months ended June 30, 2030, and thereafter	136,138
$19,537,915

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.

(b)	Included in Convertible Notes are loans provided to the Company from two directors and an officer. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, one of the convertible promissory note of $600,000 payable to a director matured in 2023, and the other remaining convertible promissory notes matured in May 2025, bear interest at an annual rate of 6% through December 2023 and 10% thereafter, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the notes are convertible at the option of the holder into shares of common stock at a conversion price ranging from $3 to $15 per share.

During 2023, the Company issued convertible promissory notes for $10.4 million. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.70 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $556,998 and $604,976 as amortized debt discount during the six-months ended June 30, 2025 and 2024, respectively, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

(c)

On March 29, 2024, and as amended in June 2025, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the Belami stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers in monthly principal and interest payments of $300,000 beginning in July 2025 until fully paid in January 2026.

Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, and can be converted by the Sellers at any time at $3.00 per share of our common stock.

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

The following table outlines the total lease cost for the Company’s operating leases as well as weighed average information for these leases as of June 30, 2025, and 2024 respectively:

	Six Months Ended June 30
	2025	2024
Cash paid for operating lease liabilities	$1,141,327	$1,021,684
Rights-of-use obtained in exchange for new operating lease liabilities	-	662,696
Fixed rent payments	1,848,803	1,801,418
Lease - Depreciation expense	$1,013,688	$1,041,593
Weighted-average discount rate	6.48%	6.48%
Weighted-average remaining lease term (in months)	89	98

Minimum Lease obligation
Twelve months ended June 30, 2026	$2,480,929
Twelve months ended June 30, 2027	2,463,232
Twelve months ended June 30, 2028	2,346,626
Twelve months ended June 30, 2029	2,601,272
Twelve months ended June 30, 2030, and thereafter	11,693,980
Total	$21,586,039

NOTE 7 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $1.5 million to GE pursuant to the license agreement as of June 30, 2025. The payments associated with this debt are payable in quarterly tranches aggregating $0.8 million during 2024 and 2025 and $0.9 million in 2026. The Company owed an additional amount of $1.4 million pursuant to its agreements with GE which is payable in 2027 as of March 31, 2024. During April 2024, GE and the Company agreed to reduce such additional amount by $400,000 in exchange for the issuance of a convertible promissory note of $1.0 million.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued interest, convertible notes	$1,243,060	$1,044,708
Accrued dividends	269,228	212,667
Trade payables	13,600,641	10,043,423
Accrued compensation	1,530,322	2,979,131
	$16,643,251	$14,279,929

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of June 30, 2025, and December 31, 2024, and accrued interest of $ 187,597 and $ 151,900 as of June 30, 2025, and December 31, 2024, respectively. Interest expense to related parties amounted to $35,696 and $35,893 during the six-month periods ended June 30, 2025 and 2024, respectively.

Preferred Stock Dividends

The Company paid and declared dividends to related parties (a director and officer and two officers) amounting to $20,000 during the six-month period ended June 30, 2025.

NOTE 10 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during the six months ended June 30, 2025, and 2024:

Transaction Type	Shares Issued	Valuation $	Average Value Per Share
2025 Equity Transactions
Common stock issued, pursuant to services provided	3,295,268	6,653,522	$ 1.16 – 1.87
Common stock issued pursuant to stock at the market offering, net	3,875,013	4,672,383	1.21
Common stock issued pursuant to conversion of preferred stock and related dividends	251,935	503,870	2.00

Transaction Type	Shares Issued	Valuation $	Average Value Per Share
2024 Equity Transactions
Common stock issued, pursuant to services provided	2,387,779	6,070,935	$1.16
Common stock issued pursuant to stock at the market offering, net	3,535,067	4,330,295	1.22
Common stock issued pursuant to acquisition (1)	1,853,421	-	-

(1)	Common stock issued pursuant to acquisition consists of shares issued in April 2024 pursuant to the Belami acquisition. The value of the shares issued in April 2024 was reflected in the common stock and additional paid-in capital at the date of acquisition in 2023.

(B) Preferred Stock Series A-1

The following is a summary of the Company’s Preferred Stock A-1 activity during the six months ended June 30, 2025:

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Series A-1 Balance at January 1, 2025	240,000	$6,000,000	$25
Issuance	154,000	3,674,167	25
Conversion to common stock	(20,000)	(500,000)	25
Preferred Stock Series A-1 Balance at June 30, 2025	374,000	$9,174,167	$25

During May 2025, increased the authorized amount of shares of Series A-1 Preferred Stock to 480,000 shares. In March 2025 a holder converted 20,000 Preferred stocks Series A-1 into shares of common stock, within terms.

The designations of each class of preferred stock are as follows:

Series A Preferred Stock (temporary equity):

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially within the control of the holder);
●	Voting rights on as converted basis.

Series A-1 Preferred Stock (permanent equity):

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 3 years or upon change of control (substantially outside the control of the holder);
●	Voting rights on as converted basis.

(C) Stock Options and Restricted Stock

The following is a summary of the Company’s stock option activity during the six-months ended June 30, 2025, and 2024:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	32,493,392	$7.31	—	$1,624,810
Granted	1,653,030	1.30	—	—
Forfeited	(2,676,100)	9.21	-	-
Outstanding, June 30, 2025	31,470,322	$6.80	2.10	$1,196,463

Exercisable, June 30, 2025	12,480,571	$4.08	2.1	$1,114,629

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	35,805,976	$7.33	-	$1,017,750
Granted	1,481,000	1.23	-	-
Forfeited	(440,500)	$2.21	-	-

Outstanding, June 30, 2024	36,846,476	$7.14	2.58	$1,029,750

Exercisable, June 30, 2024	14,442,850	$4.50	2.07	$1,017,750

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the six months ended June 30, 2025, and 2024:

	June 30, 2025	June 30, 2024
	Range	Range
Stock price	$ 0.92 - 1.76	$ 0.92-1.76
Exercise price	$ 0.92-1.76	$ 0.92-1.76
Expected life (in years)	2.5-3.5 yrs.	2.57-3.5 yrs.
Volatility	90-102%	36-90%
Risk-fee interest rate	3.95 - 4.62%	4.10-4.62%
Dividend yield	-	—

Prior to the second quarter of 2025, the Company did not have historical stock prices that could be reliably determined for a period that is at least equal to the expected terms of its options. The expected options terms, which were calculated using the plain vanilla method, are 3.5 years, and its historical period was 3.0 years. The Company relied on the expected volatility of comparable peer-group publicly traded companies within its industry sector, to supplement the Company’s historical data for the period of the expected terms of the options that exceeded the period of the Company’s historical volatility data. As of May 1, 2025, the Company uses its historical stock prices to determine its expected volatility.

A summary of the Company’s non-vested restricted stock units and awards (“RSUA”) during the six months ended June 30, 2025, and 2024 are follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2025	6,278,370	$2.65
Granted	3,478,326	1.34
Vested	(3,543,320)	1.85
Forfeited	(684,797)	8.42
Non-Vested restricted stock units, June 30, 2025	5,528,579	$1.62

Non-vested restricted stock units, January 1, 2024	4,919,702	$4.21
Granted	2,238,480	1.16
Vested	(2,556,393)	2.9
Forfeited	(22,334)	1.45
Non-vested restricted stock units on June 30, 2024	4,579,455	$3.46

The weighted-average remaining contractual life of the restricted units as of June 30, 2025, is 1.46 years.

One RSUAs give the right to receive one share of the Company’s common stock. RSUAs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSUA awards is expensed on a straight-line basis over the vesting period.

The Company recognized compensation expenses of $ 5,410,950, and $3,848,642, respectively, related to RSUs and RSAs during the six-month periods ending June 30, 2025 and 2024. The Company recognized compensation expenses of $ 1,242,572 and $2,222,294, respectively, related to stock options during the six-month periods ending June 30, 2025 and 2024.

The options and RSUAs are granted to the Company’s employees, board members, and certain consultants. There is no difference in characteristics of the awards other than the stock options have to be exercised and restricted awards and units do not. The vesting of the options, restricted stock units or awards is based on the requisite service period of the employees and the non-employee’s vesting period is generally based on a period of up to six years. The maximum contractual term of the options is up to 5 years. The number of shares available for grant of options, and restricted stock units or awards amounts to 15,869,552 at June 30, 2025.

Unamortized future stock-based compensation expense was $7.7 million as of June 30, 2025, and it is expected to be recognized over a weighted-average period of 1.1 years.

(D) Warrants

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2025, and 2024:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2025	1,523,667	$4.30
Issued	64,750	1.20
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2025	1,588,417	$4.19

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2024	2,063,522	$5.76
Issued	—	—
Exercised	—	—
Forfeited	(229,331)	9.94
Balance, June 30, 2024	1,834,191	$5.25

During the six months ended June 30, 2025, and 2024, the Company did not issue any warrants except for warrants issued to a placement agent in connection with its Series A -1 Preferred offerings in the second quarter of 2025.

NOTE 11 CONCENTRATIONS OF RISKS AND SEGMENT

Major Customers and Accounts Receivable

The Company had no customers whose accounts receivable or revenue individually represented 10% or more of the Company’s total accounts receivable or revenue as of and during the six-month periods ended June 30, 2025, and 2024. The Company had two and three third party payors representing 47% and 54% of the Company’s total accounts receivable as of June 30, 2025 and December 31, 2024, respectively.

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

	For the six months ended June 30,
	2025	2024
Revenues from external customers and consolidated revenues	$43,175,593	$40,423,969

Cost of revenues	30,466,974	28,269,292
Compensation costs, excluding share-based payments	4,918,936	5,104,623
Share-based payments	6,779,855	6,070,935
Marketing programs	9,593,240	9,151,046
Professional fees, excluding share-based payments	3,377,474	3,701,886
Depreciation, amortization, and impairment of intangibles	2,169,309	2,399,350
Other operating expenses	1,103,943	850,483
Total operating expenses, net	58,409,731	55,547,615

Other expenses
Amortization of debt discount	556,998	604,976
Interest expense, net	2,087,921	1,410,528

Net loss	$(17,879,057)	$(17,139,150)

NOTE 12 SUBSEQUENT EVENTS

Management has evaluated subsequent events since June 30, 2025, through the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced, safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control connections. The SkyHome App allows scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform (the “Smart Sky Platform”) that is designed to enhance all-around safety and lifestyle of homes and other buildings. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2025. Our products are designed to improve all around home and building safety and lifestyle. We expect to manufacture the additional product offerings within the next six months. We hold 100 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Monetary and trade policies impact in varying degrees our industry market participants ( from manufacturer to user). The reaction(s) by the market participants to such policies or changes in policies may impact on our operations. Those policies, such as tariffs, increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that monetary and trade policies have had a material impact on our financial position or results of operations to date, we may experience some effect in the near future as we continue to navigate changes in such policies. In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

Recent Developments

In March 2024 and as amended in June 2025, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the stock purchase agreement for the acquisition of Belami. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,408 in cash due to the sellers on the first anniversary of the closing of the Belami acquisition. Each seller received a Seller Note in an amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with aggregate principal and interest monthly payments of $300,000 effective July 1, 2025 until fully paid in January 2026. The outstanding obligation can be converted by the sellers into shares of our common stock at any time at $3 per share of our common stock.

During the second quarter of 2023, we began our at the market offering (“ATM”) pursuant to which we may sell up to $20 million of shares of our common stock.

Between October 2024 and May 2025, the Company issued shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock which generated proceeds of $14.2 million.

Results of Operations

Comparison of the Three and Six months ended June 30, 2025

	Three months ended June 30,		Increase/ Decrease	Increase/ Decrease	Six months ended June 30,		Increase/ Decrease	Increase/ Decrease
	2025($)	2024($)	$	%	2025($)	2024($)	$	%
Revenue	23,061,655	21,446,148	1,615,507	8	43,175,593	40,423,969	2,751,624	7
Cost of revenues	16,064,486	14,869,521	1,194,965	8	30,466,974	28,269,292	2,197,682	8
Selling and marketing expenses	6,185,017	6,271,708	(86,691)	(1)	13,012,437	12,798,524	213,913	2
General and administrative expenses	8,333,265	6,540,218	1,793,047	27	14,930,320	14,479,799	450,521	3)
Total expenses	30,582,768	27,681,447	2,901,321	10	58,409,731	55,547,615	2,862,116	5
Operating loss	(7,521,113)	(6,235,299)	1,285,814	21	(15,234,138)	(15,123,646)	110,492	(1)
Interest expense, net	1,305,816	1,227,650	78,166	6	2,644,919	2,015,504	629,415	31
			-
Net loss	(8,826,929)	(7,462,949)	1,363,980	18	(17,879,057)	(17,139,150)	739,907	4

NM: Not meaningful

Revenue

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

The selling and marketing expenses are relatively unchanged. The changes are primarily due to lower share-based payments associated with marketing personnel in the second quarter of 2025 by approximately $1.0 million, offset by increased sales and marketing programs expenses during the second quarter of 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The increase in general and administrative expenses is primarily due to increased share-based payments of approximately $1.6 million during the second quarter of 2025.

Interest Expense

The increase in interest expense resulted primarily from interest charges related to increased interest-bearing weighted average debt in the first quarter of 2024 when compared to the prior year periods.

Liquidity and Capital Resources

As of June 30, 2025, and 2024, we had $15.7 million and $15.6 million in cash, cash equivalents, and restricted cash, respectively.

We have raised additional funds through the sale of our common stock for gross proceeds of $ 4.8 million pursuant to placements and offerings during the six-month period ended June 30, 2025. Since October 2024, we generated proceeds of $14.2 million by issuing shares of our Preferred Series A and A-1 stock.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three- months ended June 30, 2025, we issued 3,651,257 shares of common stock under such program for net proceeds of $4,221,956, excluding placement fees of $127,563. From inception through June 30, 2025, we issued 11,769,912 shares of common stock under such a program for net proceeds of $18,299,956, net of brokerage fees and legal fees of $ 756,251. As of June 30, 2025, the remaining amount to be used under the ATM offering program is $940,000.

Our future capital requirements will depend on many factors, our revenue growth rate, expenditures related to our headcount growth and manufacturing, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase parts to incorporate in our product offerings, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We owe approximately $20.0 million under fixed rate obligations as of June 30, 2025. In addition, we owe GE certain minimum royalty payments under a license agreement and other accrued expenses which amounted to $1.5 million as of June 30, 2025.

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our negative working capital, which consists of accounts receivable, inventory, net of trades and compensation payable, amounted to $8.5 million and $7.2 million as of June 30, 2025, and 2024 respectively.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during the six-month period ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Operations:
Net loss	$(17,879,057)	$(17,139,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,280,154	2,399,350
Amortization of debt discount	556,998	604,976
Non-cash equity-based compensation expense	6,653,522	6,070,935
Change in operating assets and liabilities:

Working capital changes	2,078,605	(2,333,130)

Net cash used in operating activities	(6,309,778)	(10,397,019)

Investing:
Purchase of property and equipment	(775,365)	(279,277)
Net cash (used in) provided by investing activities	(775,365)	(279,277)

Financing:
Proceeds from issuance of stock	8,346,550	4,330,295
Dividends	(484,504)	-
Principal repayments of notes payable	(569,790)	(482,585)
Net cash provided by financing activities	7,292,256	3,847,710

Change in cash, cash equivalents and restricted cash	207,113	(6,828,586)
Cash, cash equivalents, and restricted cash at beginning of period	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of period	$15,707,608	$15,601,667

The changes in working capital, net are primarily attributable to timing differences in accounts receivable, accounts payable related to operations and deferred revenues.

Dividends are related to the Series A and A-1 Preferred Stock initially issued in October 2024.

Going Concern

The Company’s liquidity sources include $15.7 million in cash and cash equivalents, including restricted cash of $2.8 million held for long-term purposes, and $8.6 million of working capital deficit as of June 30, 2025. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $6.3 million and $10.4 million during the six months ended June 30, 2025, and 2024, respectively. The Company has also generated net cash provided by financing activities of $7.3 million and $3.8 million during the six months ended June 30, 2025, and 2024, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

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

	For the three months ended June 30,		For the six months ended June 30
	2025	2024	2025	2024
Net loss	$(8,826,929)	$(7,462,949)	$(17,879,057)	$(17,139,150)
Share-based payments	3,612,364	2,775,906	6,653,521	6,070,935
Interest expense	1,305,816	1,227,650	2,644,919	2,015,504
Depreciation, amortization	1,272,337	1,338,779	2,280,154	2,399,350
EBITDA, as adjusted	$(2,636,412)	$(2,120,614)	$(6,300,463)	$(6,653,361)

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2025, and December 31, 2024, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be adversely impacted by monetary and trade policies.

Monetary and trade policies impact in varying degrees our industry market participants ( from manufacturer to user). The reaction(s) by the market participants to such policies or changes in policies may impact our operations. While all market participants react to such policies, very few economists have been able to accurately forecast the short-term impact of the trade policies in particular. Relatively high interest rates and rapidly changing trade policies and postures create different reactions from the market participants. For the most part so far, our manufacturers have substantially reduced their prices to offset the increased tariffs related to the products we market. Also, a significant portion of the products we market are manufactured in the United States. The Chinese manufacturers we use are all looking at alternatives to move away their production from China. Some of the third-party manufacturers we use are located in countries which are not severely impacted by the trade policies postures. We are also looking at repatriating the manufacturing of certain components and assembly of our smart and advanced products to the United States. Accordingly, with a few exceptions, we do not believe that there will be increased pressure from customer demands to reduce our gross profit per unit. There are no guarantees that it will remain so. Changing trade policies and reactions by market participants are impossible to predict at this point. We believe that the macroeconomic conditions in the United States will improve once interest rates are lowered and trade policies are effective and predictable. Impact from the monetary and trade policies, such as tariffs, increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if tariffs are significantly increased and are not absorbed by the manufacturers). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2025 that were not previously reported in a Current Report on Form 8-K, with the exception of the following:

We issued 100,000 shares of our common stock to a contractor, warrants exercisable for up to 64,750 shares of our common stock to the placement agent for certain offerings of Series A-1 Preferred Stock, and we extended the period under which notes holders aggregating $3,117,408 can convert such notes into shares of our common stock from May 2025 to January 2026.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1-April 30, 2025	—	$—	—	—
May 1-May 31, 2025	70,683	1.44	—	—
June 1-June 30, 2025	—	—	—	—
Total	70,683	$1.44	—	—

(1) Includes shares repurchased to satisfy tax withholding obligations due upon the vesting of certain restricted stock held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program. Excludes shares repurchased to settle tax withholdings related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2+	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.8	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective May 2, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025).
3.9	Third Amended and Restated Bylaws of the Company (effective March 21, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2025).
10.1+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated March 11, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025).
10.2+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated April 7, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).
10.3	Form of Amendment No.1 to SKYX Platforms Corp Convertible Promissory Note (effective June 30, 2025) (furnished herewith)
31.1	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX PLATFORMS CORP.

Date:	August 12, 2025	By:	/s/ John P. Campi
John P. Campi, Co- Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2025	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2025	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

