Form 10-Q
period 2025-09-30
SKYX Platforms Corp.
filed 2025-11-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 113,749,372 shares of common stock, no par value per share, issued and outstanding.

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,829,739	$12,639,441
Restricted cash	-	-
Accounts receivable	3,155,426	2,415,314
Inventory, net	3,716,758	3,785,346
Deferred cost of revenues	-	223,214
Prepaid expenses and other assets	1,736,273	1,311,135
Total current assets	16,438,196	20,374,450

Long-term assets:
Property and equipment, net	354,191	545,333
Restricted cash	2,050,000	2,861,054
Right of use assets	18,088,768	19,750,030
Intangibles, definite life	5,121,008	5,994,373
Goodwill	16,157,000	16,157,000
Other assets	205,021	204,807
Total long term assets	41,975,988	45,512,597

Total assets	$58,414,184	$65,887,047

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$14,844,370	$13,235,221
Notes payable, current	488,605	4,011,168
Operating lease liabilities	2,547,608	2,350,868
Royalty obligations	750,000	800,000
Deferred revenues	2,772,112	1,495,846
Convertible notes related parties	950,000	950,000
Convertible notes	2,810,261	3,292,408
Total current liabilities	25,162,956	26,135,511

Long term liabilities
Long term accounts payable	885,188	1,044,708
Notes payable	145,022	504,129
Operating lease liabilities	18,451,841	20,376,498
Royalty obligations	650,000	900,000
Convertible notes	11,958,270	7,872,773
Total long-term liabilities	32,090,321	30,698,108

Total liabilities	57,253,277	56,833,619
Mezzanine equity
Series A Preferred Stock-shares authorized 400,000, outstanding 200,000 and 200,000	5,000,000	5,000,000
Stockholders’ Equity (Deficit):
Series A-1 Preferred Stock-shares authorized 480,000, outstanding 374,000 and 240,000	9,174,167	6,000,000
Common stock and additional paid-in-capital: shares authorized 500,000,000 outstanding 112,666,177 and 103,358,975	195,040,922	179,837,253
Accumulated deficit	(208,054,182)	(181,783,825)
Total stockholders’ equity (deficit)	(3,839,093)	4,053,428

Total Liabilities and Stockholders’ Equity (Deficit)	$58,414,184	$65,887,047

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the three-months ended September 30,		For the nine-months ended September 30,
	2025	2024	2025	2024

Revenue	$23,891,537	$22,168,919	$67,067,130	$62,592,888

Operating expenses
Cost of revenues	16,323,277	15,327,319	46,790,251	43,596,611
Selling and marketing expenses	6,099,700	6,275,742	19,112,137	19,074,266
General and administrative expenses	8,232,178	8,171,293	23,162,498	22,651,096
Total expenses, net	30,655,155	29,774,354	89,064,886	85,321,973

Loss from operations	(6,763,618)	(7,605,435)	(21,997,756)	(22,729,085)
Other expense
Interest expense - related party	18,146	17,946	53,842	53,838
Interest expense, net	834,162	997,925	3,443,385	2,977,533

Total other expense, net	852,308	1,015,871	3,497,227	3,031,371

Net loss	(7,615,926)	(8,621,306)	(25,494,983)	(25,760,456)

Preferred dividends - related party	10,000	-	30,000	-
Preferred dividends	277,000	-	745,374	-
Net loss attributed to common stockholders	$(7,902,926)	$(8,621,306)	$(26,270,357)	$(25,760,456)

Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.24)	$(0.25)

Weighted average number of common shares outstanding – basic and diluted	112,021,945	103,507,590	107,190,510	101,481,416

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the three-months ended September 30,		For the nine-months ended September 30,
	2025	2024	2025	2024

Shares of preferred stock ( Series A-1)
Balance, beginning of period	374,000	-	240,000	-
Preferred stock Conversion to common	-	-	(20,000)	-
Preferred stock issued pursuant to offerings	-	-	154,000	-
Balance, end of period	374,000	-	374,000	-

Preferred stock ( Series A-1)
Balance, beginning of period	$9,174,167	$-	$6,000,000	$-
Preferred stock Conversion to common	-	-	(500,000)	-
Preferred stock issued pursuant to offerings	-	-	3,674,167	-
Balance, end of period	$9,174,167	$-	$9,174,167	$-

Shares of common stock
Balance, beginning of period	110,781,191	101,249,700	103,358,975	93,473,433
Common stock issued pursuant to offerings	-	-	3,875,013	3,535,067
Common stock issued pursuant to acquisition	-	-	-	1,853,421
Common stock issued pursuant to conversion of preferred stock	-	-	251,935	-
Common stock issued pursuant to exercise of options	-	128,023	-	128,023
Common stock issued pursuant to services	1,884,986	1,008,136	5,180,254	3,395,915
Balance, end of period	112,666,177	102,385,859	112,666,177	102,385,859

Common stock and paid-in capital
Balance, beginning of period	$191,667,028	$172,426,254	$179,837,253	$162,025,024
Common stock issued pursuant to offerings	-	-	4,672,383	4,330,295
Common stock issued pursuant to acquisition	-	-	-	-
Common stock issued pursuant to conversion of preferred stock	-	-	500,000	-
Common stock issued pursuant to dividends	-	-	3,870	-
Common stock issued pursuant to exercise of options	-	7,500	-	7,500
Common stock issued pursuant to services	3,373,894	2,964,286	10,027,416	9,035,221
Balance, end of period	$195,040,922	$175,398,040	$195,040,922	$175,398,040

Accumulated Deficit
Balance, beginning of period	$(200,151,256)	$(162,942,164)	$(181,783,825)	$(145,803,014)
Preferred dividends	(287,000)	-	(775,374)	-
Net loss	(7,615,926)	(8,621,306)	(25,494,983)	(25,760,456)
Balance, end of period	$(208,054,182)	$(171,563,470)	$(208,054,182)	$(171,563,470)

Total Stockholders’ Equity (Deficit)	$(3,839,093)	$3,834,570	$(3,839,093)	$3,834,570

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine-months ended September 30,
	2025	2024
Operations:
Net loss	$(25,494,983)	$(25,760,456)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,585,817	3,125,903
Amortization of debt discount	835,497	933,476
Impairment of intangible assets	-	1,118,750
Non-cash equity-based compensation expense	10,027,416	9,035,220

Change in operating assets and liabilities
Inventory	68,588	(1,112,378)
Accounts receivable	(740,112)	459,289
Prepaid expenses and other assets	(425,355)	(318,878)
Deferred charges	223,214	(84,463)
Deferred revenues	1,276,266	632,832
Operating lease liabilities	(1,727,917)	(1,636,374)
Royalty obligation	(300,000)	(400,000)
Accounts payable and accrued expenses	1,375,295	1,805,631
Consideration payable	-	(750,000)
Net cash used in operating activities	(11,296,274)	(12,951,448)

Investing:
Purchase of property and equipment	(860,045)	(536,014)
Net cash used in investing activities	(860,045)	(536,014)

Financing:
Proceeds from issuance of common stock - offerings	4,809,148	4,426,221
Placement cost	(312,598)	(88,426)
Dividends paid	(697,171)	-
Proceeds from line of credit	-	120,687
Proceeds from anticipated issuance of preferred stock	-	1,800,000
Proceeds from anticipated issuance of preferred stock-related parties	-	500,000
Proceeds from issuance of preferred stocks	3,850,000	-
Proceeds from issuance of convertible notes	3,250,000	-
Principal repayments of notes payable	(4,363,816)	(2,652,504)
Net cash provided by financing activities	6,535,563	4,105,978

Change in cash and cash equivalents, and restricted cash	(5,620,756)	(9,381,484)
Cash, cash equivalents and restricted cash at beginning of the period	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of period	$9,879,739	$13,048,769

Cash paid during period for:
Interest	$3,147,227	$1,161,304
Taxes	-	-
Supplementary disclosure of non-cash financing activities:
Preferred stock conversion to common	$(500,000)	$-
Substitution of royalty payable to convertible note	-	1,000,000
Substitution of consideration payable to convertible note	-	3,117,408
Right-of-use assets and operating lease liabilities	-	662,698

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

Since April 2023, the Company also markets home lighting, ceiling fans and other home furnishings from third parties.

Going Concern

●	The Company’s liquidity sources include $9.8 million in cash and cash equivalents, including restricted cash of $2.1 million held for long-term purposes, and $8.7 million of working capital deficit as of September 30, 2025. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $11.3 million and $13.0 million during the nine months ended September 30, 2025 and 2024, respectively. The Company has also generated net cash provided by financing activities of $6.5 million and $4.1 million during the nine months ended September 30, 2025 and 2024, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for additional disclosures and accounting policies.

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

Basis of Consolidation

The consolidated financial statements include the results of the Company and all its subsidiaries, including SQL Lighting and Fans LLC, Belami, Inc., BEC, CA 1, Inc. (through December 31, 2024), BEC CA 2, LLC, Luna BEC ( through December 31, 2024), Inc., and Confero Group LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company’s cash composition was as follows:

	September 30, 2025	December 31, 2024

Cash and cash equivalents	$7,829,739	$12,639,441
Restricted cash	2,050,000	2,861,054
Total cash, cash equivalents and restricted cash	$9,879,739	$15,500,495

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2023 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.1 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively.

Customer Contracts Balances

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. The Company’s allowance for doubtful accounts was $22,668 and $12,147 as of September 30, 2025 and December 31, 2024, respectively.

The Company determines an allowance for sales returns based upon historical experience. The Company’s allowance for sales returns was $107,502 and $242,515, as of September 30, 2025, and December 31, 2024, respectively, and is recorded as accrued expenses in the accompanying consolidated financial statements.

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

Inventory

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand. The Company’s inventory composition was as follows:

	September 30, 2025	December 31, 2024
Inventory, component parts	$1,964,280	$1,901,922
Inventory, finished goods	3,052,478	3,183,424
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$3,716,758	$3,785,346

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the nine months ended September 30, 2025 and 2024, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on September 30, 2025, and 2024:

	September 30, 2025	September 30, 2024
Stock warrants	1,588,417	1,817,523
Stock options	33,003,655	35,832,641
Unvested restricted stock	5,243,401	4,853,919
Convertible notes	10,178,566	6,475,709
Preferred stock	11,958,331	-
Total	$61,972,370	$48,979,792

Reclassification

For comparability, reclassifications of certain prior-year balances were made to conform with current-year presentations, such as costs of internal-use software reclassified as intangible assets which were previously included in property and equipment.

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

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Equipment and furniture	$946,926	$924,627
Leasehold improvements	360,003	360,003
Total	1,306,929	1,284,630
Less: accumulated depreciation	(952,738)	(739,297)
Total, net	$354,191	$545,333

Depreciation expense amounted to $213,441 and $68,022 as of September 30, 2025, and December 31, 2024.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		September 30, 2025			December 31, 2024
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(1,553,571)	$2,946,429	$4,500,000	$(1,071,428)	$3,428,572
E-commerce technology platforms	1 - 4	3,042,408	(1,427,819)	1,614,589	2,204,660	(243,744)	1,960,916
Patents and other	15	931,831	(371,841)	559,990	931,831	(326,946)	604,885
		$8,474,239	$(3,353,231)	$5,121,008	$7,636,491	$(1,642,118)	$5,994,373

Amortization expense on intangible assets amounted to $1,711,113 and $1,213,389 for the nine months ended September 30, 2025 and 2024, respectively.

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended September 30:
2026	$1,796,662
2027	2,123,359
2028	1,410,918
2029	702,185
2030	486,336
2031	54,867

NOTE 5 DEBTS

The following table presents the components of debt as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024	APR on September 30, 2025	Maturity	Collateral
Convertible Notes (b,c,d)	$18,360,261	$15,592,408	0.00 – 10.00%	September 2023- October 2030	Substantially all Company assets
Notes payable to financial institutions and others (a)	633,627	4,515,297	3.75-8.5%	August 2025- November 2052	Substantially all Company assets

Total	$18,993,888	$20,107,705
Unamortized debt discount	(2,641,730)	(3,477,227)
Debt, net of unamortized debt discount	$16,352,158	$16,630,478

	For the nine-months ended September 30,
	2025	2024

Interest expense	$1,195,591	$2,061,236

As of September 30, 2025, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended September 30, 2026	$4,252,573
Twelve months ended September 30, 2027	1,003,847
Twelve months ended September 30, 2028	3,994
Twelve months ended September 30, 2029	4,147
Twelve months ended September 30, 2030 and thereafter	13,729,327
Total	$18,993,888

(a)	The unpaid principal bears annual interest at the Wall Street Journal prime rate plus 1.75% per year.

(b)	Included in Convertible Notes are loans provided to the Company from two directors and a former officer. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, one of the convertible promissory note of $600,000 payable to a director matured in 2023, and the other remaining convertible promissory notes matured in May 2025, bear interest at an annual rate of 6% through December 2023 and 10% thereafter, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the notes are convertible at the option of the holder into shares of common stock at a conversion price ranging from $3 to $15 per share.

During 2023, the Company issued convertible promissory notes. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.7 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $835,497 and $835,497 as amortized debt discount during the nine-months ended September 30, 2025, and 2024, respectively, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations. Only the convertible promissory notes issued during fiscal 2023 are secured by substantially all of the assets of the Company.

(c)	On March 29, 2024, and as amended in June 2025, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the Belami stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,909 in cash due to the sellers in monthly principal and interest payments of $300,000 beginning in July 2025 until fully paid in January 2026. The notes are convertible at $3 per share of common stock.

Additionally, the convertible promissory notes include a $1 million note payable to GE issued in April 2024. The convertible note is due in April 2027, does not bear interest and is convertible at a price of $1.07 per share.

(d)	On September 2, 2025, the Company generated proceeds of $3.2 million by consolidating certain previously issued convertible promissory notes which amounted to $2.8 million, now aggregating $6.0 million after closing. The notes are convertible at a rate of $1.20 per share of the Company’s common stock.

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

The following table outlines the total lease cost for the Company’s operating leases as well as weighed average information for these leases as of September 30, 2025, and 2024 respectively:

	Nine-months ended September 30,
	2025	2024
Cash paid for operating lease liabilities	$1,727,917	$1,636,374
Rights-of-use obtained in exchange for new operating lease liabilities	-	662,696
Fixed rent payments	2,352,121	2,703,789
Lease - Depreciation expense	$1,492,994	$1,580,160
Weighted-average discount rate	6.48%	6.48%
Weighted-average remaining lease term (in months)	53	96

Minimum Lease obligation
Twelve months ended September 30, 2026	$2,547,608
Twelve months ended September 30, 2027	2,361,250
Twelve months ended September 30, 2028	2,408,229
Twelve months ended September 30, 2029	2,667,734
Twelve months ended September 30, 2030, and thereafter	11,014,628
Total	$20,999,449

NOTE 7 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $1.4 million to GE pursuant to the license agreement as of September 30, 2025. The payments associated with this debt are payable in quarterly tranches aggregating $0.1 million during the remainder of 2025 and $1.3 million in 2026.

The Company owed an additional amount of $1.4 million pursuant to its agreements with GE. During April 2024, GE and the Company agreed to reduce such additional amount by $400,000 in exchange for the issuance of a convertible promissory note of $1 million.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued interest, convertible notes	$885,188	$1,044,708
Accrued dividends	287,000	212,667
Trade payables	13,111,750	10,043,423
Accrued compensation	1,445,620	2,979,131
Total	$15,729,558	$14,279,929

NOTE 9 RELATED PARTY TRANSACTIONS

Convertible Notes

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s then Co-Chief Executive Officers. The outstanding principal on the convertible promissory notes, associated with related parties was $950,000 as of September 30, 2025, and December 31, 2024, and accrued interest of $205,742 and $151,900 as of September 30, 2025, and December 31, 2024, respectively. Interest expense to related parties amounted to $53,840 during the nine months ended September 30, 2025 and 2024, respectively.

Preferred Stock Dividends

The Company paid and declared dividends to related parties (a director and officer and two officers) amounting to $30,000 during the nine months ended September 30, 2025.

NOTE 10 STOCKHOLDERS’ EQUITY (DEFICIT)

(A) Common Stock

The Company issued the following common stock during the nine months ended September 30, 2025, and 2024:

Transaction Type	Shares Issued	Valuation	Average Value Per Share
2025 Equity Transactions
Common stock issued, pursuant to services provided	5,180,254	$10,027,416	$1.94
Common stock issued pursuant to stock at the market offering, net	3,875,013	4,672,383	1.21
Common stock issued pursuant to conversion of preferred stock and related dividends	251,935	500,000	1.98

2024 Equity Transactions
Common stock issued, pursuant to services provided	3,395,915	$9,035,221	$ 0.82 - 1.78
Common stock issued pursuant to stock at the market offering, net	3,535,067	4,330,295	0.95 - 1.64
Common stock issued pursuant to exercise of options, net	128,023	7,500	0.10
Common stock issued pursuant to acquisition (1)	1,853,421	-	-

(1)	Common stock issued pursuant to acquisition consists of shares issued in April 2024 pursuant to the Belami acquisition. The value of the shares issued in April 2024 was reflected in the common stock and additional paid-in capital at the date of acquisition in 2023.

(B) Preferred Stock Series A-1

The following is a summary of the Company’s Preferred Stock A-1 activity during the nine months ended September 30, 2025:

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Series A-1 Balance at January 1, 2025	240,000	$6,000,000	$25
Issuance	154,000	3,674,167	25
Conversion to common stock	(20,000)	(500,000)	25
Preferred Stock Series A-1 Balance at September 30, 2025	374,000	$9,174,167	$25

During May 2025, the Company increased the authorized amount of shares of Series A-1 Preferred Stock to 480,000 shares. In March 2025 a holder converted 20,000 Preferred stocks Series A-1 into shares of common stock, within terms.

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

(C) Stock Options and Restricted Stock

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2025 and 2024:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Life	Intrinsic
Options	Shares	Exercise Price	(In Years)	Value
Outstanding, January 1, 2025	32,493,392	$7.29	-	$1,522,540
Granted	3,393,030	1.22	-	-
Forfeited	(2,882,767)	7.64	-	-
Outstanding, September 30, 2025	33,003,655	$6.54	1.99	$1,596,940

Exercisable, September 30, 2025	13,569,702	$3.91	2.04	$1,442,256

Outstanding, January 1, 2024	35,805,976	$7.33	-	$740,820
Exercised	210,000	$0.10	-	$-
Granted	2,598,500	1.20	-	-
Forfeited	(2,436,835)	4.80	-	-
Outstanding, September 30, 2024	35,832,641	$7.08	2.33	$639,840

Exercisable, September 30, 2024	12,996,349	$4.31	2.05	$639,840

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
	Range	Range

Stock price	$1.26 - 1.44	$0.90 - 1.63
Exercise price	$1.26 - 1.44	$0.90 - 1.63
Expected life (in years)	2.50 - 3.47 yrs.	2.50 - 4 yrs.
Volatility	102.00 – 102.29%	36.70 – 96.50%
Risk-fee interest rate	3.95 - 4.02%	3.50 - 4.62%
Dividend yield	-	-

Prior to the second quarter of 2025, the Company did not have historical stock prices that could be reliably determined for a period that is at least equal to the expected terms of its options. The expected options terms, which were calculated using the plain vanilla method, are 3.5 years, and its historical period was 3 years. The Company relied on the expected volatility of comparable peer-group publicly traded companies within its industry sector, to supplement the Company’s historical data for the period of the expected terms of the options that exceeded the period of the Company’s historical volatility data. As of May 1, 2025, the Company uses its historical stock prices to determine its expected volatility.

A summary of the Company’s non-vested restricted stock units and awards (“RSUA”) during nine months ended September 30, 2025 and 2024 are follows:

		Weighted
		Average Grant
	Shares	Due Fair Value
Non-vested restricted stock units, January 1, 2025	6,278,370	$2.65
Granted	5,478,166	1.21
Vested	(5,402,033)	1.65
Forfeited	(1,111,102)	5.59
Non-vested restricted stock units, September 30, 2025	5,243,401	$1.56

Non-vested restricted stock units, January 1, 2024	4,919,702	$4.21
Granted	3,789,980	0.69
Vested	(3,681,925)	2.33
Forfeited	(173,838)	2.88
Non-vested restricted stock units on September 30, 2024	4,853,919	$2.93

The weighted-average remaining contractual life of the stock options and restricted units as of September 30, 2025, is 1.1 years.

RSUA give the right to receive one share of the Company’s common stock. RSUAs that vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSUA awards is expensed on a straight-line basis over the vesting period.

The Company recognized compensation expenses of $ 8,038,763, and $7,168,301, respectively, related to RSUs and RSAs during the nine-month periods ending September 30, 2025 and 2024, respectively. The Company recognized compensation expenses of $ 1,988,444 and $1,866,919, respectively, related to stock options during the nine-month periods ending September 30, 2025 and 2024, respectively.

The options and RSUAs are granted to the Company’s employees, board members, and certain consultants. There is no difference in characteristics of the awards other than the stock options have to be exercised and restricted awards and units do not. The vesting of the options, restricted stock units or awards is based on the requisite service period of the employees and the non-employee’s vesting period is generally based on a period of up to six years. The maximum contractual term of the options is up to 5 years. The number of shares available for grant of options, and restricted stock units or awards amounts to 12,981,386 at September 30, 2025.

Unamortized future stock-based compensation expense was $7.5 million as of September 30, 2025.

(D) Warrants

The following is a summary of the Company’s warrant activity during nine months ended September 30, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2025	1,523,667	$4.30
Issued	64,750	1.20
Exercised	-	-
Forfeited	-	-
Balance, September 30, 2025	1,588,417	$5.50

Balance, January 1, 2024	2,063,522	$5.76
Issued	-	-
Exercised	-	-
Forfeited	(245,999)	9.94
Balance, September 30, 2024	1,817,523	$5.25

During nine months ended September 30, 2025 and 2024, the Company did not issue any warrants except for warrants issued to a placement agent in connection with its Series A -1 Preferred offerings in the second quarter of 2025.

NOTE 11 CONCENTRATIONS OF RISKS AND SEGMENT

Major Customers and Accounts Receivable

The Company had no customers whose accounts receivable or revenue individually represented 10% or more of the Company’s total accounts receivable or revenue as of and during nine months ended September 30, 2025 and 2024. The Company had two and three third party payors representing 51% and 54% of the Company’s total accounts receivable as of September 30, 2025 and December 31, 2024, respectively.

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

Segment

The Company operates in one segment: advanced-safe-smart technologies and related products. The Company used the following factors to identify segments, which include the basis of organization and the relative similarities in types of product offerings. The chief operating decision maker consists of a team comprised of the Company’s Executive Chairman and its Chief Executive Officer. The total assets of the segments amount to the Company’s consolidated assets. Long-lived assets, which consists of property and equipment and right of use assets are located in the United States.

The Company has concluded that consolidated net income or loss is the measure of segment profitability. The following is a reconciliation of the Company’s revenues from external customers and consolidated revenues and the consolidated and segment loss, including significant segment expenses.

	For the nine-months ended September 30,
	2025	2024
Revenues from external customers and consolidated revenues	$67,067,130	$62,592,888

Cost of revenues	46,790,251	43,596,611
Compensation costs, excluding share-based payments	7,656,246	7,238,615
Share-based payments	10,027,416	9,035,220
Marketing programs	14,741,217	13,949,692
Professional fees, excluding share-based payments	5,010,368	5,844,434
Depreciation, amortization, and impairment of intangibles	3,417,548	4,244,653
Other operating expenses	1,421,840	1,412,745
Total operating expenses, net	$89,064,886	$85,321,970

Other expenses
Amortization of debt discount	835,497	835,497
Interest expense, net	2,661,730	2,195,877

Net loss	$(25,494,983)	$(25,760,456)

NOTE 12 SUBSEQUENT EVENTS

Management has evaluated subsequent events since September 30, 2025, through the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following:

During October 2025, the Company generated proceeds of $2.0 million consolidating certain previously issued convertible promissory notes which amounted to $7.6 million, now aggregating $9.6 million after closing. The consolidated convertible promissory notes mature in October 2030 and bear interest at an annual rate of 10%.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged in to a ceiling’s electrical outlet box within seconds and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hard wired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced, safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control connections. The SkyHome App allows scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform (the “Smart Sky Platform”) that is designed to enhance all-around safety and lifestyle of homes and other buildings. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2026. Our products are designed to improve all around home and building safety and lifestyle. We expect to manufacture the additional product offerings within the next three months. We hold 100 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformité Européenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Monetary and trade policies impact in varying degrees our industry market participants (from manufacturer to user). The reaction(s) by the market participants to such policies or changes in policies may impact on our operations. Those policies, such as tariffs, increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that monetary and trade policies have had a material impact on our financial position or results of operations to date, we may experience some effect in the near future as we continue to navigate changes in such policies. In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

Recent Developments

During September and October 2025, we generated proceeds of $5.2 million pursuant to the issuance of convertible promissory notes with existing investors. The notes bear interest at 10% and mature in September and October 2030.

In March 2024 and as amended in June 2025, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the stock purchase agreement for the acquisition of Belami. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,909 initially due to the sellers in April 2024. The Seller Notes bear annual interest at 10%, with aggregate principal and interest monthly payments of $300,000 effective July 1, 2025 until fully paid in January 2026. The outstanding obligation can be converted by the holders into shares of our common stock at any time at $3 per share of our common stock.

During the second quarter of 2023, we began our at the market offering (“ATM”) pursuant to which we may sell up to $20 million of shares of our common stock.

Between October 2024 and May 2025, the Company issued shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock which generated proceeds of $14.2 million.

Results of Operations

Comparison of the three and nine months ended September 30, 2025

	For the three-months ended September 30,		Increase/	Increase/ (Decrease)	For the nine-months ended September 30,		Increase/	Increase/ (Decrease)
	2025	2024	(Decrease)%		2025	2024	(Decrease)%
Revenue	$23,891,537	$22,168,919	$1,722,618	7.8	$67,067,130	$62,592,888	$4,474,242	7.1

Cost of revenues	16,323,277	15,327,319	995,958	6.5	46,790,251	43,596,611	3,193,640	7.3
Selling and marketing expenses	6,099,700	6,275,742	(176,042)	(2.8)	19,112,137	19,074,266	37,871	0.2
General and administrative expenses	8,232,178	8,171,293	60,885	0.7	23,162,498	22,651,096	511,402	2.3
Total expenses	$30,655,155	$29,774,354	$880,801	3.0	$89,064,886	$85,321,973	$3,742,913	4.4
Operating loss	$(6,763,618)	$(7,605,435)	$841,817	(11.1)	$(21,997,756)	$(22,729,085)	$731,329	(3.2)
Other expense
Interest expense, net	852,308	1,015,871	(163,563)	(16.1)	3,497,227	3,031,371	465,856	15.4
Total other expense, net	$852,308	$1,015,871	$(163,563)	(16.1)	$3,497,227	$3,031,371	$465,856	15.4

Net loss	$(7,615,926)	$(8,621,306)	$1,005,380	(11.7)	$(25,494,983)	$(25,760,456)	$265,473	(1.0)

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

We believe that our selling and marketing expenses in 2025 will remain relatively unchanged compared to 2024.

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

We believe that our general and administrative expenses in 2025 will remain relatively unchanged compared to 2024.

Interest Expense

The change in interest expense resulted primarily from greater interest charges related to increased interest-bearing weighted average debt in the first half of 2025 when compared to the prior year periods and lower interest-bearing weighted average debt during the third quarter of 2025. .

Liquidity and Capital Resources

As of September 30, 2025, and December 31, 2024, we had $9.8 million and $15.5 million in cash, cash equivalents, and restricted cash, respectively.

We have raised additional funds through the sale of our common stock for gross proceeds of $ 4.8 million pursuant to placements and offerings during the nine-month period ended September 30, 2025. Since October 2024, we generated proceeds of $14.2 million by issuing shares of our Preferred Series A and A-1 stock.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the three- months ended September 30, 2025, we did not issue shares of common stock under such program. From inception through September 30, 2025, we issued 11,769,912 shares of common stock under such a program for net proceeds of $18,467,362 (gross proceeds of $19,223,613, net of brokerage fees and legal fees of $ 756,251). As of September 30, 2025, the remaining amount to be used under the ATM offering program is $776,387. The remaining amount to be used as of September 30, 2025 is equivalent to $940,000, as disclosed as of June 30, 2025, adjusted for certain recharacterized gross proceeds from 2023.

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

We owe approximately $18.5 million under fixed rate obligations as of September 30, 2025. In addition, we owe GE certain minimum royalty payments under a license agreement and other accrued expenses which amounted to $1.4 million as of September 30, 2025.

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our negative working capital, which consists of accounts receivable, inventory, net of trades and compensation payable, amounted to $8.7 million and $11.7 million as of September 30, 2025, and 2024 respectively.

Please see below a summary of the primary components of our cash used in or provided by operating, investing, and financing activities during the nine months ended September 30, 2025 and 2024:

	For the nine-months ended September 30,
	2025	2024
Operations:
Net loss	$(25,494,983)	$(25,760,456)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,585,817	3,125,903
Amortization of debt discount	835,497	933,476
Impairment of intangible assets	-	1,118,750
Non-cash equity-based compensation expense	10,027,416	9,035,220
Change in operating assets and liabilities
Working capital changes	(250,021)	(1,404,341)

Net cash used in operating activities	(11,296,274)	(12,951,448)

Investing:
Purchase of property and equipment	(860,045)	(536,014)
Net cash used in investing activities	(860,045)	(536,014)

Financing:
Proceeds from issuance of stock	8,346,550	6,637,795
Dividends paid	(697,171)	-
Proceeds from line of credit	-	120,687
Proceeds from issuance of convertible notes	3,250,000
Principal repayments of notes payable	(4,363,816)	(2,652,504)
Net cash provided by financing activities	6,535,563	4,105,978

Change in cash and cash equivalents, and restricted cash	(5,620,756)	(9,381,484)
Cash, cash equivalents and restricted cash at beginning of the period	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of period	$9,879,739	$13,048,769

The changes in working capital, net are primarily attributable to timing differences in accounts receivable, accounts payable related to operations and deferred revenues.

Dividends are related to the Series A and A-1 Preferred Stock initially issued in October 2024.

Going Concern

The Company’s liquidity sources include $9.8 million in cash and cash equivalents, including restricted cash of $2.1 million held for long-term purposes, and $8.7 million of working capital deficit as of September 30, 2025. The Company has a history of recurring operating losses, and its net cash used in operating activities amounted to $11.3 million and $13.0 million during the nine months ended September 30, 2025 and 2024, respectively. The Company has also generated net cash provided by financing activities of $6.5 million and $4.1 million during the nine months ended September 30, 2025 and 2024, respectively. Accordingly, the Company’s management cannot ascertain that there is no substantial doubt that it will be able to meet its obligations as they become due within one year after the date that its financial statements are issued.

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

	For the three-months ended September 30,		For the nine-months ended September 30,
	2025	2024	2025	2024

Net loss	$(7,615,926)	$(8,621,306)	$(25,494,983)	$(25,760,456)
Share-based payments	3,373,894	2,964,286	10,027,416	9,035,221
Interest expense	852,308	1,015,871	3,497,227	3,031,371
Impairment	-	1,118,750	-	1,118,750
Depreciation, amortization	1,137,394	928,794	3,417,548	3,125,903
EBITDA, as adjusted	$(2,252,330)	$(2,593,605)	$(8,552,792)	$(9,449,211)

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2025, and December 31, 2024, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

Stock-based compensation is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model based on projections of various potential future outcomes and recognized over the period in which the award vests. For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination. The stock-based compensation expense is included in general and administrative expenses.

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

As of the end of the period covered by this report, management, including our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officers and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-Q, we are not a party to any material legal matters or claims. Legal proceedings are inherently uncertain, and the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

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

Monetary and trade policies impact in varying degrees our industry market participants (from manufacturer to user). The reaction(s) by the market participants to such policies or changes in policies may impact our operations. While all market participants react to such policies, very few economists have been able to accurately forecast the short-term impact of the trade policies in particular. Relatively high interest rates and rapidly changing trade policies and postures create different reactions from the market participants. For the most part so far, our manufacturers have substantially reduced their prices to offset the increased tariffs related to the products we market. Also, a significant portion of the products we market are manufactured in the United States. The Chinese manufacturers we use are all looking at alternatives to move away their production from China. Some of the third-party manufacturers we use are located in countries which are not severely impacted by the trade policies postures. We are also looking at repatriating the manufacturing of certain components and assembly of our smart and advanced products to the United States. Accordingly, with a few exceptions, we do not believe that there will be increased pressure from customer demands to reduce our gross profit per unit. There are no guarantees that it will remain so. Changing trade policies and reactions by market participants are impossible to predict at this point. We believe that the macroeconomic conditions in the United States will improve once interest rates are lowered and trade policies are effective and predictable. Impact from the monetary and trade policies, such as tariffs, increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if tariffs are significantly increased and are not absorbed by the manufacturers). In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2025 that were not previously reported in a Current Report on Form 8-K, with the exception of the following:

We issued an aggregate of 19,840 shares to a services provider in exchange for certain services performed, which shares are subject to certain time and/or performance based vesting conditions.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the third quarter of 2025, excluding shares repurchased to settle tax withholdings related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2+	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.8	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective May 2, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025).
3.9	Third Amended and Restated Bylaws of the Company (effective March 21, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2025).
10.1	Subordinated Secured Promissory Note, dated September 2, 2025 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025).
10.2+	Securities Purchase Agreement, dated September 2, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025).
10.3	Form of Subordinated Secured Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.4	Form of Amendment No. 1 to Subordinated Secured Promissory Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.5+	Form of Securities Purchase Agreement, dated October 17, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SKYX PLATFORMS CORP.

Date:	November 12, 2025	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Chief Executive Officer and Director

(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

