Form 10-K
period 2025-12-31
SKYX Platforms Corp.
filed 2026-03-26
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $87,129,729 based on the closing price as reported on The Nasdaq Stock Market LLC as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 18, 2026, the registrant had 133,281,119 shares of common stock, no par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) of SKYX Platforms Corp. (the “Company,” “Sky Technologies,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors, many of which have outcomes that are difficult to predict and may be outside our control, which may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale taxes;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations such as trade and monetary policies, geopolitical conflicts, including conflicts in the Middle East and potentially deteriorating relationships with China, trade barriers or restrictions, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our or our third-party vendors’ information systems, including our cloud-based infrastructure;
●	risks related to our use of artificial intelligence capabilities in our product offerings, including operational and reputational risks;
●	the potential impact of widespread outages, interruptions, or other failures of operational, communication, and other systems;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock;
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

●	We have a history of operating losses, will likely incur losses in the future and may be unable to generate sufficient revenue to support our operations.
●	If we are unable to successfully launch our smart products and technologies as planned, integrate them with third-party products and technologies, further develop them to include new features and to respond to customer demands, or otherwise are unable to realize our product strategy or compete in our industry, our business, results of operations and financial condition would be adversely affected.
●	If we are unable to successfully manage and grow Belami’s e-commerce operations, or if global economic conditions and the effect of economic pressures and other business factors negatively impact discretionary consumer spending, our business, results of operations and financial condition would be adversely affected.
●	Our success depends on our ability to develop, expand and manage our operations and effectively and timely develop and implement our strategic business initiatives, which may include engaging in strategic transactions, including acquisitions, and involve substantial risks.
●	We may need to raise additional financing to support our operations, and any inability to do so may adversely affect or terminate our operations. We also face risks related to our current debt financing.
●	We depend on a limited number of third-party manufacturers and suppliers.
●	We face substantial risks relating to the intellectual property we rely upon, including any inability to protect our intellectual property and maintain rights to use intellectual property owned by third parties, potential litigation and the expiration or loss of patent protection and licenses.
●	We could face significant liabilities or may be subject to legal claims that could adversely affect our business and financial condition.
●	We have limited product distribution experience and expect to rely on third parties, who may not successfully sell our products.
●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company.
●	Our future success depends on our ability to retain key executives and qualified personnel.
●	Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could negatively impact us.
●	Unstable market and economic conditions, including monetary and trade policies, as well as natural disasters, geopolitical events and other highly disruptive events, including ongoing and potential future conflicts in the Middle East, could materially adversely affect us.
●	Unauthorized breaches or failures in cybersecurity measures adopted by us or third parties on which we rely and/or are included in our products and technologies, or any disruption to our cloud-based infrastructure, could have a material adverse effect on our business.
●	We are in the initial stages of incorporating artificial intelligence capabilities into certain product offerings, which could present new operational and reputational risks.
●	Our executive officers, directors, principal stockholders and their affiliates exercise considerable influence over us.
●	We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
●	Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

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

Our first- and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hardwired electrical products. In recent years, we have expanded the capabilities of our power-plug product, to include advanced safe and quick universal installation methods, as well as advanced smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy (“BLE”) and voice control connections. The SkyHome App allows scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and much more.

We believe that due to safety, convenience, cost, and time all hard-wired electrical products, such as light fixtures, ceiling fans and other products, should become plug and play and smart, as the standard, enabling consumers to plug their fixtures and control them through their smartphones at any time.

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

As our products, including our advanced, safe and smart products, can be easily implemented and installed in both existing and new homes and buildings in just minutes, installing our products is expected to save a major part of the cost and time associated with installation of smart home products. As many people spend the majority of time at their homes, we believe that they should have an affordable, easily installed, standard solution to make their homes safe, secure and smart. Similar to how smartphones serve people as an all-in-one personal smart platform, we believe that our all-in-one Smart Sky Platform will enable every room in homes and other buildings to include a smart platform as a standard.

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

Substantially most of our revenues come from the resale of third-party products, which include ceiling fans, heaters, light fixtures, paired, to the extent possible, with our standard “plug and play” feature either built in or with an adaptive kit. The products with the plug and play built in feature are described further below under “Products-Our First Product Gen-1: The Weight Bearing Power-Plug”. Our newer line of products, include a universal “plug and play” adapter kit, Our smart products, which will include smart light fixtures and ceiling fans with our smart “plug and play” features, and our Sky Smart Gen-3 All-in-One Smart Home Platform. Additional information regarding our newer line of products is described below under “Products-Advanced Products” and “-Smart Products- Gen-2.” We shifted to smart products because we believe that the market has great demand for smart advanced products, and that we will be able to generate significant sales from our new line of advanced and smart products from direct sales as well as from licensing. All advanced and smart products, other than our Smart Sky Platform, were available during 2023 and we expect our Smart SKY Platform will be available within the next few months. We also expect to continually expand the collection of third-party products that can be paired with our “plug and play” technology.

E-Commerce

On April 28, 2023, we completed our acquisition (the “Closing”) of all of the issued and outstanding shares of Belami, an online retailer and e-commerce provider specializing in home lighting, ceiling fans, and other home furnishings. Many of the sixty websites acquired serve as marketing and growth platforms for our smart products and provide several distribution channels, including to retail customers, builders, and professionals.

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

Products

Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products during 2023 and expect to manufacture and make commercially available our Smart Sky Platform within the next few months.

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

Sky Smart Gen-2 - Universal Power-Plug & Receptacle: Our Sky Smart Universal Power-Plug & Receptacle system contains two devices. First, the male Smart Power-Plug, which includes a smart electronic board, comes as a Retrofit Kit, which can be simply embedded to the base of light fixtures and ceiling fans, enabling them to become both “plug and play” and smart. The second device is a Ceiling Receptacle that can be simply connected to a ceiling outlet box. After a one-time simple installation of the Ceiling Receptacle to a ceiling outlet box, a light fixture or ceiling fan that includes the male Smart Power-Plug Retrofit Kit can be plugged into the Ceiling Receptacle within seconds. Our Smart Power-Plug is controlled by our proprietary SkyHome App or through voice control and is an open system that can integrate with other smart home devices and systems. Our Smart Power-Plug is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures and ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smartphones at any time. The Smart Universal Power-Plug & Receptacle should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky - Smart Gen2 for Plug and Play Ceiling Fans: Our line of high-end smart plug and play ceiling fans can be installed to our matching ceiling receptacle within seconds. Our smart ceiling fans incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our Smart Plug and Play Ceiling Fan is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as ceiling fans, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smartphones at any time. The Smart Plug and Play Ceiling Fan should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky - Smart Gen-2 for Plug and Play Lighting: Our line of high-end Smart Plug and Play light fixtures can be installed to our matching ceiling receptacle within seconds. Our smart light fixtures incorporate advanced technologies, have unique modern designs, and are controlled by our proprietary SkyHome App or through voice control, and are an open system that can integrate with other smart home devices and systems. Our smart light fixture is connected through WIFI and BLE, and includes numerous smart features, including scheduling, energy saving-eco mode, dimming, back-up emergency light, night light, light color changing and more. We believe that, due to safety, convenience, cost and time, all hard-wired electrical products, such as light fixtures, should become plug and play and smart, as the standard, enabling consumers to plug their fixture and control them through their smartphones at any time. The Smart Plug and Play Lighting should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock/electrocutions, fires, injuries, and deaths, etc.

Sky - All-In-One Smart Sky Platform: As most people spend a majority of their time in their homes, we believe that they should have an easy solution to make their homes safe, secure, and smart in a simple way and as the standard. We believe that our patented advanced-safe-smart home platform technologies will make homes and buildings safer and have numerous technological features and smart as a standard, in a fraction of time and cost, compared to other market products. Our all-in-one Smart Sky Platform is designed to enhance the all-around safety and lifestyle of homes and other buildings and can be easily implemented and installed to the ceiling receptacle in both existing and new homes and other buildings within minutes. Our Smart Sky Platform includes advanced smart and safety technologies, has unique modern designs and is controlled by our proprietary SkyHome App or through voice control. It is an open system that can integrate with other smart home devices and systems.

As smartphones serve people as an all-in-one personal smart platform, we believe that our all-in-one Smart Sky Platform technology will enable every room in homes and buildings to have a smart platform as a standard. Our Smart Sky Platform is connected through WIFI and BLE, includes numerous smart and safety features, including a smart smoke detector, a smart carbon monoxide detector, time scheduling, temperature sensor, humidity sensor, WIFI extender, energy saving-eco mode, high quality speakers, and a back-up battery that can power back-up internet and an emergency light, as well as dimming, night light, light color changing and more. The platform’s electrical power and transformer, combined with the size of our platform’s data storage space, which represents vast electronic “Real-Estate” in terms of today’s technology, driven by microchips, enables the platform to accommodate a significant amount of software as well as electronic microchips, while the unique ceiling location of the platform significantly enhances the performance of the platform’s features, including WIFI and BLE, as well as the performance of sensors and alarms.

The Smart Sky Platform is inconspicuous to the decor. It is designed to install in only minutes over existing ceiling electrical outlet boxes while allowing any pre-existing fixture to reconnect to the same box utilizing our Retrofit Kits. This innovation gives our products access to the best location for the gathering and distribution of electronic signals, virtually unlimited power for our low-voltage safety and smart features, and a vast amount of electronic real estate.

This open-system Smart Sky Platform Gen-3 is intended to seamlessly integrate unrelated safe and smart products into a single, spatially designed unit whose functionality is controlled by an all-in-one app, the SkyHome App. The Smart Sky Platform is intended to eliminate the need for installation of numerous stand-alone devices and their integration into a single working unit.

The adoption of the Smart Sky Platform should contribute to the elimination of hazardous incidents in homes and buildings including ladder falls, electric shock and electrocutions, fires, carbon monoxide poisonings, injuries, and deaths.

Sustainability

We aim to provide safe and sustainable solutions to consumers, who increasingly consider sustainability and energy efficiency when purchasing products. We believe that creating sustainable products and streamlining our operations drives efficiency, innovation and, ultimately, long-term value-creation. In designing and improving our products, we consider and apply sustainability strategies, as appropriate. For example, our products’ features include an energy savings economical mode, which can help users reduce their energy consumption, and we generally use LED lighting in our ceiling fans and light fixtures, which are more energy-efficient than traditional lighting products.

Cybersecurity

We have implemented measures and protocols to ensure that our users’ information is safe and protected. We implement advanced cybersecurity measures and protocols to ensure that our software, technologies, servers, products, platform, and devices are all protected to prevent any type of unauthorized or illegal access or interference to our software, technologies, servers, products, platforms, and devices.

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

Sky Plug & Receptacle - NEC Code

The National Electrical Code (“NEC”) is the U.S. electrical safety building code, and is the benchmark for safe electrical design, installation, and inspection to protect people and property from electrical hazards. It has been adopted in some form in all fifty states in the United States and is intended to improve safety in U.S. homes and buildings.

Based on the safety aspects of the Sky Plug & Receptacle, it was voted into the NEC and is represented by ten different segments in the NEC Code Book. The Company has provided data relating to safety aspects of its receptacle as to electrocutions, fires and ladder falls to NEC.

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

Intellectual Property

Developing and maintaining a strong intellectual property position is one of the most principal elements of our business. We rely on a combination of patents, copyright, trademarks, and trade secret laws, as well as confidential procedures and contractual provisions, to protect our proprietary technology and our brands. We enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have sought, and will continue to seek, patent protection for our technology and for improvements to our technology, as well as for any of our other technologies where we believe such protection will be advantageous. In addition, certain intellectual property and proprietary information held by a third party is central to our products and technologies. If we lose our rights to use such intellectual property and proprietary information in the future, our business or operating results and our ability to compete could be adversely impacted.

We protect our intellectual property through various aspects and strategies including broad and particular intellectual property claims. We have in excess of 100 U.S. and global patents and patent applications, including in China, India, and Europe, as well in other countries around the world. These patents and patent applications protect various aspects of our technologies. We sought intellectual property protection of our technologies in China due to our current manufacturing operations and prospective sales in China’s market, and we sought protection in India in anticipation of future growth into India’s developing market, both with respect to the sales of our products and our potential operations. We intend to diligently maintain and vigorously defend our intellectual property and to enhance our patent protections actively and continuously in the U.S. and globally. The issued patents are directed to various aspects of our platform technologies, including our smart and standard plug and play products, as well as our safe and smart platform technologies. As further innovations are developed, we intend to seek additional patent protection to enhance and maintain our competitive advantage.

Employees

Our management members include leading executives from various industries and have joined us as they believe in our vision, technology, and strategy. Many of our key personnel are employed pursuant to an employment agreement or a consulting agreement.

As of December 31, 2025, we had 73 employees, including 71 full-time employees. We also employ independent contractors to support our operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our relations with our employees to be good. We expect to continue to expand our staff and team of engineers to develop our products and operate our e-commerce websites.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our current and future employees. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, and reimbursement is available to employees for seminars, conferences, formal education, and other training events employees attend in connection with their job duties.

Our core values of accountability, openness, and integrity underscore everything we do and drive our day-to-day interactions. The safety, health and wellness of our employees is a top priority.

Business Strategy

We believe that our advanced-safe-smart platform technologies will disrupt and positively influence various industries, both in the U.S. and globally, and that, due to ease of installation, time savings, cost savings on installations and the safety aspect of our product, our product provides a competitive advantage within the light fixture, ceiling fan, and smart home industries:

●	Lighting Industry: We believe that all light fixtures should become plug and play, smart and controlled by an app as a standard, and that light fixtures should be installed to the ceiling within seconds, safely and without the need to touch dangerous electrical wires. Our product is intended to help prevent most of ladder-related falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths.

●	Ceiling Fan Industry: We believe that all ceiling fans should become plug and play, smart and controlled by an app as a standard, and that ceiling fans should be installed to the ceiling within seconds, safely and without the need to touch dangerous electrical wires. Our product is intended to help prevent most of ladder-related falls, electric shock/electrocutions, fires, carbon monoxide poisonings, injuries, and deaths.

●	Smart Home Industry: We believe that homes and buildings should become safe and smart as a standard. Our Advanced All-In-One Safe Smart Sky Platform enables rooms, homes, and buildings to become safe and smart.

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

Our Advanced All-In-One Safe Smart Sky Platform can be used in existing homes and buildings, by builders, rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, retail, and other.

We launched our new universal power plug, our SkyHome App, and our smart universal plug, as well as the smart ceiling fans and lighting fixtures containing such plug, in 2023 and expect to launch our Smart Sky Platform within the next few months. Bringing our products to market will require us to take certain steps, including, but not limited to, the following:

●	Manufacturing: We have manufactured and sold our prior products and intend to continue to use the third-party manufacturers with which we have an ongoing relationship. It typically takes less than 60 days to complete manufacturing of our new universal power plug and/or our smart universal plug after we place an order. However, it may take longer than expected due to, among other things, difficulties finding suppliers, shipping delays resulting in late deliveries of necessary supplies and materials, chip shortages, and geopolitical matters.

●	Marketing and Public Relations: We will need to gain brand awareness and attract customers. In connection with our product launch, we plan to educate retail and commercial consumers about our products through a coordinated public relation campaign that will cover the safety aspects of our products and all the related hazardous incidents and property damage that our products can contribute to preventing, as well as our advanced smart technology features. We sell our products on our e-commence websites. We currently rely, and plan to rely primarily, on product distribution arrangements with third parties. We also expect to enter in additional sales, distribution, and/or licensing agreements in the future, and we may not be able to enter into these agreements on terms that are favorable to us, if at all. We may also need to hire additional sales personnel.

●	Government Approval: While we have received a variety of final electrical code approvals, including Underwriters Laboratories (“UL”), Underwriters Laboratories of Canada (cUL) and Conformite Europeenne (CE), and 2017 and 2020 inclusion in the NEC Code Book, we may need or desire to obtain additional certifications for new product configurations, which may increase the time and costs to complete our product launches. In addition, we may be unable to obtain new certifications or NEC mandatory status for our product offerings within a reasonable time, or at all.

Expected Revenue Stream

We believe our products will enable us to access a global market with multiple revenue streams, including the following:

●	Royalties from the Sky Plug & Receptacle. Management has agreed to license products in the U.S. and globally through the efforts of its GE agreement. We anticipate we will also license our smart technologies products currently in development.

●	Selling/Licensing Country Rights. Management is considering selling and licensing marketing rights to certain countries in exchange for payment and on-going royalties.

●	Product and E-Commerce Sales. We currently primarily generate revenue from our e-commerce sales. Management will strive to achieve strong market penetration worldwide for our advanced and smart Sky Technologies products. We have previously sold our standard products in the United States, Canada, and Mexico, and began selling our new smart products in the United States in 2023. We intend to expand our sales footprint in certain countries in Latin America, Europe, and Asia. We may be unable to gain market acceptance in such markets and cannot provide any assurance that we will be successful in our efforts to expand our market reach.

●	Subscription & Monitoring Services. Our future plans include offering subscription services as part of our Smart Sky Platform, including, among other services, communications, fire alarms, home intrusion alerts, emergency response services, and monitoring services. Our Smart Sky Platform will include, among other features, a smart smoke detector, a smart carbon monoxide detector, and a WIFI extender. We intend to expand our operations to enable us to provide services relating to these functions, including high-speed internet services, monitoring systems designed to sense movement, smoke, fire, carbon monoxide, temperature, and other environmental conditions and hazards, monitoring home access and visitors and addressing personal emergencies such as injuries and other medical emergencies. We intend to market such services to homeowners and other types of facilities, including rental properties, hotels, cruise ships, elder living facilities, schools, hospitals, offices, commercial, and retail. Our ability to provide such services depends on a variety of factors, including, but not limited to, subscriber interest and financial resources, any applicable licensing and regulatory compliance, our ability to manage our anticipated expansion and to hire, train and retain personnel, and general economic conditions. We may partner with other businesses to provide such services. We expect to begin providing such services in 2026 but cannot provide any assurance that we will be able to do so.

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

Raw materials used in our products include copper, aluminum, zinc, steel, acrylonitrile butadiene styrene (ABS) plastic, and wood. We also purchase integrated circuit chip sets or other electronic components from third-party suppliers or rely on third-party independent contractors, some of which are customized or custom made for us. While we have experienced shortages in obtaining necessary materials, including zinc, copper, and steel, as well as integrated circuit chips to be used in our products, we have been able to make other arrangements and find additional suppliers as necessary. Going forward, we believe we can obtain more chips and other materials as needed within a reasonable time period and may be able to replace components with assorted products or modify our design if necessary. Geopolitical matters, including the impact of tariffs and other trade sanctions or barriers, may also impact our manufacturing.

We also rely on third-party suppliers to provide fans, lighting fixtures, and heaters to generate recurring revenues. Such suppliers generally offer their products through multiple resellers if not directly to consumers. There is no guarantee that the third-party suppliers will continue to market their products through us. While some suppliers provide larger volume than others, we do not believe that the loss of any of such third-party suppliers would have a near-term critical impact on our operations.

We use several suppliers to manufacture SKYX products, some of which have their principal operations in China. A sizable portion of such suppliers have or are expected to move their manufacturing relevant to our products to other countries in Southeast Asia within the next year.

Competition

We believe our technologies are highly disruptive and innovative compared to other market technologies. Our competitors for Sky Technologies products vary based on our products, market, and industry.

●	Competitors for our Universal Power-Plug & Receptacle product: We believe we do not have significant direct competition at this point to our Universal Power-Plug & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.
●	Competitors for our Smart Universal Power-Plug & Receptacle product: We believe we do not have significant direct competition at this point to Smart Universal Power-Plug & Receptacle product, although all lighting and ceiling fan manufacturers are potential competitors.
●	Competitors for our Smart Plug and Play Light Fixture products: We believe we do not have significant direct competition at this point to our Smart Plug and Play Light Fixtures, although there are lighting manufacturers that have smart lights that are controlled through smart wall switches/app or other, including companies such as Casainc, Global Electric, Designers Fountain, Enbrighten, Minka, Hampton Bay and others. To the best of our knowledge, there are no other light fixtures that have an all-in-one combination of light fixtures that have both plug and play and smart.
●	Competitors for our Smart Plug and Play Ceiling Fan Products: We believe we do not have significant direct competition at this point to our Smart Plug and Play Ceiling Fan products, although there are ceiling fan manufacturers that have smart fans that are controlled through smart wall switches/app or other, including companies such as Hunter, Minka, Home Decorators, Fanimation, Modern Fan Co., Hampton Bay and others.
●	Competitors for our Smart Sky Platform product: We believe we do not have direct competition at this point to our Smart Sky Platform product, although there are many smart home companies that can be our competitors, including companies such as Control4, Vivint, Apple, Google, Microsoft, Amazon, ADT, Blue by ADT, Cove Security and many others, and many other smart home companies that have a variety of smart home products. To the best of our knowledge, there are no other Plug and Play All-In-One Safe-Smart Platform products.

Our competitors for our e-commerce websites, some of which have substantially greater resources than us, range from other online-only retailers specializing in lighting and other home decor items, such as Wayfair and Overstock.com, to retailers with both online and physical presences specializing in home decor, such as Pottery Barn and Crate and Barrel, to retailers that sell home decor items as part of a much larger assortment of items, such as Amazon, Target, Home Depot and Lowe’s.

Government and Environmental Regulation

Although not legally required to do so, we strive to obtain certifications for substantially all our products, both in the United States, and, where appropriate, in jurisdictions outside the United States. Products certified by a Nationally Recognized Testing Laboratory (“NRTL”), such as UL, Intertek Testing Lab (ETL) or Canadian Standards (CSA), bear a certification mark signifying that the product complies with the requirements of the product safety standard. UL Standards are used for evaluation of U.S. products, CSA Standards for Canada and IEC (International Electrotechnical Commission) Standards for European countries. We use UL as our main third-party NRTL safety laboratory. While we have received a variety of safety certifications on our products, including UL, Underwriters Laboratories of Canada (cUL), Conformite Europeenne (CE) and International Electrotechnical Commission for Electrical Equipment Certification Body (the IECEE CB scheme), we may need or desire to obtain additional certifications for new product configurations, which will increase the time and costs to complete our product launches and which we may be unable to obtain within a reasonable time, or at all. In addition, certain electronic products require Federal Communications Commission (“FCC”) certification, and we have obtained FCC certification on applicable products to ensure electromagnetic interference compliance. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot provide any assurance that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain such certifications for our existing products.

Our facilities and operations are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose strict, joint and several liabilities on certain persons for the cost of investigation or remediation of contaminated properties. These persons may include former, current or future owners or operators of properties and persons who arranged for the disposal of hazardous substances. Our leased real property may give rise to such investigation, remediation and monitoring liabilities under environmental laws. In addition, anyone disposing of certain products we distribute, such as fluorescent lighting, must comply with environmental laws that regulate certain materials in these products. We believe that we are complying, in all material respects, with applicable environmental laws. As a result, we do not anticipate making significant capital expenditures for environmental control matters either in the current year or in the near future.

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

These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of examples only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

We have incurred substantial losses in the past and reported net losses from operations of $33.4 million and $35.8 million during 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $216.2 million.

We cannot assure you that we can achieve or sustain profitability in the future. For us to operate our business profitably, we need to successfully launch and market our new products and technologies, grow our sales, including our retail operations, maintain cost control discipline while balancing development of our enhanced “all-in-one” Smart Sky Platform, manage costs relating to our retail operations and potential long-term revenue growth, continue our efforts to reduce product cost, drive operating efficiencies and execute our key strategic initiatives. Our planned expense levels are, and will continue to be, based in part on our expectations, which are difficult to forecast accurately based on our stage of development, our acquisition of the retail business, and factors outside of our control. Developing and marketing our products and technologies is costly, and we anticipate our costs will increase in the future as we continue to invest in our research and development efforts, expand our operations, and make additional expenditures to develop and market our products and technologies, including new features, integrations, capabilities, and enhancements. Our expenditures may not result in improved business results or profitability over the long term, and our expenses may be greater than we anticipate, including due to, among other things, an increase in legal risk from the use of our products and technologies due to evolving laws, regulations or standards and from our expansion into retail operations, an inability to timely and cost-effectively introduce and sell successful smart products and other products and technologies, a security incident or our failure, for any reason, to capitalize on growth opportunities. In addition, we may be unable to adjust spending in a timely manner to compensate for any unexpected developments. There is a risk that our strategy to operate profitably may not be as successful as we contemplate or occur as quickly as we expect. We may not achieve our business objectives, and the failure to achieve such goals would have an adverse impact on us. To the extent that our revenues do not increase commensurate with our costs, our business, operating results, and financial condition will be materially and adversely affected.

We will require additional financing in the near-term, and if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding, which may not be available on favorable terms, or at all, and could require us to sell certain assets or discontinue or curtail our operations.

We expect to derive a substantial portion of our future revenue from a portfolio of related products and technologies; if we cannot successfully launch our products or further develop them to include additional features, our products and technologies fail to satisfy customer demands or achieve market acceptance, our business, operating results, financial condition, and growth prospects would be adversely affected.

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

In addition, we have limited experience in manufacturing our smart products. We may be unable to develop efficient, cost-efficient manufacturing capability and processes or obtain reliable sources of component supplies that will enable us to meet our quality, price, design, and production standards, as well as the production volumes required to successfully mass market our products and technologies. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. Any failure to develop such manufacturing capabilities and processes within our projected costs and timelines could stunt our growth and impair our ability to produce, market, service and sell our products and technologies successfully.

Even if we can bring our smart products and technologies to market as planned and on budget, there can be no assurance that consumers will embrace our smart products and technologies in significant numbers. Our success depends on attracting potential customers to purchase our products and, in the future, the associated services we intend to provide to our customers. If our existing and prospective customers do not perceive our products to be of sufficiently high value and quality, cost competitive and appealing in aesthetics or performance, we may not be able to retain our current customers or attract new customers, and our business, prospects, financial condition, results of operations, and cash flows would suffer as a result. In addition, we may incur significantly higher and more sustained advertising and promotional expenditures than we have previously incurred to attract customers. Although some of our smart products are now commercially available, there is still significant uncertainty as to customer demand for our smart products and technologies and whether we will be able to achieve additional sales. Further, demand for our products and technologies is and will continue to be affected by a number of factors, many of which are beyond our control, such as our ability to obtain market acceptance; declines in consumer discretionary spending; the development and acceptance of new features, integrations and capabilities for our products and technologies; the timing of development and release of competing new products and technologies; consumer preferences; the perception of ease of use, reliability and security of our products and technologies; price or product changes by us or our competitors; technological changes and developments within the markets we serve; developments in data privacy regulations; growth, contraction and rapid evolution of our market; supply chain disruptions and shortages, including the potential impact of tariffs and other trade barriers and restrictions; and general economic conditions and trends.

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

Monetary and trade policies impact in varying degrees our industry market participants (from manufacturer to user). The reaction(s) by market participants to such policies or changes in policies may impact our operations. While all market participants react to such policies, very few economists have been able to accurately forecast the short-term impact of the trade policies in particular. Relatively high interest rates and rapidly changing trade policies and postures create different reactions from the market participants. For the most part so far, our manufacturers have substantially reduced their prices to offset the increased tariffs related to the products we market. Also, a significant portion of the products we market are manufactured in the United States. The Chinese manufacturers we use are all looking at alternatives to move away their production from China. Some of the third-party manufacturers we use are located in countries which are not severely impacted by the trade policies postures. We are also looking at repatriating the manufacturing of certain components and assembly of our smart and advanced products to the United States. Accordingly, with a few exceptions, we do not believe that there will be increased pressure from customer demands to reduce our gross profit per unit. There are no guarantees that it will remain so. Changing trade policies and reactions by market participants are impossible to predict at this point. On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Economic Emergency Powers Act (“IEEPA”) were unconstitutional. Following the U.S. Supreme Court’s decision, on February 24, 2026, the Trump Administration implemented a global 10% tariff on all countries for a period of 150 days. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended.

We believe that the macroeconomic conditions in the United States will improve once interest rates are lowered and trade policies are effective and predictable. Impact from the monetary and trade policies, such as tariffs, increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if tariffs are significantly increased and are not absorbed by the manufacturers). Accordingly, these monetary and trade policies, and the uncertainty around them, could materially adversely affect our business, financial condition, and results of operations.

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

Consumers may view the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending has resulted in, and could in the future result in, decreased demand for our products and services, which has adversely affected the results of our operations in the past and may do so in the future.

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

Our research and development efforts remain subject to all the risks associated with the development of new products and technologies based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development. If we expend a sizable number of resources on research and development efforts that do not lead to the successful introduction of new products, functionality or improvements that are competitive in our current or future markets, our business and results of operations will suffer. If technical problems or delays arise, further improvements in our products and technologies and the introduction of future products or technologies could be adversely impacted, we could incur significant additional expenses, and the Sky Technologies platform business may fail.

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

In addition, because we intend for our smart products to operate with a variety of systems, applications, data and devices, we will need to continuously modify and further upgrade our products and technologies to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our products and technologies will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customers’ adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our products and technologies, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.

We have experienced, and may in the future experience, delays in the planned release dates of our products and technologies and enhancements to our products and technologies. Delays could result in adverse publicity, loss of sales or delay in market acceptance of our products and technologies, any of which could cause us to lose existing customers or impair our ability to attract new customers. In addition, the introduction of new products and services by competitors or the development of entirely innovative technologies to replace existing offerings could make our products and technologies obsolete or adversely affect our ability to compete. Any delay or failure in the introduction of enhancements, functionality or infrastructure developments could harm our business, results of operations and financial condition.

Some of our products and technologies are intended to be integrated with a variety of third-party technologies and applications, and we will need to continuously modify and improve such products and technologies to adapt to changes in such integrated technologies and applications. Third-party services and products are constantly evolving, and we may not be able to modify our products and technologies to be compatible with that of other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our products and technologies with their products or services. Should any of our competitors modify their products, technologies or standards in a manner that degrades the functionality of our products and technologies or gives preferential treatment to competitive products, technologies or services, whether to enhance their competitive position or for any other reason, the interoperability of our products and technologies with these products and/or technologies could decrease, and our business, results of operations and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party products, technologies and applications in the future, our business, results of operations and financial condition will be harmed. Further, any undetected errors or defects in third-party technologies or applications, cybersecurity threats or attacks related to such technologies or applications or widespread outages of such third-party technologies or applications, could impair the functionality of our products and technologies, result in increased costs and injure our reputation. Any failure of our products and technologies to operate effectively with existing or future technologies, or any failure of a third-party cloud infrastructure partner to support one or more of the features of our products and technologies, could cause customer dissatisfaction and reduce the demand for our products and technologies, resulting in harm to our business. In addition, because some of our products and technologies will be cloud-based, we need to continually enhance and improve our products and technologies to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. Any failure of our products and technologies to operate effectively with future hardware or software technologies, or to comply with new industry standards, could reduce the demand for our products and technologies and harm our business, results of operations, and financial condition.

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

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied or is not available on terms acceptable to us, or if the platforms or technologies are delayed or changed without notice to us, our business and operating results could be adversely affected.

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

A core part of our product strategy is the creation of products and technologies with interoperability with third-party IoT products and protocols. Our products and technologies are intended to seamlessly integrate with third-party IoT products and protocols. If these third parties were to alter their products, we could be adversely impacted if we fail to timely create compatible versions of our products and technologies, and such incompatibility could negatively impact the adoption of our products and technologies. A lack of interoperability could also result in significant redesigning costs and harm relations with our customers. Further, the mere announcement of an incompatibility problem relating to our products and technologies could materially adversely affect our business, results of operations and financial condition.

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

We also may identify and pursue strategic acquisition candidates that would help support these initiatives, such as the 2023 acquisition of Belami, an e-commerce platform that carries a variety of home decor items, including lighting.

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

Our future growth and profitability are tied in part to our ability to successfully bring to market new and innovative smart products and technologies, as well as to profitably operate our retail websites. We are currently focused on producing smart products and technologies using our “plug and play” technologies, which also includes pursuing projects to develop recurring revenue streams, such as subscription services. We have invested, and plan to continue to invest considerable time, resources, and capital into expanding our products and technologies with no expectation that they will provide material revenue in the near term and without any assurance they will succeed or be profitable. In fact, these efforts have reduced our profitability, and will likely continue to do so, at least in the near term. We cannot provide any assurance that the operation of our retail websites will offset such reduced profitability. We may also be unable to launch or manufacture our products and technologies or develop recurring revenue streams, such as anticipated subscription services, in a timely manner, which would further negatively impact on our ability to become profitable. Moreover, as we continue to explore, develop and refine our smart products and technologies, we expect that market preferences will continue to evolve, and, accordingly, our products and technologies may not generate sufficient interest by end-user customers, and we may be unable to compete effectively with existing or new competitors, generate significant revenues or achieve or maintain acceptable levels of profitability.

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

In the future, we will need to seek additional equity or debt financing to provide for our working capital needs. There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion or at all. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
●	loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants and control or revocation provisions, which are not acceptable to management or our board of directors (the “board” or “board of directors”);
●	debt financing increases expenses, and we must repay the debt regardless of our operating results; and
●	our ability to obtain additional capital may be adversely impacted by factors beyond our control, such as the market demand for our securities, the state of financial markets generally and other relevant factors, including high inflation and interest rates, ongoing supply chain disruptions and shortages, labor shortages, geopolitical conditions, including the impact of tariffs and other trade barriers or restrictions, any disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, and a potential economic downturn or recession.

As of December 31, 2025, we had approximately $10.1 million in cash and cash equivalents, including restricted cash. As we develop our revenue base, we have raised additional funds through the sale of our common stock through either private placements or at the market offerings (sometimes referred as “ATM”), preferred stock and warrants and issuance of debt. During January 2026, we generated proceeds of $29.3 million from the issuance of shares of our common stock. For additional information regarding our financing arrangements, see the “Liquidity and Capital Resources” heading in the “Management’s Discussion and Analysis” section of this Form 10-K.

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

Both our products and technologies and our e-commerce platform operate in competitive industries. Our products and technologies face strong competition from manufacturers and distributors of lighting and ceiling fan manufacturers, and, with respect to our smart products and technologies, from manufacturers and distributors of products addressing certain smart technologies, features or markets for the home and office worldwide. To remain competitive, we need to invest in research and development and marketing. Many of our competitors have stronger capitalization than we do, strong existing customer relationships and more extensive engineering, manufacturing, sales, and marketing capabilities. Competitors’ products and technologies may be more effective, more effectively marketed or sold or have lower prices or superior performance features than our products and technologies. Competitors could focus their substantial resources on developing competing products and technologies that may be potentially more attractive to customers than our products and technologies or offer competitive products and technologies at reduced prices to improve their competitive positions. We may also face competition from other products with existing technologies and from other smart home devices, and consumers may prefer individual device solutions that provide more narrowly targeted functionality instead of a more comprehensive integrated smart home solution. In addition, our e-commerce channel faces competition from other online retailers, as well as traditional retailers, many of which have larger platforms and greater resources than us, and some of which sell a wider array of products, which could attract a wider array of customers. Any of these competitive factors could make it more difficult for us to attract and retain customers, require us to lower our prices to remain competitive or reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition. We may not have sufficient financial or other resources available to continue to make the investments necessary to maintain our competitive position.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets or other electronic components used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our ability to manufacture our products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. Geopolitical conditions, including other trade barriers or restrictions, have also negatively impacted on the availability of and/or the price of certain electronic components. While we experienced shortages in obtaining necessary integrated circuit chips to be used in our products, we were able to find additional suppliers for such components. Going forward, we believe we can obtain more chips as needed within a reasonable time and may be able to replace difficult to acquire components with assorted products or modify our design if necessary. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

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

We may also need to hire and train a sizable number of employees to engage in full-scale commercial manufacturing operations. There are various risks and challenges associated with hiring, training and managing a large workforce in time for us to commence our planned commercial production and sale of our smart products and technologies, including that the workforce will not have experience with manufacturing our smart products and therefore will require significant training.

Additionally, a sizable portion of our product strategy will rely upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our product strategy relies on our ability to reduce our production costs in order to remain competitive. As there is limited historical basis for estimating the demand for our smart products and technologies, or our ability to develop, manufacture and deliver our smart products, we may be unable to accurately estimate our inventory and production requirements, which would affect our ability to successfully implement cost reduction measures. If we overestimate our requirements, we may have excess inventory, which would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacture of the smart products and result in delays in shipments and revenues. We may also rely on a limited number of suppliers; during 2025, we had less than 10 major vendors that accounted for a majority of our cost of sales. For additional information regarding our suppliers, see “Item 1. Business - Third-Party Manufacturing and Suppliers.” In addition, lead times for materials and components may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we are unable to successfully implement cost reduction measures, if these efforts do not generate the level of cost savings that we expect going forward or result in higher-than-expected costs, or if we fail to order sufficient quantities of components in a timely manner, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our third-party manufacturers and many of our suppliers are located in China, which exposes us to additional risks.

Some of our third-party manufacturers are in China, which exposes us to additional risks that could negatively impact our business and operations. We are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. The new U.S. administration has imposed additional tariffs and other trade barriers and restrictions on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets to date, as we are continuing to transition our business, we cannot predict the impact of future tariffs on our products and technologies, and the costs of supplies and manufacturing may increase. If we cannot deliver our products on a competitive and timely basis, our relationships with customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. We cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

We may obtain a sizable portion of our products revenues pursuant to contracts that are subject to competitive bidding, including contracts with municipal authorities. Competition for, and negotiation and award of, contracts present varied risks, including, but not limited to:

●	investment of substantial time and resources by management for the preparation of bids and proposals with no assurance that a contract will be awarded to us;
●	the requirement to certify as to compliance with numerous laws (for example, socio-economic, small business and domestic preference) for which a false or incorrect certification can lead to civil and criminal penalties;
●	the need to estimate accurately the resources and cost structure required to service a contract; and
●	the expenses and delays that we might suffer if our competitors protest a contract awarded to us, including the possibility that the contract may be terminated and a new bid competition may be conducted.

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

We believe that developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our products and technologies and is an essential element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand. Promotion and enhancement of our brand will depend largely on our success in being able to provide high quality, reliable and cost-effective products and technologies. If customers do not perceive our products and technologies as meeting their needs, or if we fail to market our products and technologies effectively, we will likely be unsuccessful in creating the brand awareness that is critical for broad customer adoption of our products and technologies.

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

Our products are subject to regulation related to quality and safety standards, including safety certification and evaluation to specific safety standards depending on the product type, region and country. Products certified by a NRTL, such as UL, Intertek Testing Lab (ETL) or Canadian Standards (CSA), bear a certification mark signifying that the product complies with the requirements of the product safety standard. UL Standards are used for evaluation of U.S. products, CSA Standards for Canada and IEC (International Electrotechnical Commission) Standards for European countries. We use UL as our main third-party NRTL safety laboratory. While we have received a variety of safety certifications on our products, including UL, Underwriters Laboratories of Canada (cUL), Conformite Europeenne (CE) and International Electrotechnical Commission for Electrical Equipment Certification Body (the IECEE CB scheme), we may need or desire to obtain additional certifications for new product configurations, which will increase the time and costs to complete our product launches and which we may be unable to obtain within a reasonable time, or at all. In addition, certain electronic products require FCC certification, and we have obtained FCC certification on applicable products to ensure electromagnetic interference compliance. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections and other review and reporting mechanisms. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot provide any assurance that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain such certifications for our existing products.

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

Although not legally required to do so, we strive to obtain certifications for substantially all our Sky Technologies products, both in the United States, and, where appropriate, in jurisdictions outside the United States. For instance, we may seek certification of our products from UL, United Laboratories for Canada (cUL) and Conformite Europeenne (CE). Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products and technologies or that, if certification standards are amended, we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products and technologies, our net sales might be adversely affected if such an amendment or implementation were to occur.

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

Taxing authorities may successfully assert that the Company should have collected or in the future should collect sales and use taxes for its services, which could adversely affect the Company’s results of operations.

State taxing authorities may assert that the Company had an economic nexus with their state and were required to collect sales and use taxes with respect to past or future products and technologies that the Company has sold or will sell, which could result in tax assessments, penalties, and interest. The assertion of such taxes against the Company for past sales, or any requirement that the Company collect sales taxes on future sales, could have a material adverse effect on its business, cash tax liabilities, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have significant U.S. net operating loss (“NOL”) and tax credit carryforwards. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and certain other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

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

Our articles of incorporation, as amended (the “articles of incorporation”), contain a provision permitting us to eliminate the personal liability of our directors and officers to our Company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Florida law. Our third amended and restated bylaws (the “bylaws”) also contain provisions regarding indemnification of our directors, officers and employees, including, under certain circumstances, against attorneys’ fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s promise to repay us therefore if it is ultimately determined that no such person shall have been entitled to indemnification. The foregoing obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and stockholders.

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

Risks Related to Our Operations

Our actual operating results will differ significantly from guidance provided by our management.

From time to time, the Company may release guidance in its earnings releases, earnings conference calls, or otherwise, regarding its future performance that represent management’s estimates as of the date of release. This guidance, if released, would include forward-looking statements, and would be based on projections prepared by the Company’s management. The Company’s guidance will not be prepared with a view toward compliance with published accounting and reporting guidelines, and neither its registered public accountants nor any other independent expert or outside party will compile or examine the projections and, accordingly, no such person will express any opinion or any other form of assurance with respect thereto. Guidance will be based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and are based upon specific assumptions with respect to future business decisions, some of which will change. The Company will generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to mean that actual results could not fall outside of the suggested ranges. The principal reason that the Company would release guidance would be to provide a basis for the Company’s management to discuss its business outlook with analysts and investors. The Company will not accept any responsibility for any projections or reports published by analysts. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by the Company will not materialize or will vary significantly from actual results. Accordingly, the Company’s guidance will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from the Company’s guidance and the variations may be material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on any such guidance. Any failure to successfully implement the Company’s operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different from its guidance, and such differences may be adverse and material.

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

In addition, there has been increased focus from regulatory authorities, investors and other stakeholders on companies’ environmental, social and governance policies and practices. Public interest and legislative pressure related to public companies’ environmental, social and governance practices continues to grow; for example, California has adopted certain climate-related disclosure requirements. At the same time, there exists anti-environmental, social and governance, including anti-diversity and equity, sentiment among some stakeholders and government institutions, and anti-environmental, social and governance policies or legislation enacted by the U.S. federal government or states may conflict with other laws and regulations applicable to us. Compliance with inconsistent environmental, social and governance-related rules and regulations, including those related to climate change, could increase compliance burdens and associated regulatory costs, as well as enhance the risk of claims and regulatory actions, which could adversely impact on our reputation and our efforts to raise capital, including as a result of public regulatory sanctions.

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

Recruiting and retaining qualified personnel will also be critical to our success. The loss of the services of our executive officers or other key employees or contractors could impede the achievement of our research and development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time, as competition for experienced personnel in our industry is substantial and we could be affected by labor shortages. In addition, if any of our officers or other key personnel join a competitor or form a competing company, we may lose some of our customers.

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

We believe that all internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement, causing us to fail to disclose a required related party transaction. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

In recent years, global financial markets have experienced extreme volatility and disruptions, because of, among other factors, geopolitical conditions, including increased tariffs and other trade barriers and restrictions, high inflation and interest rates, fluctuating currency exchange rates, labor shortages and supply chain disruptions and constraints, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, inflationary factors, such as increases in interest rates, government regulations, and increases in tariffs and other supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we continue to work toward commercial manufacturing of our products. Our general business strategy and ability to raise capital may be adversely affected by any economic downturn or recession, volatile business environment or continued unpredictable and unstable market conditions. Deterioration in the equity and credit markets may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our strategic plans. In addition, there is a risk that one or more of our current service providers and other partners could go out of business, including as a result of unfavorable economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of December 31, 2025, our cash and cash equivalents were approximately $10.1 million, including restricted cash. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash and cash equivalents since December 31, 2025, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact on our current portfolio of cash equivalents or our ability to meet our financing objectives. For instance, in March 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank. While the Company did not have any direct exposure to these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers’ parts, to access cash, cash equivalents or investments. Furthermore, our stock price has declined, and may decline in the future, as a result of the volatility of the stock market and any general economic downturn.

Conditions in Israel, including conflicts in the Middle East, may adversely affect our operations, which could negatively impact our revenues and cash flows.

With a number of our individuals working on the development of our product offerings located in Israel, our business and operations are directly affected by economic, political, geopolitical, and military conditions affecting Israel.

In March 2026, the U.S. and Israel engaged militarily with the Islamic Republic of Iran. This engagement’s economic implications on the Company’s business and operations and on Israel’s economy in general is difficult to predict. This conflict, as well as actions that could be taken in the future, have created security concerns that may result in a greater or lasting regional conflict. To date, our operations have not been adversely affected by this situation. However, the individuals working on developing and improving our product offerings are not only within the range of rockets from the Gaza Strip, but also within the range of rockets that can be fired from neighboring countries If hostilities otherwise disrupt our Israeli operations, our ability to improve timely our product offerings could be materially and adversely affected... In addition, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and our business.

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

Our consultants, vendors and others to whom we entrust confidential data, and on whom we rely on to provide products and services, face similar threats and growing requirements. Because we do not control our vendors or service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation.

If we are unable to prevent or mitigate the impact of security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. In addition, we may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceed our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

We are in the preliminary stages of incorporating artificial intelligence (sometimes referred to as “AI”) capabilities into certain product offerings. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we could be subject to competitive risks, potential legal liability, and reputational harm, and our business, financial condition and results of operations may be adversely affected. The use of AI capabilities may also result in cybersecurity incidents, and any such cybersecurity incidents related to our use of AI capabilities could adversely affect our business. Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, and compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to use AI technologies in our products. There can be no assurance that the measures we have taken to mitigate the potential risks related to the use of AI technologies in our products will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.

We may use artificial intelligence or machine learning technologies in certain business processes. These technologies may introduce risks related to algorithmic bias, reliability of outputs, evolving regulatory frameworks, and the collection and use of data, which could result in operational, compliance, or reputational harm if not properly managed.

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

We outsource substantially all of the infrastructure relating to our cloud solution to third-party hosting services, such as Amazon Web Services (“AWS”). Customers of our cloud-based solutions need to be able to access our platform at any time, without interruption or degradation of performance, and, in some cases, we need to provide them with service-level commitments with respect to uptime. Our cloud-based solutions depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, revenues, results of operations or cash flows. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyberattacks, natural disasters, such as fires, floods, severe storms, or earthquakes, power loss, telecommunications failures, terrorist or other attacks, public health crises and other similar events beyond our control could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact on our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

AWS provides the cloud computing infrastructure that we use to host our platform, manage data, mobile application and many of the internal tools we use to operate our business. Our platform, mobile application and internal tools use computing, storage capabilities, bandwidth and other services provided by AWS. Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact on our operations and could seriously harm our business. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would require considerable time and expense and could disrupt or degrade delivery of our platform. Our business relies on the availability of our platform for our customers, and we may lose customers if they are not able to access our platform or encounter difficulties in doing so. The level of service provided by AWS could affect the availability or speed of our platform, which may also impact on the usage of, and our customers’ satisfaction with, our platform and could seriously harm our business and reputation. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors or changes or interprets its terms of service or policies in a manner that is unfavorable with respect to us, our business, financial condition, revenues, results of operations or cash flows may be harmed.

We may collect, store, process and use our customers’ personal identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to data privacy, information security and data protection. Any cybersecurity breaches or actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

We may collect, store, process and use our customers’ personal identifiable information and other data in our transactions with them, and we may rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products and technologies could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

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

We are in the process of implementing a new enterprise resource planning (“ERP”) system. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide valuable information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business.

ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system have required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. New system implementations across the enterprise, such as the current implementation of our new ERP system, which includes a cloud-based solution, also pose risks of outages or disruptions, which could affect our suppliers, operations, and customers. Issues faced by us or our third-party “cloud” computing providers, including technological or business-related disruptions or prolonged third-party service outages, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.

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

Our stock price has been, and is likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, some of which we cannot control. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of companies. The market price for our common stock may be influenced by many factors, including, in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the following:

●	our ability to successfully launch, and gain market acceptance of, our smart products and technologies;
●	our reliance on product distribution arrangements with third parties;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our research and development, marketing efforts, strategic initiatives, or other areas;
●	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the lighting, home decor and smart home sectors;
●	conditions in the financial markets in general or changes in general economic conditions; and
●	novel and unforeseen market forces and trading strategies.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In the event any of the foregoing factors occur, the market price of our common stock could be highly volatile and may materially decline. Further, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs by defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

The conversion of outstanding convertible notes or preferred stock into shares of common stock could materially dilute our stockholders.

As of March 18, 2026, we had $18.2 million aggregate principal amount of convertible notes outstanding, convertible into shares of our common stock at a weighted average conversion rate of $1.28 and $13.8 million invested in our shares of Preferred Series A, A-1 and A-2, convertible at a weighted average rate of $1.25 per share.

The effective conversion price of the notes or preferred stock or exercise price of the warrants may be less than the market price of our common stock at the time of conversion or exercise If the entire principal amount of all the outstanding convertible notes and preferred shares is converted into shares of common stock, we would be required to issue an aggregate 25,679,364 shares of common stock. If we issue any or all of these shares, the ownership of our stockholders will be diluted.

The outstanding preferred stock has rights, preferences and privileges that will not be held by, and will be preferential to, the rights of holders of our common stock, which could adversely affect the liquidity and financial condition of the Company, and may result in the interests of the holders of our outstanding preferred stock differing from those of the holders of our common stock.

The Series A Preferred Stock, Series A-1 Preferred Stock, and Series A-2 Preferred Stock rank on parity with each other with respect to liquidation preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of such preferred stock will be entitled to receive distributions out of the Company’s assets in an amount per share equal to $25.00 plus all accrued and unpaid dividends, whether capital or surplus, before any distributions shall be made on any shares of common stock.

These dividend obligations to the holders of preferred stock could limit the Company’s ability to obtain additional financing, which could have an adverse effect on its financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of preferred stock and the holders of our common stock.

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

Our executive officers, directors, principal stockholders, and their affiliates exercise considerable influence over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control. In addition, our outstanding convertible preferred stock has voting rights, which reduce the relative voting power of holders of our common stock.

Our executive officers, directors, 5% holders of our common stock and their affiliates beneficially own, in the aggregate, approximately 23.6% of our outstanding common stock, or 23.6% of our total voting power, as of March 18, 2026. In addition, holders of our Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock, which includes certain of our officers, are entitled to vote on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the issuance of such preferred stock effectively reduced the relative voting power of the holders of our common stock. The holders of such preferred stock have approximately 7.1% of the Company’s total voting power as of March 18, 2026.

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

We currently qualify as a “smaller reporting company,” which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in this Form 10-K and our periodic reports and proxy statements. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze the results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these reduced reporting requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are integrated into the Company’s risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology. The Company has established controls and procedures, including an Incident Response Plan, which provide for the identification, analysis, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In particular, the Company’s Incident Response Plan (i) is designed to identify and detect information security threats through various mechanisms, such as through security controls and third-party disclosures, and (ii) sets forth a process to (a) analyze any such threats detected within the Company’s IT environment or within a third-party’s IT environment, (b) contain cybersecurity threats under various circumstances, and (c) better ensure the Company can recover from cybersecurity incidents to a normal state of business operations. The Company has established and maintains other incident response and recovery plans that address the Company’s response to a cybersecurity incident.

As part of its cybersecurity program, the Company deploys measures to deter, prevent, detect, and respond to and mitigate cybersecurity threats, including firewalls, anti-malware, intrusion prevention and detection systems, identity and access controls, software patching protocols, and physical security measures. The Company periodically assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity (including artificial intelligence-related) threats and incidents, including by assessing current threat intelligence, and conducting tabletop exercises and vulnerability and security testing. The Company has a process to report material results of such testing and assessments to the board and periodically adjusts the Company’s cybersecurity program based on these exercises. The Company engages third parties to conduct part of such testing, including hiring consultants and third parties to conduct our threat assessments and supplement the monitoring of such threats by utilizing online data tools. The Company identifies and oversees cybersecurity risks presented by third parties and their systems from a risk-based perspective. The Company also conducts cybersecurity training for employees (including mandatory training programs for system users).

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

Considering the pervasive and increasing threat from cyber attacks, the board and the audit committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks. The audit committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the audit committee or the full board regularly on their assessment of the Company’s cybersecurity program and risks, including artificial intelligence. Both the audit committee and the full board receive regular reports from senior management on cybersecurity risks and timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Our board has risk management experience.

In addition, the Company’s information security and cybersecurity program is managed by our Chief Technology Officer (“CTO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CTO provides periodic reports to our audit committee as well as our Chief Executive Officer and Chief Financial Officer and other members of our senior management as well as as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our CTO, Mr. Eliran Ben-Zikri served in the one of the most elite computer units of the Israeli Defense Force and has over 10 years of experience in the cloud technology, previously holding senior positions in leading Israeli technology companies, including eToro and SimilarWeb.

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

ITEM 2. PROPERTIES

We lease office space in Sacramento, California, Johns Creek, Georgia, Miami, Florida, Pompano Beach, Florida, New York, New York, and Guangdong Province, China. We anticipate moving our principal executive offices from Pompano Beach, Florida to Miami, Florida during 2026. We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

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

Holders

As of March 18, 2026, there were approximately 254 holders of record of our common stock. This number does not include beneficial owners whose shares may be held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.

The terms of the Series A Preferred Stock, Series A-1 and Series A-2 Preferred Stock provide for cumulative dividends at an annual rate of 8% of the original investment of preferred stock, payable quarterly in arrears. The dividends of Series A and A-1 is payable in cash while the dividends of Series A-2 are payable in cash and shares of our common stock. In the event the full cumulative dividends are not paid on a dividend payment date, dividends will accrue on the sum of the original issue price, plus the amount of unpaid dividends, at an annual rate of 12%, until such date as the Company has paid all previously accrued but unpaid dividends. Holders of Series A Preferred Stock and Series A-1 and A-2 Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis.

We anticipate that we will retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends, other than those due to holders of our Series A Preferred Stock, Series A-1 and A-2 Preferred Stock, in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, on our common stock will be at the discretion of the board of directors after considering numerous factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing senior equity and debt instruments and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

The Company did not make any issuances of unregistered securities during the fourth quarter of 2025 which have not been previously disclosed in a Current Report on Form 8-K filed by the Company

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the quarter ended December 31, 2025.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hardwired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2026. We expect to manufacture the additional product offerings within the next six months. We hold over 100 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, United Laboratories of Canada (cUL) and Conformite Europeenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Monetary and trade policies impact in varying degrees our industry market participants (from manufacturer to user). The reaction(s) by the market participants to such policies or changes in policies may have an impact on our operations. Those policies, such as tariffs, increases in interest rates, supply and overhead costs and transportation costs, may adversely affect our operating results, and we may not be able to offset increased costs with increased sales price per unit, particularly as we work toward commercial manufacturing of our products. Although we do not believe that monetary and trade policies have had a material impact on our financial position or results of operations to date, we may experience some effect in the near future as we continue to navigate changes in such policies. In addition, we may be negatively impacted because of supply chain constraints, consequences associated with government regulations, ongoing and potential geopolitical conflicts, instability in the global banking system, employee availability and wage increases.

Recent Developments

During 2025 and January 2026, we generated proceeds of $5.6 million pursuant to our ATM, $29.3 million pursuant to issuance of shares of our common stock, $5.4 million pursuant to issuance of our preferred stock, and $5.3 million pursuant to the issuance of convertible notes.

We have expanded our product lines to include an all-in-one plug and play combined heater, fan, and lighting product which will eventually accommodate the integration of our smart and advanced products.

Results of Operations

Years Ended December 31, 2025 and 2024

	For the year ended December 31,		Increase/	Increase/ (Decrease)
	2025	2024	(Decrease)%
Revenue	$92,009,949	$86,276,876	$5,733,073	6.6%

Cost of revenues	64,173,870	61,682,934	2,490,936	4.0%
Selling and marketing expenses	25,701,665	25,353,172	348,493	1.4%
General and administrative expenses	31,246,804	31,353,009	(106,205)	(0.3)%
Total expenses	$121,122,339	$118,389,115	$3,164,224	23%
Operating loss	$(29,112,390)	$(32,112,239)	$2,999,849	(9.3)%
Other expense
Interest expense, net	4,303,214	4,055,905	247,309	6.1%
Gain on extinguishment of debt	-	(400,000)	400,000	(100.0)%
Total other expense, net	$4,303,214	$3,655,905	$647,309	17.7%

Net loss	$(33,415,604)	$(35,768,144)	$2,352,540	(6.6)%

Revenue

	For the year ended December 31,		Increase/	Increase/ (Decrease)
	2025	2024	(Decrease)%
Revenue	$92,009,949	$86,276,876	$5,733,073	6.6%

The increase in revenues is primarily due to an increased number of units of lighting and heating products sold.

We believe that our revenues will be higher in 2026 than in 2025 primarily resulting from revenues from the sale of our advanced and smart products.

Cost of Revenues

	For the year ended December 31,		Increase/	Increase/ (Decrease)
	2025	2024	(Decrease)%
Cost of revenues	64,173,870	61,682,934	2,490,936	4.0%

The increase in cost of revenue is proportionate to the increase in revenues.

We believe that the cost of revenues will increase in 2026 compared to 2025, commensurate with an anticipated increase in revenues.

Selling and Marketing Expenses

	For the year ended December 31,		Increase/	Increase/ (Decrease)
	2025	2024	(Decrease)%
Selling and marketing expenses	$25,701,665	$25,353,172	$348,493	1.4%

Selling and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

The selling and marketing expenses are relatively unchanged.

We believe that our selling and marketing expenses in 2026 will remain relatively unchanged compared to 2025.

General and Administrative Expenses

	For the year ended December 31,		Increase/	Increase/ (Decrease)
	2025	2024	(Decrease)%
General and administrative expenses	31,677,804	31,353,009	324,795	1.0%

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

We believe that our general and administrative expenses in 2026 will remain relatively unchanged compared to 2025.

Other Expense (Income)

	For the year ended December 31,		Increase/	Increase/ (Decrease)
	2025	2024	(Decrease)%
Other expense
Interest expense, net	4,303,214	4,055,905	247,309	6.1)%
Gain on extinguishment of debt	-	(400,000)	400,000	(100.0)%

The interest expense is relatively unchanged. We recognized a non-recurring gain on extinguishment of debt related to our royalty obligations during 2024, none of which occurred during 2025.

Liquidity and Capital Resources

We had $10.1 million and $15.5 million in cash and cash equivalents, and restricted cash, as of December 31, 2025 and 2024, respectively.

Historically, we have raised funds through the issuances of common stock, preferred stock, securities convertible into common stock and notes payable. We have raised funds through the sale of our common stock and preferred stocks for gross proceeds of $10.9 million pursuant to placements and offerings during 2025. We also generated gross proceeds of $29.3 million pursuant to the issuance of shares of our common stock during January 2026.

These offerings included shares sold pursuant to our ATM offering program which provides us with additional access to capital, as needed, subject to market conditions. During the fourth quarter of 2025, we issued 368,110 shares of common stock under such program. From inception through December 31, 2025, we issued 12,138,022 shares of common stock under such a program for net proceeds of $19,219,347, net of brokerage fees and legal fees of $779,508. As of March 2, 2026, there are no significant remaining amount to be used under the ATM offering program.

During the year 2025, we sold an aggregate of 214,000 shares of two series of preferred stock, resulting in total gross proceeds of $5.1 million, pursuant to (i) a Securities Purchase Agreement entered into with an accredited investor, pursuant to which such investor purchased an aggregate of 154,000 shares of Series A-1 Preferred Stock, at a purchase price of $25.00 per share, and (ii) a Securities Purchase Agreement entered into with certain accredited investors, pursuant to which such investors purchased an aggregate of 60,000 shares of Series A-2 Preferred Stock, at a purchase price of $25.00 per share.

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

We owe approximately $18.8 million under fixed rate obligations as of December 31, 2025. In addition, we owe GE royalty payments which amounted to $1.3 million as of December 31, 2025.

On March 29, 2024, and as amended in June 2025, we entered into a letter agreement with Belami sellers, modifying certain obligations under the Stock Purchase Agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the Sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,909 in cash due to the Sellers on the first anniversary of the Closing. Each Seller received a Seller Note in the amount of $1,039,303 on the same date. In addition to other customary terms, the Seller Notes bear annual interest at 10%, with interest and principal coming due on January, 2026, and can be converted by the Sellers at any time at $3.00 per share of our share of our common stock.

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our net working capital deficit, which consists of accounts receivable, inventory, net of trades payable, amounted to $8.4 million and $6.8 million as of December 31, 2025, and 2024, respectively.

The designations of each class of Series A, A-1 and A-2 Preferred stock are relatively similar and are as follows:

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $1.20 per share for Series A and A-1, $2 per share for Series A-2;
●	Redemption at the price of $25 per share at the Company’s option after 5 years within the holder’s control for Series A and 3 years outside the holder’s control for Series A-1 and A-2, or upon change of control;
●	Voting rights on as converted basis.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during 2025 and 2024.

	2025	2024
Operations:
Net loss	$(33,415,604)	$(35,768,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,320,338	5,185,706
Amortization of debt discount	1,113,996	1,211,974
Non-cash equity-based compensation expense	13,560,580	13,474,433
Non-cash equity-based interest payments	615,291	-
Gain on forgiveness of debt	-	(400,000)
Change in operating assets and liabilities
Working capital changes	514,352	(1,964,339)

Net cash used in operating activities	(13,291,059)	(18,260,370)

Investing:
Purchase of property and equipment	(1,932,873)	(981,428)
Acquisition, net of cash acquired	-	(750,000)
Net cash used in investing activities	(1,932,873)	(1,731,428)

Financing:
Proceeds from issuance of stock	11,018,535	15,337,796
Dividends paid	(1,020,616)	-
Proceeds from line of credit	-	500,000
Proceeds from issuance of convertible notes	5,250,000	-
Principal repayments of notes payable	(5,421,861)	(2,775,756)
Net cash provided by financing activities	9,826,058	13,062,040

Change in cash and cash equivalents, and restricted cash	(5,397,874)	(6,929,758)
Cash, cash equivalents and restricted cash at beginning of the year	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of year	$10,102,621	$15,500,495

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

	For the year ended December 31,
	2025	2024

Net loss	$(33,415,604)	$(35,768,144)
Share-based payments	13,560,580	13,474,433
Interest expense	4,303,214	4,055,905
Impairment	-	1,118,750
Depreciation, amortization	4,320,338	4,066,957
EBITDA, as adjusted	$(11,375,344)	$(13,052,099)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2025, contained in this Annual Report on Form 10-K for the year ended December 31, 2025. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2025 and 2024, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the input used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

Recent Accounting Pronouncements

Although there is new accounting pronouncements issued or proposed by the Financial Accounting Standards Board, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements have had or will have a material impact on our financial position or results of operations.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (the COSO Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

2026 Annual Meeting of Stockholders

The Company’s 2026 Annual Meeting of Stockholders is scheduled to be held on July 7, 2026. Stockholders of record as of May 11, 2026 will be entitled to receive notice of, and vote at, the annual meeting.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of each of our executive officers and directors, and each person’s age as of March 11, 2026.

Name	Age	Position(s)
Rani R. Kohen	60	Executive Chairman, Director
Leonard J. Sokolow	69	Chief Executive Officer, Director
Marc-Andre Boisseau	61	Chief Financial Officer
Steven M. Schmidt	72	President
Patricia Barron	65	Chief Operations Officer
Nancy DiMattia	65	Director
Gary N. Golden	71	Director
Efrat L. Greenstein Brayer	63	Director
Thomas J. Ridge	80	Director
Dov Shiff	78	Director

The following information provides a brief description of the business experience of each executive officer and director.

Rani R. Kohen founded the Company and invented our technologies. He has served as Executive Chairman of the board since 2016 and as Chairman of our board of directors since November 2012. Mr. Kohen also previously served as our Chief Executive Officer from 2004 through 2012. Mr. Kohen is a businessman, entrepreneur and inventor of our technologies. He brings strategic acumen with over 20 years of experience in business, as well as in advanced smart home technologies, product design, lighting, and other related businesses. Since founding the Company, he has succeeded in attracting and engaging accomplished board members, talented management and leading executives from various industries. He has led to every major milestone achieved by the Company to date, including securing substantial financing to support the Company’s growth. The board of directors believes that with Mr. Kohen’s leadership and qualifications, and the continuity that he brings with his advanced business strategies, he will continue to move us forward towards achieving our goals.

Leonard J. Sokolow has served as Chief Executive Officer of the Company since September 30, 2025 and previously served as co-Chief Executive Officer from September 2023 to September 30, 2025. Mr. Sokolow has also served as a director of the Company since November 2015. Mr. Sokolow previously served in various roles at Newbridge Financial, Inc. and its subsidiaries, including as Chief Executive Officer and President of Newbridge Financial, Inc. from January 2015 through August 2023; as Chief Executive Officer of Newbridge Financial, Inc.’s broker-dealer subsidiary, Newbridge Securities Corporation, and Chief Executive Officer of Newbridge Financial, Inc.’s registered investment adviser subsidiary, Newbridge Financial Services Group, Inc., from July 2022 through August 2023; and as Chairman of Newbridge Securities Corporation from January 2015 through July 2022. Mr. Sokolow previously served in a variety of roles at vFinance, Inc., a publicly traded financial services company, including as Chairman of the board of directors from January 2007, a member of the board of directors from November 1997 and Chief Executive Officer from January 2007 through July 2008, when it merged into National Holdings Corporation, a publicly traded financial services company. Mr. Sokolow also served as President of vFinance, Inc. from January 2001 through December 2006. From July 2008 until July 2012, Mr. Sokolow was President of National Holdings Corporation, and from July 2008 until July 2014, he was Vice Chairman of the board of directors of National Holdings Corporation. From July 2012 until December 2014, Mr. Sokolow was a consultant and partner at Caribou LLC, a strategic advisory services firm. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund Inc., a closed-end management investment company elected to be treated as a Business Development Company (BDC), from 1994 to 1998. From 1988 until 1993, Mr. Sokolow was an Executive Vice President and the General Counsel of Applica Inc., a publicly traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a Certified Public Accountant for Ernst & Young and KPMG Peat Marwick.

Mr. Sokolow has served on the board of directors of Consolidated Water Co. Ltd., a publicly traded developer and operator of advanced water supply and treatment plants and water distribution systems, since June 2006, where he currently serves as Chairman of the Audit Committee and as a member of the Nominations and Corporate Governance Committee. In addition, Mr. Sokolow has served on the board of directors of Vivos Therapeutics, Inc., a publicly traded medical technology company focused on developing and commercializing innovative diagnostic and treatment methods for patients suffering from breathing and sleep issues arising from certain dentofacial abnormalities, such as obstructive sleep apnea (OSA) and snoring in adults, since June 2020, where he currently serves as Chairman of the Audit Committee and as a member of the Nominating and Corporate Governance Committee. Mr. Sokolow previously served on the board of directors of, and as Chairman of the Audit Committee for, Agrify Corporation, a publicly traded provider of innovative cultivation and extraction solutions for the cannabis industry, and on the board of directors of, and as Chairman of the Audit Committee for, Marquee Energy Ltd. (formerly Alberta Oilsands Inc.), a then publicly traded energy company. Our Board believes Mr. Sokolow’s qualifications to serve as a member of our Board include his extensive experience in the financial industry and in strategic planning, mergers, acquisitions, securities, and corporate development advisory services, his service on other public company boards and his history of executive leadership in developing and operating businesses.

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

Steven M. Schmidt has served as our President since June 2021 and previously served as a consultant to the Company since August 2019. Mr. Schmidt formed Schmidt Family Investments LLC, which invests in early-stage companies, in May 2017, of which he is the sole principal. Mr. Schmidt previously served in a variety of roles at Office Depot, Inc., an office supply retailer, from July 2007 through May 2016, including as Executive Vice President and President, International from November 2011 to May 2016, Executive Vice President, Corporate Strategy and New Business Development from July 2011 until November 2011 and President, North American Business Solutions from July 2007 until November 2011. Prior to joining Office Depot, Inc., Mr. Schmidt spent 11 years with the ACNielsen Corporation, a marketing research firm, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.

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

Nancy DiMattia has served as a director of the Company since February 2022. Ms. DiMattia has served as Chief Financial Officer of Island Stone North America, a manufacturer and supplier of natural stone and man-made tiles, from October 2022 to March 2026. Ms. DiMattia previously served as Senior Vice President and Chief Financial Officer of Tile Shop Holdings, Inc., a publicly traded specialty retailer of natural stone and man-made tiles, setting and maintenance materials, and related accessories, from September 2019 until January 2022, where she continued to serve in an advisory capacity through March 2022. She also previously provided consulting services to Tile Shop Holdings, Inc. from July 2019 until September 2019. Before joining Tile Shop Holdings, Inc., Ms. DiMattia gained over twenty-five years of experience in financial reporting and accounting processes in positions of increasing responsibility at Virginia Tile Company, a provider of ceramic, porcelain, glass and natural stone tiles, most recently serving as the Corporate Controller from 2005 until March 2019. During her tenure at Virginia Tile Company, she was responsible for establishing sound financial management, promoting effective internal accounting controls, developing and leading highly competent accounting teams, and maintaining a documented system of accounting policies and procedures. Our board believes Ms. DiMattia’s qualifications to serve as a member of our board include her retail industry experience, including her experience overseeing retail-related information technology measures and working with a customer base that includes architects and designers, and financial expertise, including managing audits, internal controls and mergers and acquisitions.

Gary N. Golden has served as a director of the Company since February 2022. Mr. Golden served as the Chief Financial Officer of Media Culture, a brand response media agency, between June 2023 and February 2026. Mr. Golden was previously employed at vcfo, which offers fractional CFO and human resources services to clients who require advisors they can trust to guide them through major changes, from April 2022 through May 2023. During 2021, Mr. Golden served as interim Chief Financial Officer of ADB Companies, which provides strategy, design, execution and program management services for the communication, utility, and technology industries. Prior to that, during 2021, Mr. Golden served as a project manager and professional services contractor for MMC Group, Inc., which offers full-service workforce solutions, and as interim controller at SportClips Haircuts. During 2020, he served as a special project auditor for WebsterRogers LLP, a South Carolina-based accounting and consulting firm that provides a broad spectrum of assurance, tax and advisory services. From 2008 to 2019, Mr. Golden served as Chief Financial Officer at NBG Home, an affiliate of Nielsen & Bainbridge, LLC and one of the largest home decor manufacturing companies and importers globally. From 2008 to 2013, Mr. Golden served as Chief Financial Officer and Professional Services Contractor for MMC Group, Inc. Mr. Golden has served in a variety of other financial and operational roles, including as Vice President, Controller of Kinko’s Inc., Senior Vice President and Corporate Controller of Blockbuster, Inc., and in controller and internal audit roles at Fuqua Industries and Qualex, Inc. Mr. Golden began his career at Arthur Andersen & Inc. Our board believes Mr. Golden’s qualifications to serve as a member of our board include his financial expertise, including his status as an “audit committee financial expert,” and his experience in the home goods and lighting industry. Mr. Golden is a Certified Public Accountant.

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

Compensation Committee

Our compensation committee consists of Ms. DiMattia, Ms. Greenstein Brayer and Mr. Golden, who is the chair of the compensation committee. The functions of the compensation committee include:

●	annually reviewing our overall compensation policy as it applies to our employees generally, and the corporate goals and objectives relevant to compensation of the Executive Chairman, Chief Executive Officer and our other executive officers;
●	reviewing and approving or recommending to the board of directors the compensation of our executive officers;
●	reviewing and approving or recommending to the board of directors our incentive compensation plans and equity-based plans;
●	reviewing and recommending to the board of directors the compensation of our non-management directors;
●	reviewing the executive compensation disclosures and, if and when required, preparing the compensation committee report required by SEC rules to be included in our annual proxy statement or Form 10-K, as applicable;
●	overseeing risks relating to our compensation policies, practices and procedures;
●	reviewing and overseeing the application of the Company’s policy for claw back, or recoupment, of incentive compensation;
●	reviewing our strategies related to human capital management, including talent acquisition, development and retention and corporate culture; and
●	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

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

Insider Trading Policies and Procedures

The board has adopted an insider trading policy (the “Insider Trading Policy”) that applies to all directors, officers and employees of the Company and its subsidiaries, as well as certain other designated persons, and provides guidelines with respect to transactions in the Company’s securities and the handling of confidential information about the Company and the companies with which the Company engages in transactions or does business, and promotes compliance with the securities laws. Among other things, the Insider Trading Policy prohibits directors, officers and employees of the Company and its subsidiaries from the following: (i) engaging in transactions in Company securities on material non-public information, subject to certain exceptions, including pursuant to an approved trading plan under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”); (ii) disclosing material non-public information to other parties (or “tipping”); and (iii) engaging in transactions in securities based on material non-public information about other companies with which the Company does business, in which the Company has significant investments, or that is involved in a potential transaction or business relationship with the Company. The Insider Trading Policy also prohibits our employees, officers and directors from engaging in hedging or monetization transactions with respect to our securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, transactions in derivative securities related to our securities, which include publicly traded call and put options, and short selling of our securities. The Insider Trading Policy additionally prohibits holding our securities in a margin account or otherwise pledging our securities as collateral, except with prior approval of the compliance officer designated under the Insider Trading Policy. Certain covered persons, including our directors and officers and their covered family members and controlled entities, are subject to blackout periods during which they are restricted from transacting in our securities and are required to receive approval from the compliance officer prior to engaging in transactions in our securities. The Insider Trading Policy also sets forth mandatory guidelines that apply to directors, officers and employees of the Company and its subsidiaries who adopt Rule 10b5-1 plans for transactions in Company securities, which are intended to ensure compliance with Rule 10b5-1. For additional information, see the Insider Trading Policy, which is included in the exhibit index to this Form 10-K and posted on the investor relations section of our website at www.skyplug.com.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires all persons subject to such reporting requirements to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us that no other reports were required, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended December 31, 2025 and through the date of this Form 10-K, except as follows: a Form 4 filed by Dov Shiff on April 2, 2025, reporting the March 27, 2025 annual grant of restricted stock and stock options pursuant to the Director Compensation Program; a Form 4 filed by Rani Kohen on December 12, 2025, reporting the December 8, 2025 grant of options; and a Form 4 filed by Dov Shiff on January 5, 2026, reporting the December 30, 2025 amendment to a convertible promissory note.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Overview

Our “named executive officers” for the year ended December 31, 2025 were:

●	Leonard J. Sokolow, Chief Executive Officer;
●	John Campi, Former Co-Chief Executive Officer; (1)
●	Rani R. Kohen, Executive Chairman;
●	Marc-Andre Boisseau, Chief Financial Officer;
●	Steven M. Schmidt, President; and
●	Patricia Barron, Chief Operations Officer.

(1) Messrs. Sokolow and Campi served as Co-Chief Executive Officers until September 30, 2025, when Mr. Campi retired as Co-Chief Executive Officer of the Company pursuant to the Company’s succession and transition plan

Our executive compensation program reflects our continued growth and development-oriented focus. We recognize that our ability to excel depends on the knowledge, skill and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement, and teamwork that rewards commitment and performance and is responsive to the needs of our employees. The principles and objectives of our compensation and benefits programs for our employees generally, and for our named executive officers specifically, include to align our compensation program with our corporate strategies, financial objectives and the long-term interests of our stockholders; retain and reward executives whose knowledge, skills and performance ensure our continued success; and ensure that total compensation is fair, reasonable and competitive. The compensation received by our named executive officers is based primarily on their experience and knowledge as well as their responsibilities and individual contributions to the Company.

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

Executive Compensation Program Components

Base Salary

Our Named Executives’ base salaries are set to align with the scope and complexity of their roles, their capabilities, and competitive market conditions.

Incentive and Bonus Compensation-Cash based and Equity Compensation Awards

We supplement our executive salaries with cash and share-based payments as additional incentive to grow our business to provide a competitive aggregate compensation package considering our size and scale. We try to prioritize share-based payments over cash-based payments incentive whenever possible.

We have an executive compensation recovery policy that provides for recoupment in the event of a restatement or misconduct to ensure accountability.

Certain named executive officers’ employment agreements also provide for the receipt of incentive and/or bonus compensation, which may be paid annually in cash and/or stock. These incentive compensation and bonus awards are designed to focus our executive officers on our business objectives of increased growth.

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

The compensation committee approved the following cash and equity awards during 2025:

On March 20, 2025, the compensation committee approved a cash bonus to Mr. Campi equal to $30,000.

On March 27, 2025, the compensation committee granted to Mr. Sokolow a five-year option to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.26 per share, which vests in three equal annual installments, beginning on the grant date, subject to continued employment through the vesting date.

On August 8, 2025, the compensation committee approved the payment of a twelve-month bonus to Mr. Boisseau equal to $75,000, payable in equal monthly installments over twelve months, beginning on September 2025 and continuing through August 2026.

On August 15, 2025, the compensation committee granted to Ms. Barron a five-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.11 per share, which vests in four equal annual installments, beginning on the grant date subject to continued employment through the applicable vesting date.

On December 8, 2025, the compensation committee granted to Mr. Kohen a five-year option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $2.42 per share, which vests in six quarterly installments of 250,000 beginning on December 31, 2025, subject to continued employment through the vesting date.

On December 15, 2025, the compensation committee granted to Mr. Sokolow 150,000 restricted stock units (“RSUs”) representing a contingent right to receive one share of the Company’s common stock which vest in three equal annual installments beginning on January 1, 2026 and a five-year option to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.15 per share, which vest in three equal annual installments beginning on January 1, 2026, subject to continued employment through the applicable vesting dates.

We may also grant equity-based sign-on bonuses when necessary and appropriate to advance our and our stockholders’ interests, including to attract or retain top executive-level talent.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non- Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John P. Campi	2025	118,750	75,000	-	-	-	137	193,887
Former Co-Chief Executive Officer	2024	150,000	45,000	-	-	-	-	195,000
Leonard J. Sokolow	2025	160,000	80,000	322,500	328,665	-	25,197	916,362
Chief Executive Officer	2024	160,000	125,000	-	-	-	21,909	306,909
Rani R. Kohen	2025	300,000	-	-	2,269,500	310,050	62,252	2,941,802
Executive Chairman	2024	300,000	-	-	-	281,384	69,256	650,640
Marc-Andre Boisseau	2025	144,000	75,000	-	-	-	23,828	242,828
Chief Financial Officer	2024	144,000	51,000	-	-	__	12,010	207,010
Patricia Barron	2025	150,000	55,750	-	387,300	-	19,866	612,916
Chief Operations Officer	2024	150,000	13,500	-	67,900	-	30,260	261,660
Steven M. Schmidt	2025	-	-	-	-	-	-	-
President	2024	-	10,300	334,750	235,530	-	-	580,580

(1)	The value of stock awards and options in this table represents the fair value of such awards granted or modified during the fiscal year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”). The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 11 to our consolidated financial statements for the year ended December 31, 2025.

(2)

During 2025: (i) Ms. Barron received options to purchase 500,000 shares of common stock at an exercise price of $1.11 per share; (ii) Mr. Kohen received options to purchase 1,500,000 shares of common stock at an exercise price of $2.42 per share; and (iii) Mr. Sokolow received options to purchase 150,000 shares of common stock at an exercise price of $1.26 per share, 150,000 RSUs, and options to purchase 150,000 shares of common stock at an exercise price of $2.15.

During 2024: (i) Ms. Barron received options to purchase 100,000 shares of common stock at an exercise price of $1.09 per share; and (ii) Mr. Schmidt received 350,000 RSUs, options to purchase 250,000 shares of common stock at an exercise price of $0.90 per share, and options to purchase 100,000 shares of common stock at an exercise price of $1.09 per share.

(3)	Non-Equity Incentive Plan Compensation reflects incentive compensation payable pursuant to each individual’s respective employment agreement, typically as a percent of the Company’s net revenue or sales earned, and in each case as described below under “Agreements with Named Executive Officers.” In March 2024, Mr. Campi and Ms. Barron each entered into a commission termination agreement, terminating the incentive compensation-related provisions in their employment agreements and agreeing no amounts would be paid pursuant to such provisions for prior periods that had not previously been paid.

(4)	All Other Compensation includes the amounts identified below for the applicable fiscal year:

Name and Principal Position	Year	Health Insurance Premiums ($)	401(k) Employer contributions ($)	Paid time-Off ($)	Car Allowance ($)(1)(2)		Total ($)
John P. Campi	2025	137	-	-	-	-	137
Former Co-Chief Executive Officer	2024	-	-	-	-	-	-
Leonard J. Sokolow	2025	25,197				-	25,197
Chief Executive Officer	2024	21,909	-	-	-	-	21,909
Rani R. Kohen	2025	25,252	-	25,000	12,000		62,252
Executive Chairman	2024	28,410	-	28,846	12,000		69,256
Marc-Andre Boisseau	2025	15,128	8,700	-	-		23,828
Chief Financial Officer	2024	4,210	7,800	-	-		12,010
Patricia Barron	2025	11,886	7,980	-	-		19,866
Chief Operations Officer	2024	10,720	7,040	12,500	-		30,260
Steven M. Schmidt	2025	-	-	-	-		-
President	2024	-	-	-	-		-

The following shows each named executive officer’s 2025 compensation separated by cash-based compensation and stock-based compensation:

Name and Principal Position	Cash-Based Compensation ($)	Stock-Based Compensation ($)	Total Compensation ($)
John P. Campi Former Co-Chief Executive Officer	193,887	-	193,887
Leonard J. Sokolow Chief Executive Officer	265,197	651,165	916,362
Rani R. Kohen Executive Chairman	672,302	2,269,500	2,941,802
Marc-Andre Boisseau Chief Financial Officer	242,828	-	242,828
Patricia Barron Chief Operations Officer	225,616	387,300	612,916
Steven M. Schmidt President

Outstanding Equity Awards at Fiscal Year End

The table below sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2025. Mr. Campi did not hold any outstanding equity awards as of December 31, 2025.

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

* Based on the closing stock price of our common stock of $2.17 on December 31, 2025, the last trading day of 2025.

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

Agreements with Named Executive Officers

John P. Campi (Former Co-Chief Executive Officer)

Prior to his retirement as Co-Chief Executive Officer on September 30, 2025, Mr. Campi was a party to an employment agreement with the Company.

Leonard J. Sokolow (Chief Executive Officer)

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

Mr. Kohen is eligible for the following supplemental bonus compensation under the Chairman Agreement (in addition to the supplemental bonus compensation described in clause (v) above): (i) options to purchase 500,000 shares of common stock at an exercise price of $6.00 per share, upon the Company achieving each of the following market capitalizations: $500.0 million, $1.0 billion, $1.5 billion and $2.0 billion; (ii) options to purchase 500,000 shares of common stock at an exercise price of $7.00 per share, upon the Company achieving each of the following market capitalizations: $3.0 billion, $4.0 billion, $5.0 billion and $6.0 billion; and (iii) options to purchase 500,000 shares of common stock at an exercise price of $8.00 per share, upon the Company achieving each of the following market capitalizations: $7.0 billion, $8.0 billion, $9.0 billion and $10.0 billion. As of December 31, 2025, the following previously vested, and expired during 2024: (i) options to purchase 1.5 million shares at an exercise price of $3.00 per share; (ii) options to purchase 500,000 shares at an exercise price of $4.00 per share; and (iii) options to purchase 1.0 million shares at an exercise price of $6.00 per share.

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

Steven M. Schmidt (President)

Effective December 20, 2024, the Company entered into a three-year employment agreement with Steven M. Schmidt, pursuant to which Mr. Schmidt agreed to serve as the Company’s President (the “Schmidt Agreement”). Subject to other customary terms and conditions of such agreements, Mr. Schmidt received the following awards as compensation for his service as President: (i) a grant of 250,000 RSUs and five-year options to purchase up to 250,000 shares of common stock, each of which vested as to 10,000 RSUs or options on December 20, 2024, with the remaining 240,000 RSUs or options vesting in equal quarterly instalments of 20,000 RSUs or options beginning on December 31, 2024; and (ii) a grant of 100,000 RSUs and five-year options to purchase up to 100,000 shares of common stock, each of which vests in two equal annual instalments on January 1, 2025 and January 1, 2026. Mr. Schmidt may receive additional equity grants or other bonus or other incentive compensation, as determined by the Company. Mr. Schmidt is also entitled to up to four weeks of vacation per year and to receive expense reimbursement for reasonable expenses, approved in advance in writing by the Company, incurred in the performance of his duties. The Schmidt Agreement includes customary confidentiality and intellectual property provisions and post-employment non-solicitation and non-competition covenants. The Schmidt Agreement provides for a term ending December 31, 2027 and may be terminated by either party at any time, for any reason, upon 30 days’ written notice or immediately and without notice in the event of any breach or default of a material term or condition of the Schmidt Agreement that is not remedied or cured within ten days after delivery of written notice thereof. Any portion of an award that has not vested as of the date Mr. Schmidt ceases to be an employee of the Company will be forfeited and terminated automatically.

Marc-Andre Boisseau (Chief Financial Officer)

Effective January 1, 2022, the Company entered into an employment agreement with Marc-Andre Boisseau, pursuant to which Mr. Boisseau agreed to serve as the Company’s Chief Financial Officer (the “Boisseau Agreement”). Subject to other customary terms and conditions of such agreement, the Boisseau Agreement provides that Mr. Boisseau: (i) receives a base salary of $144,000 per year, subject to annual review and adjustment;; and (ii) will be eligible to receive performance-based compensation in the form of a bonus, payable in equity and/or cash, as determined by the compensation committee, subject to the achievement of performance metrics and other criteria as determined by the Executive Chairman and approved by the compensation committee. Mr. Boisseau is also entitled to receive expense reimbursement for reasonable expenses, approved in writing by the Executive Chairman and Chief Executive Officer, incurred in the performance of his duties. The Boisseau Agreement also contains customary non-competition and non-solicitation covenants and does not provide for any specified severance benefits. The Boisseau Agreement provides that Mr. Boisseau’s employment is “at will,” and either party may terminate his employment at any time and for any reason, without cause, upon 90 days’ advance written notice.

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

Compensation Recovery Policy

During 2023, the board of directors adopted the Company’s Compensation Recovery Policy to comply with SEC and Nasdaq rules for the claw back of certain executive compensation in the event that we are required to prepare a restatement of our financial statements due to material noncompliance with any financial reporting requirement under the securities laws. In the event of such a restatement, the Compensation Recovery Policy provides that the compensation committee will cause the Company to promptly recover any erroneously awarded incentive-based compensation received by any covered executive officer during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement. Covered executive officers include both current and former executive officers, and incentive-based compensation includes any compensation that is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure. Financial reporting measures are those that are determined and presented in accordance with the accounting principles used in preparing our financial statements, and any measures that are derived wholly or in part from such measures. The amount required to be recovered under the Compensation Recovery Policy in the event of an accounting restatement generally will equal the amount of incentive-based compensation received by the covered executive officer that exceeds the amount of such compensation that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid. The Compensation Recovery Policy is effective with respect to covered incentive-based compensation received by a covered executive officer on or after October 2, 2023.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not schedule the grant of stock options or other equity awards in anticipation of the disclosure of material nonpublic information, and we do not schedule the disclosure of material nonpublic information based on the timing of grants of stock options or other equity awards. We have not adopted any formal policy that would require the compensation committee or the board to grant, or to avoid granting, stock options or other equity awards to our named executive officers or other employees at certain times. During the year ended December 31, 2025, we did not award options to any of our named executive officers during the period beginning four business days before and ending one business after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information, except as included in the table below. Under our Director Compensation Program (described below under the heading “Director Compensation”), annual awards of stock options and restricted stock are granted to our non-employee directors on the third trading day after the earlier of the date of the earnings release or the date the annual report is filed on Form 10-K.

Name	Grant Date	Number of securities underlying the award	Exercise price of the award ($/Share)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Rani Kohen	12/8/2025	1,500,000	$2.42	$2,269,500	-0.8%

DIRECTOR COMPENSATION

Director Compensation

Under the director compensation program approved by the board in March 2023 (the “Director Compensation Program”), for service on our board, non-employee directors receive an annual cash retainer of $30,000, paid in quarterly instalments, or, if a director elects to receive payment in shares of common stock, a single annual distribution of common stock. For 2024, shares were granted on December 31, 2024, with the number of shares granted determined based on the opening price per share of common stock on Nasdaq on December 31, 2024. Messrs. Ridge and Shiff each elected to receive their 2024 annual cash retainer in shares of common stock. For 2025, all shares will be granted on December 31, 2025, with the number of shares granted to be determined based on the opening price per share of common stock on Nasdaq on such date. Messrs. Ridge and Shiff have each elected to receive their 2025 annual cash retainer in shares of common stock. For 2026, all shares will be granted on December 31, 2026, with the number of shares granted to be determined based on the opening price per share of common stock on Nasdaq on such date. Messrs. Ridge and Shiff have each elected to receive his 2026 annual cash retainer in shares of common stock.

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

Director Compensation Table

The following table summarizes the compensation paid to each non-employee director who served during 2025. All compensation earned by Messrs. Kohen and Sokolow during 2025 has been reported in the “Summary Compensation Table” above under “Executive Compensation.”

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Nancy DiMattia	30,000	33,390	20,962	-	-	-	84,352
Gary N. Golden	30,000	22,680	14,238	-	-	-	66,918
Efrat L. Greenstein Brayer	30,000	20,160	12,666	-	-	-	62,826
Thomas J. Ridge	-	37,597	3,956	-	-	-	41,553
Dov Shiff	-	37,597	3,956	-	-	-	41,553

(1)	The table reflects the grant date fair value, as computed in accordance with Topic 718, of the restricted share awards and options granted to directors in 2025. The assumptions used to determine the valuation of the awards are discussed in Note 2 and Note 11 to our consolidated financial statements for the 2025 fiscal year. All stock options reported in the table above were granted with an exercise price of $0.79 per share and vest in twelve equal monthly instalments beginning March 2025.

There were no unvested stock awards held by non-employee directors as of December 31, 2025. The total number of unexercised option awards (vested and unvested) held by our non-employee directors as of December 31, 2025 was as follows: Ms. DiMattia, 87,500 options; Mr. Golden, 64,000 options; Ms. Greenstein Brayer, 57,000 options; Mr. Ridge, 545,000 options; and Mr. Shiff, 45,000 options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our issued and outstanding common stock as of March 18, 2026 for:

●	each of our named executive officers;
●	each of our directors;
●	all of our executive officers and directors as a group; and
●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock, Series A Preferred Stock, Series A-1 Preferred Stock or Series A-2 Preferred Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes securities that the individual or entity has the right to acquire, such as through the exercise of issued stock options or warrants, vesting of RSUs, or conversion of convertible notes or preferred stock, within 60 days of March 18, 2026. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

The percentage of beneficial ownership of common stock is based on 133,281,119 shares of common stock issued and outstanding as of March 18, 2026. The percentage of beneficial ownership of Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock is based on 200,000 shares, 253,000 shares and 60,000 shares, respectively, issued and outstanding as of March 18, 2026. The percentage of total voting power is based on the shares of common stock issued and outstanding as of March 18, 2026, plus the shares of common stock issuable upon the conversion of the Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock issued and outstanding as of March 18, 2026 based on the conversion price in effect for the preferred stock on March 18, 2026. Shares of our common stock that are subject to options or warrants exercisable, RSUs vesting, or notes or preferred stock convertible within 60 days of March 18, 2026 are deemed to be outstanding for computing the percentage ownership of common stock and total voting power of the person holding such options, warrants, RSUs, notes and/or preferred stock and the percentage ownership of any group in which the holder is a member, but are not deemed outstanding for computing the percentage of any other person, except that total voting power includes the shares of common stock issuable upon conversion of the Series A Preferred Stock, Series A-1 Preferred Stock and Series A-2 Preferred Stock in determining percentage ownership, as noted above.

Except as otherwise indicated below, the address of each beneficial owner is c/o SKYX Platforms Corp., 2855 W. McNab Road, Pompano Beach, Florida 33069.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class	Number of Shares of Series A-1 Preferred Stock Beneficially Owned	Percentage of Class	Number of Shares of Series A-2 Preferred Stock Beneficially Owned	Percentage of Class	Total Voting Power
Greater than 5% Stockholders
Dov Shiff, Director(1)	5,483,237	11.76%	-	-	-	-	-	-	10.8%
Rani R. Kohen, Executive Chairman and Director(2)	1,899,970	8.8%	-	-	-	-	-	-	8.2%
Strul Associates Limited Partnership(3)	6,763,162	4.9%	-	-	20,000	7.9%	-	-	4.9%
SKY Opportunity I LLC(4)	200,000	*	200,000	100.0%	-	-	-	-	3.1%
Steven Siegelaub(5)	3,134,534	2.3%	-	-	40,000	15.8%	-	-	2.8%
Michael and Zelene Fowler(6)	1,393	*	-	-	40,000	15.8%	52,000	86.7%	1.0%
MSD Family Partners II(7)	21	*	-	-	-	-	8,000	13.3%	*
Freeman Caribbean Investments, LLC(8)	290,000	*	-	-	20,000	7.9%	-	-	*
Harry & Brenda Mittelman Revocable Living Trust(9)	2,123,166	1.6%	-	-	14,000	5.5%	-	-	1.7%
Steven M. Schmidt, President(10)	673,664	*	-	-	20,000	7.9%	-	-	*
Directors and Named Executive Officers (not otherwise included above)						-	-	-
Leonard J. Sokolow, Co-Chief Executive Officer, Director(11)	1,784,075	1.3%	-	-	10,000	4.0%	-	-	1.4%
Marc-Andre Boisseau(12)	212,607	*	-	-	-	-	-	-	*
Thomas J. Ridge, Director(13)	1,608,193	1.2%	-	-	-	-	-	-	1.1%
Patricia Barron, Chief Operations Officer(14)	648,987	*	-	-	-	-	-	-	*
Nancy DiMattia, Director(15)	198,770	*	-	-	-	-	-	-	*
Gary N. Golden, Director(16)	128,000	*	-	-	-	-	-	-	*
Efrat L. Greenstein Brayer, Director(17)	114,000	*	-	-	-	-	-	-	*
All directors and current executive officers as a group (10 persons)(18)	32,751,503	23.6%	-	-	30,000	11.9%		-	23.2%

*	Represents beneficial ownership of less than one percent.

(1)	Based on a Form 4 and Schedule 13D/A filed by Mr. Shiff on January 2, 2026 and January 27, 2026, respectively. Includes 13,274,618 shares of common stock held by DZDLUX s.a.r.l., of which Mr. Shiff is a controlling person, 235,712 shares of common stock held by Shiff Group Assets Ltd., of which Mr. Shiff is a controlling person, 379,955 shares held by Shiff Group Investments Ltd., of which Mr. Shiff is the President and Chief Executive Officer, 1,507,952 shares of common stock held directly by Mr. Shiff, and 40,000 shares held by Mr. Shiff’s spouse. Also includes 45,000 shares of common stock underlying stock options held by or vesting to Mr. Shiff that are exercisable within 60 days of March 18, 2026. As a result of his positions at DZDLUX s.a.r.l, Shiff Group Assets Ltd. and Shiff Group Investments Ltd., Mr. Shiff may be deemed to be the beneficial owner of the shares held by such entities and have voting and dispositive power over such shares.

(2)	Based on a Form 4 and Schedule 13D/A filed by Mr. Kohen on December 12, 2025 and January 28, 2026, respectively. Includes 16,001 shares of common stock held directly by Mr. Kohen, 9,143,969 shares of common stock held by KRNB Holdings LLC and 100,000 shares of common stock held by Mr. Kohen’s family member, as well as 2,640,000 shares of common stock underlying stock options are held by or vesting to Mr. Kohen that are exercisable within 60 days of March 18, 2026. As manager of KRNB Holdings LLC, Mr. Kohen may be deemed to be the beneficial owner of the shares held by KRNB Holdings LLC and have voting and dispositive power over such shares.

(3)	Includes 416,667 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by Strul Associates Limited Partnership (“SALP”), 5,000,000 shares of common shares of common stock underlying a convertible promissory note held by SALP that are exercisable within 60 days of March 18, 2026, which contain a provision limiting the issuance of shares upon conversion to not exceed 4.99% of the Company’s issued and outstanding shares of common stock, 125,000 shares of common stock issuable upon exercise of an outstanding warrant held by SALP, 988,162 shares of common stock held by held by SALP, 325,000 shares of common stock held by Aubrey Strul, and 325,000 shares of common stock underlying stock options held by or vesting to Mr. Strul that are exercisable within 60 days of March 18, 2026. Aubrey Strul, the manager of Strul Associates LLC, the general partner of SALP, may be deemed to be the beneficial owner of the shares held by SALP and has voting and dispositive power over such shares. The address of Mr. Strul and SALP is 20320 Fairway Oaks Drive, #362, Boca Raton, Florida 33434.

(4)	Includes 4,166,667 shares of common stock issuable upon conversion of Series A Preferred Stock held by SKY Opportunity I LLC, 100,000 shares of common stock held by Lance T. Shaner or vesting within 60 days of March 18, 2026, and 100,000 options held by Mr. Shaner that are exercisable within 60 days of March 18, 2026. Mr. Shaner, the Manager of Shaner Sky LLC, which is the Manager of SKY Opportunity I LLC, may be deemed to be the beneficial owner of the shares held by SKY Opportunity I LLC and to have voting and dispositive power over such shares. The address for SKY Opportunity I LLC and Mr. Shaner is 1965 Waddle Road, State College, Pennsylvania 16803.

(5)	Includes 833,334 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by Steven Siegelaub. Also includes 831,926 shares held by Safety Investors 2014 LLC, 1,016,591 shares held by Investment 2013, LLC, 104,622 shares held by 301 Office Ventures, LLC, 87,424 shares held by Enterprises 2013, LLC, 719,521 shares held by Investment 2018 LLC, 60,000 shares held by DRS Real Estate Ventures LLC, 92,872 shares held jointly by Mr. Siegelaub and his spouse, 63,244 shares held by Mr. Siegelaub, 58,334 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Sky Technology Partners, LLC, and 100,000 shares of common stock underlying stock options held jointly by Mr. Siegelaub and his spouse that are exercisable within 60 days of March 18, 2026. As the managing member of each of 301 Office Ventures, LLC, Enterprises 2013, LLC, Investment 2013 LLC, Safety Investors 2014 LLC, Investment 2018 LLC, DRS Real Estate Ventures LLC and Sky Technology Partners, LLC, Mr. Siegelaub may be deemed to the beneficial owner of the shares held by such entities and to have voting and dispositive power over such shares. The address of Mr. Siegelaub and his affiliated entities is 361 E. Hillsboro Blvd., Deerfield Beach, Florida 33441.

(6)	Includes 833,334 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 650,000 shares of common stock issuable upon conversion of Series A-2 Preferred Stock, and 1,391 shares of common stock held by Michael and Zelene Fowler. The address of Michael and Zelene Fowler is 223 Woodland Grove Court, Westlake Village, California 91362.

(7)	Includes 100,000 shares of common stock issuable upon conversion of Series A-2 Preferred Stock, and 231 shares of common stock held by MSD Family Partners II. The address for MSD Family Partners II is 12070 Summit Circle, Beverly Hills, California 90210.

(8)	Includes 416,667 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by Freeman Caribbean Investments, LLC, 150,000 shares of common stock held by or vesting to Neil Freeman, and 140,000 options held by or vesting to Mr. Freeman that are exercisable within 60 days of March 18, 2026. Neil Freeman, the Manager of Freeman Caribbean Investments, LLC, may be deemed to be the beneficial owner of the shares held by Freeman Caribbean Investments, LLC and to have voting and dispositive power over such shares. The address of Freeman Caribbean Investments, LLC is c/o Aries Capital, 401 W. Ontario St., Suite 220, Chicago, Illinois 60654.

(9)	Includes 291,667 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by the Harry & Brenda Mittelman Revocable Living Trust, UA DTD 9/17/2007, of which Harry Mittelman and Brenda Mittelman are the trustees, 177,000 shares held by Mr. Mittelman, 100 shares held by Ms. Mittelman and 1,946,066 shares held by trusts of which Mr. Mittelman or Ms. Mittelman is the trustee or a beneficiary. The address of Mr. Mittelman, Ms. Mittelman and the trusts is 12100 Kate Drive, Los Altos Hills, California 94022.

(10)	Includes 416,667 shares of common stock issuable upon conversion of Series A-1 Preferred Stock held by Steven Schmidt, 343,664 shares of common stock held by or vesting to Mr. Schmidt, and 330,000 shares of common stock underlying stock options held by or vesting to Mr. Schmidt that are exercisable within 60 days of March 18, 2026.

(11)	Includes 208,334 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 766,615 shares of common stock held by or vesting to Mr. Sokolow, 955,000,000 shares of common stock underlying stock options held by or vesting to Mr. Sokolow that are exercisable within 60 days of March 18, 2026, and 83,334 shares of common stock issuable upon conversion of the principal amount of an outstanding convertible note held by Mr. Sokolow.

(12)	Includes 92,607 shares of common stock and 120,000 shares of common stock underlying stock options that are exercisable within 60 days of March 18, 2026, all held by Mr. Boisseau.

(13)	Includes 1,063,193 shares of common stock and 545,000 shares of common stock underlying stock options that are exercisable within 60 days of March 18, 2026, all held by or vesting to Mr. Ridge.

(14)	Includes 282,321 shares of common stock and 266,666 shares of common stock underlying stock options that are exercisable within 60 days of March 18, 2026, all held by or vesting to Ms. Barron.

(15)	Includes 111,270 shares of common stock and 87,500 shares of common stock underlying stock options that are exercisable within 60 days of March 18, 2026, all held by or vesting to Ms. DiMattia.

(16)	Includes 64,000 shares of common stock and 64,000 shares of common stock underlying stock options that are exercisable within 60 days of March 18, 2026, all held by or vesting to Mr. Golden.

(17)	Includes 57,000 shares of common stock and 57,000 shares of common stock underlying stock options that are exercisable within 60 days of March 18, 2026, all held by or vesting to Ms. Greenstein Brayer.

(18)	Includes 625,001 shares of common stock issuable upon conversion of Series A-1 Preferred Stock, 27,478,877 shares of common stock issued or vesting, 5,210,166 shares of common stock underlying stock options that are exercisable within 60 days of March 18, 2026, and 83,334 shares of common stock issuable upon the conversion of the principal amount of outstanding convertible notes.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

Stock Incentive Plan Information

The following table sets forth equity compensation plan information as of December 31, 2025:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	36,349,790	$6.80	9,707,945
Equity compensation plans not approved by security holders(4)	248,110	$1.40	-
Total	36,597,900	$6.80	9,707,945

(1)	Includes 36,349,790 shares of common stock issuable upon exercise of stock options and RSUs granted pursuant to our stock incentive plans and to our Executive Chairman under his employment agreement, all of which were approved by our security holders, at a weighted average exercise price of $6.81 per share, which includes: (a) 1,100,000 shares of common stock issuable upon exercise of stock options granted under the 2015 Stock Incentive Plan; (b) 2,738,500 shares of common stock issuable upon exercise of stock options granted under the 2018 Plan; (c) 11,972,286 shares of common stock issuable upon exercise of stock options granted under the 2021 Plan; (d) 4,539,004 shares of common stock issuable upon vesting of RSUs granted under the 2021 Plan; and (e) 16,000,000 shares of common stock issuable to our Executive Chairman upon vesting and exercise of performance-based stock options granted to our Executive Chairman pursuant to his employment agreement.

(2)	The 2015 Stock Incentive Plan and 2018 Plan were previously replaced and terminated by the 2018 Plan and the 2021 Plan, respectively, and, as such, no securities remained available for issuance under such plans as of December 31, 2025 and no further awards will be granted under such plans. However, all outstanding awards will continue to be governed by their existing terms. All shares available for future issuance are under the 2021 Plan.

(3)	Excludes the restricted stock and RSUs referred to in footnote 1 because they have no exercise price.

(4)	Includes 148,110 shares of common stock issuable upon vesting of shares of restricted stock and 100,000 shares of common stock issuable upon exercise of stock options, granted by the Company’s board of directors in connection with services agreements.

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

Transactions with related persons

The following is a description of transactions or series of transactions since January 1, 2024, to which we were or will be a party, in which:

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

Preferred Stock

pursuant to which such investors purchased an aggregate of 240,000 shares of Series A-1 Preferred Stock, at a purchase price of $25.00 per share, and 200,000 shares of Series A Preferred Stock, at a purchase price of $25.00 per share. During 2025, the Company entered into securities purchase agreements pursuant to which accredited investors purchased 154,000 shares of Series A-1 Preferred Stock and 60,000 shares of Series A-2 Preferred Stock, at a purchase price of $25.00 per share. The investors in the private placements have certain registration rights. The Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock have substantially the same terms. All series of preferred stock have an original issue price of $25.00 per share and are convertible at any time, at the holder’s option, into shares of the Company’s common stock at an adjusted conversion price of $1.20 per share for the Series A Preferred Stock and Series A-1 Preferred Stock (or approximately 20.83 shares of common stock for each share of Series A or A-1 Preferred Stock) or $2.00 per share for the Series A-2 Preferred Stock (or 12.5 shares of common stock for each share of Series A-2 Preferred Stock), subject to adjustment provisions. The terms of the preferred stock provide for cumulative dividends at an annual rate of 8% of the original issue price of $25.00 per share, payable quarterly in arrears; in the event the full cumulative dividends are not paid on a dividend payment date, dividends will accrue on the sum of the original issue price, plus the amount of unpaid dividends, at an annual rate of 12%, until such date as the Company has paid all previously accrued but unpaid dividends. Dividends on Series A Preferred Stock and Series A-1 Preferred Stock are payable in cash. The dividends on Series A-2 Preferred Stock may be paid in cash, or up to 50% of the dividend may be paid in shares of the Company’s common stock, valuing the common stock based on the average closing price per share for the 10 trading days immediately prior to the dividend record date, at the Company’s election, or the full dividend may be paid in shares of Common Stock upon agreement by the Company and the holder. Notwithstanding the foregoing, upon a conversion any accrued and unpaid dividends are payable in shares of the Company’s common stock at the conversion price of the preferred stock being converted. Holders of the preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis. Until October 4, 2026, the preferred stock is subject to mandatory conversion by the Company upon the occurrence of certain specified events. In addition, the Company may redeem the Series A Preferred Stock and Series A-1 Preferred Stock for cash upon the occurrence of certain events or at any time beginning October 4, 2029 and October 4, 2027, respectively. The preferred stock has no expiration date.

The table below sets forth the officers and holders of 5% of more of the Company’s common stock that participated in the offerings, the number of shares of Series A-1 Preferred Stock purchased, and the aggregate purchase price:

Name of Related Party	Shares of Series A-1 Preferred Stock Purchased	Aggregate Purchase Price
Leonard J. Sokolow – Chief Executive Officer and director of the Company	10,000	$250,000
John P. Campi – Former Co-Chief Executive Officer of the Company	10,000	$250,000
Steven M. Schmidt – President of the Company	20,000	$500,000

The Company paid dividends to the following parties during 2025:

Name of Related Party
SKY Opportunity LLC	$400,000

Notes Payable

2020 Notes

During 2020, certain related parties entered into securities purchase agreements with the Company, pursuant to which each agreed to purchase a three-year subordinated convertible promissory note. In March 2024, certain of these related parties entered into an amendment to the note, effective as of the original maturity date of the respective note, which, among other things, extended the maturity date of the note to May 16, 2025. Subject to other customary terms, the note accrues interest at a rate of 6% per annum, or, as amended, 10% per annum effective as of January 1, 2024, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the note is convertible at the option of the holder into shares of common stock at a conversion price of $15.00 per share, or, as amended, $3.00 per share. Upon notice to the holder, the Company may prepay, in whole or in part, the outstanding balance of the note at any time prior to the maturity date; provided that the holder has the right to convert the note into shares of common stock in lieu of prepayment. Upon the occurrence of certain events of default and written notice from the holder, the note will become immediately due and payable and, until paid in full, will bear interest at a rate of 12% per annum. The following table lists the related parties, the remaining principal amount of the note purchased, and the maturity date of the note. In December 2025, the Company entered into an amendment to a convertible promissory note with a principal amount of $600,000 payable to Shiff Group Investments Ltd., which is controlled by Dov Shiff, a director and greater than 5% holder of the Company’s common stock, following which the principal amount, together with accrued interest of $235,900, was converted into 379,955 shares of the Company’s common stock. No interest was paid to Mr. Sokolow and Mr. Campi during 2025.

Name of Related Party	Principal Amount Purchased	Maturity Date
Leonard J. Sokolow - Chief Executive Officer and director of the Company	$250,000	May 16, 2025
John P. Campi – Former Chief Executive Officer	$250,000	May 16, 2025

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transactions policy, which sets forth the policies and procedures for the review and approval or ratification of related person transactions. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions, arrangements or relationships between us and related persons in which the aggregate amount involved in any fiscal year exceeds or may be expected to exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as an executive officer, director, nominee for director or greater than 5% beneficial owner of any class of our voting securities in each case since the beginning of the most recently completed fiscal year, and their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2025 and 2024 by our independent auditors, M&K CPAs, PLLC:

	2025	2024
Audit Fees(1)	$182,200	$185,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$182,200	$185,000

(1)	Audit fees represent amounts billed for professional services rendered for the audit and/or review of our consolidated financial statements. For 2024 and 2025, it includes fees related to professional services rendered in connection with the issuance of consents related to Registration Statements on Form S-3 and Form S-8.

Pre-Approval Policy

Pursuant to the Audit Committee Charter, the audit committee is required to pre-approve the audit and non-audit services performed by our independent auditors. Notwithstanding the foregoing, separate audit committee pre-approval is not required (a) if the engagement for services is entered into pursuant to pre-approval policies and procedures established by the audit committee regarding our engagement of the independent auditor (the “Pre-Approval Policy”) as to matters within the scope of the Pre-Approval Policy or (b) for de minimis non-audit services that are approved in accordance with applicable SEC rules. For fiscal year 2025, all services performed by our independent auditors were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Audited Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	F-3
Audited Consolidated Statements of Operations for the Years ended December 31, 2025 and 2024	F-4
Audited Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024	F-5
Audited Consolidated Statements of Stockholders’ Equity ( Deficit) for the Years ended December 31, 2025 and 2024	F-6
Notes to Audited Financial Statements	F-7

(a)(2) Financial Statement Schedules

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibit Index

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.8	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective May 2, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025).
3.9	Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 2, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
3.10	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 23, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report filed with the SEC on January 2, 2026).
3.11	Third Amended and Restated Bylaws of the Company (effective March 21, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2025).
4.1	Description of the Company’s Registered Securities (filed herewith).
4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.1+	Form of Securities Subscription Agreement and Warrant used in 2021 Private Placements (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.2*	2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.3*	Form of Stock Option Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.4*	Form of Stock Award Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.5*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.6*	Form of Stock Option Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.7*	Form of Stock Award Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.8*	Executive Employment Agreement, dated September 1, 2019, between the Company and John P. Campi (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.9*	Executive Employment Agreement, dated September 1, 2019, between the Company and Patricia Barron (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.10+	Form of Stock Purchase Agreement between the Company and Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.11	Form of Securities Purchase Agreement related to Purchase of Subordinated Convertible Balloon Promissory Note, including form of Subordinated Convertible Balloon Promissory Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.12	Form of Amendment No. 1 to Subordinated Convertible Balloon Promissory Note, dated March 29, 2024 (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.13+	Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of April 13, 2020 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.14	Amendment to the Paycheck Protection Term Note, effective June 5, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.15+	Second Draw Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of February 3, 2021 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.16+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.17	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of June 24, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.18	Security Agreement, dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.19*	Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.20*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.21*	Form of Incentive Stock Option Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.22*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.23*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.24*	Form of Incentive Stock Option Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.25*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.26*	Form of Restricted Share Unit Award Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.27*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.28*	Form of Restricted Share Unit Award Agreement (three-year vesting) (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.29*	Form of Restricted Share Unit Award Agreement (one year vesting) (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.30*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.31*	Form of Cash Retention Incentive Agreement (April 2023) (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.32*	Executive Chairman Agreement, effective as of January 1, 2022, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.33*	Chief Financial Officer Agreement, effective as of January 1, 2022, between the Company and Marc-Andre Boisseau (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.34	Representative’s Warrant, dated February 9, 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.35+†	Sublease Agreement, executed as of April 28, 2022, by and between the Company and Sicart Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022).
10.36+	Lease Agreement, by and between 400 Biscayne Commercial Owner, L.P., as Landlord and the Company, as Tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).
10.37+	Form of Securities Purchase Agreement, dated February 6, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.38	Form of Subordinated Secured Convertible Promissory Note, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.39	Form of Common Stock Purchase Warrant, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.40+	Form of Securities Purchase Agreement, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.41	Form of Subordinated Secured Convertible Promissory Note, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.42	Form of Common Stock Purchase Warrant, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.43	Letter Agreement, effective as of April 27, 2023, between SKYX Platforms Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).
10.44	Form of Closing Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.45	Sales Agreement by and between SKYX Platforms Corp. and The Benchmark Company, LLC, dated May 26, 2023 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.46*	Executive Employment Agreement, dated September 12, 2023, by and between SKYX Platforms Corp. and Leonard J. Sokolow (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).
10.47+	Line of Credit Promissory Note, Business Loan Agreement (Asset Based), and Commercial Security Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower and grantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).

10.48+	Term Loan Promissory Note and Business Loan Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.49	Commercial Guaranty, signed September 18, 2023, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.50†	Licensing Master Services Agreement, signed December 4, 2023, between SKYX Platforms Corp. and GE Technology Development, Inc., and Letter Agreement relating to Trademark License Agreement, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023.
10.51*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and John Campi (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.52*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and Patricia Barron (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.53	Letter Agreement to the Stock Purchase Agreement, as amended, dated March 29, 2024, by and among SKYX Platforms Corp., Mihran Berejikian, Nancy Berejikian and Michael Lack, and form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.54	Form of Amendment No.1 to SKYX Platforms Corp. Convertible Promissory Note (effective June 30, 2025) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.55	Amendment of Letter Agreement relating to Trademark License Agreement, dated April 11, 2024, among SKYX Platforms Corp., SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.56	Convertible Promissory Note, dated April 11, 2024, issued to GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024.)
10.57	Business Loan Agreement (Asset Based), signed September 23, 2024, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.58	Commercial Guaranty, signed September 23, 2024, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.59+	Form of Securities Purchase Agreement for Series A Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.60+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.61*	Employment Agreement, dated as of December 20, 2024, by and between SKYX Platforms Corp. and Steven Schmidt (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024).
10.62+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated March 11, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025).
10.63+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated April 7, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).
10.64	Subordinated Secured Promissory Note, dated September 2, 2025 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025).
10.65+	Securities Purchase Agreement, dated September 2, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025).
10.66	Form of Subordinated Secured Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.67	Form of Amendment No. 1 to Subordinated Secured Promissory Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.68+	Securities Purchase Agreement, dated October 17, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.69+	Form of Securities Purchase Agreement for Series A-2 Preferred Stock, dated December 5, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
10.70	Amendment No. 1 to Subordinated Convertible Balloon Promissory Note, dated December 30, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).
10.71+	Form of Securities Purchase Agreement for Series A-2 Preferred Stock, dated December 30, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).
10.72+	Form of Securities Purchase Agreement for Common Stock, dated January 7, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.73	Placement Agency Agreement, dated January 23, 2026, by and between SKYX Platforms Corp. and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026).
10.74	Form of Securities Purchase Agreement, dated January 23, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026).
19.1	SKYX Platforms Corp. Insider Trading Policy (last revised March 2023) (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	SKYX Platforms Corp. Compensation Recovery Policy (adopted August 2023) (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith).

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

SKYX PLATFORMS CORP.

By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Chief Executive Officer and Director
Date:	March 26, 2026

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Leonard J. Sokolow, Chief Executive Officer, and Marc-Andre Boisseau, Chief Financial Officer, and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard J. Sokolow	Chief Executive Officer and Director	March 26, 2026
Leonard J. Sokolow	(Principal Executive Officer)

/s/ Marc-Andre Boisseau	Chief Financial Officer	March 26, 2026
Marc-Andre Boisseau	(Principal Financial and Accounting Officer)

/s/ Rani R. Kohen	Director, Executive Chairman of the Board	March 26, 2026
Rani R. Kohen

/s/ Nancy DiMattia	Director	March 26, 2026
Nancy DiMattia

/s/ Gary N. Golden	Director	March 26, 2026
Gary N. Golden

/s/ Efrat L. Greenstein Brayer	Director	March 26, 2026
Efrat L. Greenstein Brayer

/s/ Dov Shiff	Director	March 26, 2026
Dov Shiff

FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SKYX Platforms Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SKYX Platforms Corp (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of operation, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be easily substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern. Based on the audit procedures performed, we found that management’s conclusion that its plans alleviate the substantial doubt to be reasonable.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

The Woodlands, TX

March 26, 2025

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$8,052,621	$12,639,441
Accounts receivable	1,891,488	2,415,314
Inventory	4,250,168	3,785,346
Deferred cost of revenues	-	223,214
Prepaid expenses and other assets	1,206,639	1,311,135
Total current assets	15,400,916	20,374,450

Long-term assets:
Property and equipment, net	1,347,640	545,333
Restricted cash	2,050,000	2,861,054
Right of use assets	17,502,685	19,750,030
Intangibles, definite life	5,051,949	5,994,373
Goodwill	16,157,000	16,157,000
Other assets	205,044	204,807
Total long term assets	42,314,318	45,512,597

Total assets	$57,715,234	$65,887,047

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$16,014,585	$13,235,221
Notes payable	356,474	4,011,168
Operating lease liabilities	2,589,994	2,350,868
Royalty obligations	1,300,000	800,000
Deferred revenues	2,082,622	1,495,846
Convertible notes related parties	350,000	950,000
Convertible notes	1,884,347	3,292,408
Total current liabilities	24,578,022	26,135,511

Long term liabilities
Long term accounts payable	552,354	1,044,708
Notes payable	145,022	504,129
Operating lease liabilities	17,791,453	20,376,498
Royalty obligations	-	900,000
Convertible notes	14,236,769	7,872,773
Total long-term liabilities	32,725,598	30,698,108

Total liabilities	57,303,620	56,833,619
Mezzanine equity
Series A Preferred Stock-shares authorized 400,000, outstanding 200,000 and 200,000	5,000,000	5,000,000
Stockholders’ Equity (deficit)
Series A-1 Preferred Stock-shares authorized 480,000, outstanding 292,000 and 240,000	7,124,167	6,000,000
Series A-2 Preferred Stock-shares authorized 160,000, outstanding 60,000 and -	1,500,000	-
Common stock and additional paid-in-capital: shares authorized 500,000,000 outstanding 117,666,800 and 103,358,975	203,046,051	179,837,253
Accumulated deficit	(216,258,604)	(181,783,825)
Total stockholders’ equity (deficit)	(4,588,386)	4,053,428

Total Liabilities and Stockholders’ Equity (deficit)	$57,715,234	$65,887,047

The accompanying notes are an integral part of the consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended December 31,
	2025	2024

Revenue	$92,009,949	$86,276,876

Operating expenses
Cost of revenues	64,173,870	61,682,934
Selling and marketing expenses	25,701,665	25,353,172
General and administrative expenses	31,246,804	31,353,009
Total expenses, net	121,122,339	118,389,115

Loss from operations	(29,112,390)	(32,112,239)
Other expenses
Interest expense - related party	119,486	151,900
Interest expense, net	4,183,728	3,904,005
Gain on extinguishment of debt	-	(400,000)
Total other expenses, net	4,303,214	3,655,905

Net loss	(33,415,604)	(35,768,144)

Preferred dividends - related party	80,000	20,000
Preferred dividends	979,175	192,667
Net loss attributed to common stockholders	$(34,474,779)	$(35,980,811)

Net loss per share - basic and diluted	$(0.32)	$(0.36)

Weighted average number of common shares outstanding – basic and diluted	108,757,074	99,766,866

The accompanying notes are an integral part of the consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AUDITED)

	For the year ended December 31,
	2025	2024

Shares of preferred stock ( Series A-1)
Balance, beginning of year	240,000	-
Preferred stock Conversion to common	(102,000)	-
Preferred stock issued pursuant to offerings	154,000	240,000
Balance, end of year	292,000	240,000

Preferred stock ( Series A-1)
Balance, beginning of year	$6,000,000	$-
Preferred stock Conversion to common	(2,550,000)	-
Preferred stock issued pursuant to offerings	3,674,167	6,000,000
Balance, end of year	$7,124,167	$6,000,000

Shares of preferred stock ( Series A-2)
Balance, beginning of year	-	-
Preferred stock Conversion to common	-	-
Preferred stock issued pursuant to offerings	60,000	-
Balance, end of year	60,000	-

Preferred stock ( Series A-2)
Balance, beginning of year	$-	$-
Preferred stock Conversion to common	-	-
Preferred stock issued pursuant to offerings	1,500,000	-
Balance, end of year	$1,500,000	$-

Shares of common stock
Balance, beginning of year	103,358,975	93,473,433
Common stock issued pursuant to offerings	4,243,123	3,535,067
Common stock issued pursuant to acquisition	-	1,853,421
Common stock issued pursuant to conversion of preferred stock	1,958,336	-
Common stock issued pursuant to preferred dividends	30,842
Common stock issued pursuant to conversion of notes	272,728	-
Common stock issued pursuant to conversion of accrued interest	433,073	-
Common stock issued pursuant to exercise of options	1,001,492	128,023
Common stock issued pursuant to services	6,368,231	4,369,031
Balance, end of year	117,666,800	103,358,975

Common stock and paid-in capital
Balance, beginning of year	$179,837,253	$162,025,024
Common stock issued pursuant to offerings	5,424,368	4,330,295
Common stock issued pursuant to conversion of preferred stock	2,550,000	-
Common stock issued pursuant to preferred dividends	38,559	-
Common stock issued pursuant to conversion of notes	600,000	-
Common stock issued pursuant to conversion of accrued interest	615,291	-
Common stock issued pursuant to exercise of options	420,000	7,501
Common stock issued pursuant to services	13,560,580	13,474,433
Balance, end of year	$203,046,051	$179,837,253

Accumulated Deficit
Balance, beginning of year	$(181,783,825)	$(145,803,014)
Preferred dividends	(1,059,175)	(212,667)
Net loss	(33,415,604)	(35,768,144)
Balance, end of year	$(216,258,604)	$(181,783,825)

Total Stockholders’ Equity (deficit)	$(4,588,386)	$4,053,428

The accompanying notes are an integral part of the consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year ended December 31,
	2025	2024
Operations:
Net loss	$(33,415,604)	$(35,768,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,320,338	4,066,957
Amortization of debt discount	1,113,996	1,211,974
Impairment of intangible assets	-	1,118,750
Non-cash equity-based compensation expense	13,560,580	13,474,433
Gain on forgiveness of debt	-	(400,000)
Equity-based payment of interest	615,291	-
Change in operating assets and liabilities
Inventory	(464,823)	(359,612)
Accounts receivable	523,826	969,662
Prepaid expenses and other assets	104,256	(628,461)
Deferred charges	223,214	1,231
Deferred revenues	586,776	20,327
Operating lease liabilities	(2,345,919)	(2,101,316)
Royalty obligation	(400,000)	(800,000)
Accounts payable and accrued expenses	2,287,010	933,829
Net cash used in operating activities	(13,291,059)	(18,260,370)

Investing:
Purchase of property and equipment	(1,932,873)	(981,428)
Acquisition, net of cash acquired	-	(750,000)
Net cash used in investing activities	(1,932,873)	(1,731,428)

Financing:
Proceeds from issuance of common stock - offerings	5,584,390	4,426,222
Placement cost	(335,855)	(88,426)
Dividends paid	(1,020,616)	-
Proceeds from line of credit	-	500,000
Proceeds from issuance of preferred stock-related parties	-	1,000,000
Proceeds from issuance of preferred stocks	5,350,000	10,000,000
Proceeds from exercise of options	420,000	-
Proceeds from issuance of convertible notes	5,250,000	-
Principal repayments of notes payable	(5,421,861)	(2,775,756)
Net cash provided by financing activities	9,826,058	13,062,040

Change in cash and cash equivalents, and restricted cash	(5,397,874)	(6,929,758)
Cash, cash equivalents and restricted cash at beginning of the year	15,500,495	22,430,253
Cash, cash equivalents and restricted cash at end of year	$10,102,621	$15,500,495

Cash paid during the year for:
Interest	$3,872,214	$3,281,597
Taxes	-	-
Supplementary disclosure of non-cash financing activities:
Preferred stock conversion to common	$2,550,000	$-
Substitution of royalty payable to convertible note	-	1,000,000
Substitution of consideration payable to convertible note	600,000	3,117,408
Right-of-use assets and operating lease liabilities	-	662,698
Accrued dividends payable	$36,444	$212,667

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

The Company has a series of advanced-safe-smart platform technologies. The Company’s first-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged-in to a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hardwired electrical products. In recent years, the Company has expanded the capabilities of its power-plug product, to include its second generation advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. The Company’s third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings.

Since April 2023, the Company also markets home lighting, ceiling fans and other home furnishings from third parties.

Going Concern

The Company’s liquidity sources include $10.10 million in cash and cash equivalents, including restricted cash of $2.05 million held for long-term purposes. The Company also generated net proceeds of $29.3 million from the issuance of shares of its common stock during January 2026. While the Company has a history of operating losses, it has enough liquidity sources as of December 31, 2025, together with net proceeds generated in January 2026, to alleviate substantial doubt about its ability to continue as a going concern.

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

Reclassifications

For comparability, reclassifications of certain prior-year balances were made in order to conform with current-year presentations, such as costs of internal-use software reclassified as intangible assets which were previously included in property and equipment.

Basis of Consolidation

The consolidated financial statements include the results of the Company and all its subsidiaries, including SQL Lighting and Fans LLC, Belami, Inc., BEC, CA 1, Inc. (through December 31, 2024), BEC CA 2, LLC, Luna BEC (through December 31, 2024), Inc., and Confero Group LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and restricted cash.

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company’s cash composition was as follows:

	December 31, 2025	December 31, 2024

Cash and cash equivalents	$8,052,621	$12,639,441
Restricted cash	2,050,000	2,861,054
Total cash, cash equivalents and restricted cash	$10,102,621	$15,500,495

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2022 to use as collateral for certain obligations to one of its lessors which was further reduced to $2.0 million during 2025. The letter of credit was issued by a financial institution and was secured by cash of $2.05 million and $2.8 million as of December 31, 2025, and December 2024, respectively.

Customer Contracts Balances

Accounts receivables are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivables are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. The Company’s allowance for doubtful accounts was $22,668 and $12,147 as of December 31, 2025, and 2024, respectively. The Company determines an allowance for sales returns based upon historical experience.

The Company’s allowance for sales returns was $284,469 and $242,515 as of December 31, 2025, and 2024, respectively, and is recorded as an accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. The deferred revenues amounted to $2,082,622, and $1,495,846 as of December 31, 2025, and 2024, respectively.

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

	December 31, 2025	December 31, 2024
Inventory, component parts	$2,413,821	$1,901,922
Inventory, finished goods	3,136,347	3,183,424
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$4,250,168	$3,785,346

The Company maintains an allowance based on specific inventory items that have shown no activity over a reasonable period. The Company tracks inventory as it is repurposed, disposed, scrapped, or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method.

Furniture and Equipment

Furniture and equipment are stated at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Management determined that there was no impairment of the Company’s intangible assets as of December 31, 2025.

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

Management determined that there was no impairment of the Company’s goodwill as of December 31, 2025.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques, are assigned to a hierarchical level.

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

As of December 31, 2025, the Company had a sufficient number of authorized shares of common stock to accommodate the conversion features on Series A, A-1 and A-2 Preferred Stock, warrants, options, and convertible notes. These shares have been reserved for issuance by the Company, and accordingly, no derivative liability has been recognized.

Distinguishing Liabilities from Equity

The Company evaluates at each measurement date the proper classification of its liabilities and equity accounts. The Company has evaluated how it should classify its Series A, A-1 and A-2 Preferred Stock issued in the year 2025. The Company has determined that the Series A, A-1 and A-2 Preferred Stock should not be classified as liabilities as of December 31, 2025. The designation of Series A includes provisions that under certain contingent circumstances outside of liquidation, the holders of the Series A Preferred Stock control whether they could receive cash consideration. Management determined that based on these provisions, the Series A Preferred Stock should be classified as temporary equity. Management determined the Company controls the contingent circumstances under which the holders of Series A-1 and A-2 would be granted cash consideration outside of liquidation, and , accordingly, classified Series A-1 and A-2 Preferred Stock as permanent equity.

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

The Company records reductions to revenue for estimated customer sales returns and replacements, net of sales tax. The Company receives rebate and cooperative allowances based on a percentage of periodic purchases from certain vendors. These vendor considerations are reflected as a reduction of cost of revenues. The vendor considerations, the rights of returns and replacements are based upon estimates that are determined by historical experience, contractual terms, and current market conditions. The primary factors affecting the Company’s accrual for estimated customer return rights include estimated customer return rates as well as the number of units shipped that have a right of return that have not expired as of the measurement date.

Cost of Revenues

Cost of revenues represents costs directly related to produce, acquiring and source inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include the costs of purchased products, inbound freight, and custom duties.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for fiscal 2025.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. The Company recognized net loss and a dilutive net loss during 2025 and 2024, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents at December, 2025 and 2024:

	December 31, 2025	December 31, 2024
Stock warrants	1,588,417	1,523,667
Stock options	31,838,322	32,493,392
Unvested restricted stock	4,988,817	6,278,370
Convertible notes	14,863,205	6,063,890
Preferred stock	10,999,997	5,500,000
Anti-dilutive securities	64,278,758	51,859,319

Recently Issued Accounting Pronouncements

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. We adopted this standard in 2024. The impact of this standard is only on the Company’s segment disclosures.

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

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Equipment and furniture	$924,266	$924,627
Leasehold improvements	1,400,859	360,003
Total	2,325,125	1,284,630
Less: accumulated depreciation	(977,485)	(739,297)
Total, net	$1,347,640	$545,333

Depreciation expenses amounted to $238,188 and $68,022 during 2025 and 2024, respectively.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		December 31, 2025			December 31, 2024
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(1,607,143)	$2,892,857	$4,500,000	$(1,071,428)	$3,428,572
E-commerce technology platforms	1 - 4	3,097,040	(1,482,974)	1,614,066	2,204,660	(243,744)	1,960,916
Patents and other	15	931,831	(386,805)	545,026	931,831	(326,946)	604,885
		$8,528,871	$(3,476,922)	$5,051,949	$7,636,491	$(1,642,118)	$5,994,373

Amortization expense on intangible assets was $1,834,804 and $1,832,568 during 2025 and 2024, respectively.

During the quarter ended September 30, 2024, the Company evaluated the effectiveness of the E-commerce technology platforms it acquired in 2023. Management determined that revenues could increase without increasing its operating expenses (and potentially decrease its general and administrative expenses) using a different E-commerce technology platform. Management believes it will discontinue using its legacy platforms by October 1, 2025. Accordingly, the estimated useful life of its legacy platforms decreased from 4 to 1 year. The reduced estimated useful life of the intangible asset indicated a possible impairment of the carrying value of such intangible. Management prepared, with a third-party firm, an analysis of the future cash flows related to the legacy platform and determined that, as of September 30, 2024, such future cash flows were lower than the carrying value of the related intangible asset. Accordingly, management believes that its legacy platforms’ carrying value was impaired. Based on the future estimated discounted cash flows, Management believes that the carrying value of the legacy platforms should be $1.4 million. Accordingly, management recorded an impairment expense of $1.1 million and adjusted the carrying value of its legacy platform to $1.4 million as of and during the quarter ended September 30, 2024.

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended December 31:
2026	1,381,516
2027	1,372,060
2028	864,363
2029	701,983
2030	271,305

NOTE 5 DEBTS

The following table presents the details of the principal outstanding:

	December 31, 2025	December 31, 2024	APR on December 31, 2025	Maturity	Collateral
Convertible Notes (b,c,)	$18,834,348	$15,592,408	0.00 – 10.00%	September 2023- October 2030	Substantially all Company assets
Notes payable to financial institutions and others (a)	501,495	4,515,297	3.75-8.5%	August 2025- November 2052	Substantially all Company assets

Total	$19,335,843	$20,107,705
Unamortized debt discount	(2,363,231)	(3,477,227)
Debt, net of Unamortized debt Discount	$16,972,612	$16,630,478

	For the year ended December 31,
	2025	2024

Interest expense	$1,747,055	$4,055,905

As of December 31, 2025, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended December 31, 2026	$2,594,529
Twelve months ended December 31, 2027	1,703,847
Twelve months ended December 31, 2028	3,994
Twelve months ended December 31, 2029	4,146
Twelve months ended December 31, 2030 and thereafter	15,029,327
Total	$19,335,843

a)	Included in Convertible Notes are loans provided to the Company from two directors and an officer. The notes each have the following terms: three-year subordinated convertible promissory note of principal face amounts. Subject to other customary terms, a convertible promissory note with a principal amount of $600,000 payable to a director, together with accrued interest of $235,900, was converted into 379,955 shares of the Company’s common stock. The other remaining convertible promissory notes matured in May 2025, bear interest at an annual rate of 10% thereafter, which is payable annually in cash or common stock, at the holder’s discretion. At any time after issuance and prior to or on the maturity date, the notes are convertible at the option of the holder into shares of common stock at a conversion price of $3 per share.

During 2023, the Company issued convertible promissory notes. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.7 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $1,113,996 and $835,496 as amortized debt discount during the year ended December 31, 2025, and 2024, respectively, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations.

b)	In March 2024, and as amended in June 2025, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the Belami stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,909 in cash due to the sellers in monthly principal and interest payments of $300,000 beginning in July 2025 until fully paid in January 2026. The notes are convertible at $3 per share of common stock.

Additionally, the convertible promissory notes include a $1 million note payable to GE issued in April 2024. The convertible note is due in April 2027, does not bear interest and is convertible at a price of $1.07 per share.

c)	During 2025, the Company consolidated convertible notes aggregating $9.1 million with convertible notes generating proceeds of $5.2 million. The terms are substantially the same with the exception of the convertible rate which is $1.20 per share of the Company’s common stock.

NOTE 6 OPERATING LEASE LIABILITIES

In April 2022, the Company entered into a 58-month lease related to certain office and showroom space pursuant to a sublease that expires in February 2027. The Company recognized a right-of-use asset and a liability of $1,428,764 pursuant to this lease.

In September 2022, the Company entered a 124-month lease related to its future headquarters offices and showrooms space. The Company recognized a right-of-use asset and a liability of $22,192,503 pursuant to such lease. In connection with the execution of lease, the Company was required to provide the landlord with a letter of credit in the amount of $2.7 million, which is secured by the same amount of cash. In January 2024, the Company entered into a 35-month lease related to its Sacramento office. The Company recognized a right-of-use asset and a liability of $ 662,696 pursuant to such lease.

The following table outlines the total lease cost for the Company’s operating leases as well as weighted average information for these leases as of December 31, 2025, and 2024 respectively:

	For the year ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$2,345,919	$2,101,316
Rights-of-use obtained in exchange for new operating lease liabilities	-	662,696
Fixed rent payments	3,136,161	2,703,789
Lease - Depreciation expense	$2,020,500	$2,127,319
Weighted-average discount rate	6.48%	6.45%
Weighted-average remaining lease term (in months)	84	95

Minimum Lease obligation

Twelve months ended December 31, 2026	$2,589,994
Twelve months ended December 31, 2027	2,288,363
Twelve months ended December 31, 2028	2,471,537
Twelve months ended December 31, 2029	2,736,000
Twelve months ended December 31, 2030, and thereafter	10,295,553
Total	$20,381,447

NOTE 7 ROYALTY OBLIGATIONS

The Company had a license agreement with General Electric (“GE”) which provided, among other things, for rights to market certain of the Company’s products displaying the GE brand in consideration of royalty payments to GE. The agreement expired in 2023.

The Company owes $1.3 million to GE pursuant to the license agreement as of December 31, 2025. The payments associated with this debt are payable in quarterly tranches aggregating $1.3 million during the year 2026.

The Company owed an additional amount of $1.4 million pursuant to its agreements with GE. During April 2024, GE and the Company agreed to reduce such additional amount by $400,000 in exchange for the issuance of a convertible promissory note of $1 million.

NOTE 8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Accrued interest, convertible notes	$552,354	$1,044,708
Accrued dividends	249,111	212,667
Trade payables	14,533,064	10,043,423
Accrued compensation	1,232,410	2,979,131
	$16,566,939	$14,279,929

NOTE 9 INCOME TAXES

The Company has not paid or incurred any income taxes liabilities during 2025 and 2024 due to its net operating losses. State taxes are apportioned through 47 states. The states in which the apportionment are greatest are California and Florida, which comprise 22% of the effective state and local effective tax rate.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2025, and December 31, 2024 were approximately as follows:

	For the year ended December 31,
	2025	2024
Net operating loss carryforward	34,436,504	$28,458,816
Stock-based compensation	3,930,195	2,707,630
Rights of use assets	(4,429,142)	(5,023,531)
Operating lease liabilities	5,157,627	5,634,917
Other	933,102	487,722
Less Valuation Allowance	(40,028,287)	(32,265,553)
Total Deferred Tax Assets - Net	$-	$-

The change in valuation allowance is as follows:

	For the year ended December 31,
	2025		2024
Net operating loss		$5,977,689		$7,141,156)
Fair value of options		1,222,565		1,603,333
Other, mostly amortization of intangible assets		696,875)		915,218
Change in valuation allowance		7,897,129		9,659,709
	$		$

 The Company’s tax expense differs from the statutory tax expense for the years ended December 31, 2025, and December 31, 2024 and the reconciliation is as follows.

	2025 Amount	2025 Percent	2024 Amount	2024 Percent
U.S. Federal Statutory tax rate	$7,017,227	21%	$7,498,169	21%

States and local income taxes, net of federal income tax effect	1,438,709	4.3	1,535,339	4.3%
Changes in valuation allowance	(7,897,129)	(23.6)%	(9,659,709)	(27.1)%
Other	(558,807)	(1.7)%	626,201	1.8%
Effective tax rate	$-	-%	$-	-%

NOTE 10 RELATED PARTY TRANSACTIONS

Convertible Notes Due to Related Parties

Convertible notes due to related parties represent amounts provided to the Company from a director and the Company’s Chief Executive Officer as well as the Company’s former Co-Chief Executive Officer. The outstanding principal on the convertible promissory notes, associated with related parties was $350,000 and $950,000 as of December 31, 2025, and December 31, 2024, respectively and accrued interest of $35,486 and $242,803, respectively. Also, the interest expense associated with these notes during 2025 and 2024 was $119,486 and $151,900, respectively.

Preferred dividends

The Company paid and declared dividends to related parties (a director and officer and two officers) amounting to $80,000 and $20,000 during 2025.

NOTE 11 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during 2025 and 2024:

			Average Value
Transaction Type	Shares Issued	Valuation $	Per Share
2025 Equity Transactions
Common stock issued, pursuant to services provided	6,368,231	$13,560,580	$2.13
Common stock issued pursuant to stock at the market offering, net	4,243,123	5,424,368	1.28
Common stock issued pursuant to preferred dividends	30,842	38,559	1.25
Common stock issued pursuant to conversion of notes	272,728	600,000	2.20
Common stock issued pursuant to conversion of accrued interest	433,073	615,291	1.42
Common stock issued pursuant to exercise of options	1,001,492	420,000	0.42
Common stock issued pursuant to conversion of preferred stock	1,958,336	2,550,000	1.30

2024 Equity Transactions
Common stock issued, pursuant to services provided	4,369,031	$13,474,433	0.82-1.78
Common stock issued pursuant to stock at the market offering, net	3,535,067	4,330,295	0.9 – 1.64
Common stock issued pursuant to exercise of options, net	128,023	7,501	-
Common stock issued pursuant to acquisition	1,853,421	-	-

(B) Preferred Stock

During October 2024, the Company completed its authorization of the issuance of 440,000 shares of newly authorized Series A Preferred Stock and Series A-1 Preferred Stock. The designations of each class of preferred stock are as follows:

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Balance at January 1, 2024	-	$-	$-
Preferred Stock Series A	200,000	5,000,000	25
Preferred Stock Series A-1	240,000	6,000,000	25
Preferred Stock Balance at December 31, 2024	440,000	$11,000,000	$25

During the year ended December 31, 2025, the Company authorized the issuance of 60,000 shares of a new series of preferred stock Series A-2. Details of activity in Preferred Stock Series A-1 and Series A-2 are as follows:

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Series A-1 Balance at January 1, 2025	240,000	$6,000,000	$25
Issuance	154,000	3,674,167	25
Conversion to common stock	(102,000)	(2,550,000)	25
Preferred Stock Series A-1 Balance at December 31, 2025	292,000	$7,124,167	$25

Preferred Stock Series A-2 Balance at January 1, 2025	-	$-	$-
Issuance	60,000	1,500,000	25
Conversion to common stock	-	-	-
Preferred Stock Series A-2 Balance at December 31, 2025	60,000	$1,500,000	$25

The designations of each class of preferred stock are as follows:

Series A Preferred Stock (temporary equity):

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially within the control of the holder);
●	Voting rights on as converted basis.

Series A-1 and A-2 Preferred Stock (permanent equity):

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $1.20 per share for Series A and A-1 and $2 per share for Series A-2;
●	Redemption at the price of $25 per share at the Company’s option after 3 years or upon change of control (substantially outside the control of the holder);
●	Voting rights on as converted basis.

(C) Stock Options

The following is a summary of the Company’s stock option activity during 2025 and 2024:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Life	Intrinsic
Options	Shares	Exercise Price	(In Years)	Value
Outstanding, January 1, 2025	32,493,392	$7.31	2.45	$1,727,080
Exercised	1,113,000	$0.70
Granted	5,633,030	1.65	-	-
Forfeited	(7,401,100)	(5.24)	-	-
Outstanding, December 31, 2025	31,838,322	$6.81	2.12	$7,382,321

Exercisable, December 31, 2025	10,991,168	$4.56	2.51	$3,689,773

Outstanding, January 1, 2024	35,807,476	$7.33	-	-
Exercised	135,000	$0.10	-	$-
Granted	3,673,500	1.17	-	-
Forfeited	(6,851,084)	4.25	-	6,112,000
Outstanding, December 31, 2024	32,493,392	$7.31	2.45	$1,727,080

Exercisable, December 31, 2024	10,977,431	$4.40	2.25	$1,409,651

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during 2025 and 2024.

	December 31, 2025	December 31, 2024
Range

Stock price	1.11 - 2.42	4.4
Exercise price	0 - 14	0 - 14
Expected life (in years)	2.50- 3.47 yrs.	2.50- 4.00 yrs.
Volatility	101 – 110%	36.7 – 96.5%
Risk-fee interest rate	3.56 - 4.02%	3.50 - 4.62%
Dividend yield	-	-

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

(D) Warrants Issued

The following is a summary of the Company’s warrant activity during 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2025	1,523,667	$4.30
Issued	64,750	1.2
Exercised	-	-
Forfeited	-	-
Balance, December 31, 2025	1,588,417	$4.19

Balance, January 1, 2024	2,063,522	$5.76
Issued	—	—
Exercised	—	—
Forfeited	(539,885)	9.8
Balance, December 31, 2024	1,523,667	$4.30

During year ended December 31, 2025 and 2024, the Company did not issue any warrants except for warrants issued to a placement agent in connection with its Series A -1 Preferred offerings in the second quarter of 2025.

(E) Restricted stock units

A summary of the Company’s non-vested restricted stock units during 2025 and 2024 are as follows.

		Weighted
		Average Grant
	Shares	Due Fair Value
Non-vested restricted stock units, January 1, 2025	6,278,370	$2.65
Granted	6,537,012	1.39
Vested	(6,655,463)	1.60
Forfeited	(1,171,102)	5.36
Non-vested restricted stock units, December 31, 2025	4,988,817	$1.76

Non-vested restricted stock units, January 1, 2024	4,935,822	$7.99
Granted	6,168,980	1.12
Vested	(4,513,527)	2.27
Forfeited	(312,905)	2.58
Non-vested restricted stock units on December 31, 2024	6,278,370	$2.65

The weighted-average remaining contractual life of the restricted units as of December 31, 2025, is 1.32 years.

RSUA give the right to receive one share of the Company’s common stock. RSUAs that are vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the RSU with a market condition. Compensation with respect to RSUA awards is expensed on a straight-line basis over the vesting period.

The Company recognized compensation expenses of $ 10,420,491, and $10,078,955, respectively, related to RSUs and RSAs during the year ended December 31, 2025 and 2024, respectively. The Company recognized compensation expenses of $ 3,139,881 and $3,395,479, respectively, related to stock options during the year ended December 31, 2025 and 2024, respectively.

The options and RSUAs are granted to the Company’s employees, board members, and certain consultants. There is no difference in characteristics of the awards other than the stock options have to be exercised and restricted awards and units do not. The vesting of the options, restricted stock units or awards is based on the requisite service period of the employees and the non-employee’s vesting period is generally based on a period of up to six years. The maximum contractual term of the options is up to 5 years. The number of shares available for grant of options, and restricted stock units or awards amounts to 19,717,706 at December 31, 2025.

Unamortized future stock-based compensation expense was $9.25 million as of December 31, 2025.

NOTE 12 CONCENTRATIONS OF RISKS

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue. The Company had two and three third-party payor accounts receivable balance representing 59% and 24% of the Company’s total accounts receivable at December 31, 2025 and 2024, respectively.

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

Segment and Expense Disaggregation

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

The Company has concluded that consolidated net income or loss is the measure of segment profitability. The following is a reconciliation of the Company’s revenues from external customers and consolidated revenues and the consolidated and segment loss, including significant disaggregated segment expenses.

	For the year ended December 31,
	2025	2024
Revenues from external customers and consolidated revenues	$92,009,949	$86,276,876

Cost of revenues	(64,173,870)	(61,682,934)
Compensation costs, excluding share-based payments	(10,180,474)	(9,730,111)
Share-based payments	(13,560,580)	(13,474,433)
Marketing programs	(20,800,181)	(18,800,142)
Professional fees, excluding share-based payments	(6,795,654)	(7,149,168)
Depreciation, amortization, and impairment of intangibles	(4,176,466)	(5,185,706)
Other operating expenses	(1,866,114)	(2,366,621)
Total operating expenses, net	$(121,553,339)	$(118,389,115)

Other expenses
Amortization of debt discount	(1,113,996)	(1,211,974)
Interest expense, net	(2,758,218)	(2,843,931)
Gain on extinguishment of debt	-	400,000
Net loss	$(33,415,604)	$(35,768,144)

NOTE 13 SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 26 2026, which is the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following:

The Company generated proceeds of $29.3 million in consideration for the issuance of shares of common stock pursuant to two offerings and exercise of warrants.

