Form 10-K/A
period 2025-12-31
SKYX Platforms Corp.
filed 2026-03-27
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment is being filed solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm (the “Original Report”) included in Part II, Item 8 of the Annual Report on Form 10-K of SKYX Platforms Corp. (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Original Filing”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including the entire text of Part II, Item 8 of the Original Filing in this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”). Except for the correction made to the date of the Original Report noted above, no revisions or modifications have been made to the financial statements or any other information contained within Item 8 of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively. The Company is also filing an updated Consent of Independent Registered Public Accounting Firm as Exhibit 23.1.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this Amendment No. 1 beginning on page F-1.

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

(a)(3) Exhibit Index

Exhibit No.	Description of Exhibit
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.2	Articles of Amendment to Articles of Incorporation, (effective August 12, 2016) (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022).
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024) (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).
3.8	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective May 2, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025).

3.9	Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 2, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
3.10	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 23, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report filed with the SEC on January 2, 2026).
3.11	Third Amended and Restated Bylaws of the Company (effective March 21, 2025) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2025).
4.1♦	Description of the Company’s Registered Securities.
4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.1+	Form of Securities Subscription Agreement and Warrant used in 2021 Private Placements (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).
10.2*	2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.3*	Form of Stock Option Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.4*	Form of Stock Award Agreement (2015 Plan) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.5*	2018 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.6*	Form of Stock Option Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.7*	Form of Stock Award Agreement (2018 Plan) (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.8*	Executive Employment Agreement, dated September 1, 2019, between the Company and John P. Campi (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.9*	Executive Employment Agreement, dated September 1, 2019, between the Company and Patricia Barron (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.10+	Form of Stock Purchase Agreement between the Company and Bridge Line Ventures, LLC Series ST-1 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.11	Form of Securities Purchase Agreement related to Purchase of Subordinated Convertible Balloon Promissory Note, including form of Subordinated Convertible Balloon Promissory Note (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.12	Form of Amendment No. 1 to Subordinated Convertible Balloon Promissory Note, dated March 29, 2024 (incorporated herein by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.13+	Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of April 13, 2020 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.14	Amendment to the Paycheck Protection Term Note, effective June 5, 2020 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).

10.15+	Second Draw Paycheck Protection Program Term Note, entered into by the Company, as Borrower, for the benefit of PNC Bank, National Association, as Lender, as of February 3, 2021 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.16+	Loan Authorization and Agreement (Economic Injury Disaster Loan), dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.17	Note (Secured Disaster Loans), entered into by the Company, as Borrower, for the benefit of the U.S. Small Business Administration, as of June 24, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.18	Security Agreement, dated June 24, 2020, between the U.S. Small Business Administration and the Company (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.19*	Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2024).
10.20*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.21*	Form of Incentive Stock Option Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.22*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.23*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.24*	Form of Incentive Stock Option Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.25*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.26*	Form of Restricted Share Unit Award Agreement (2021 Stock Incentive Plan) (August 2022) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.27*	Form of Nonqualified Stock Option Agreement (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.28*	Form of Restricted Share Unit Award Agreement (three-year vesting) (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.29*	Form of Restricted Share Unit Award Agreement (one year vesting) (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.30*	Form of Restricted Shares Award Agreement (2021 Stock Incentive Plan) (April 2023) (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.31*	Form of Cash Retention Incentive Agreement (April 2023) (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).
10.32*	Executive Chairman Agreement, effective as of January 1, 2022, between the Company and Rani R. Kohen (incorporated herein by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on December 22, 2021).
10.33*	Chief Financial Officer Agreement, effective as of January 1, 2022, between the Company and Marc-Andre Boisseau (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-261829) filed with the SEC on January 10, 2022).

10.34	Representative’s Warrant, dated February 9, 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.35+†	Sublease Agreement, executed as of April 28, 2022, by and between the Company and Sicart Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2022).
10.36+	Lease Agreement, by and between 400 Biscayne Commercial Owner, L.P., as Landlord and the Company, as Tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).
10.37+	Form of Securities Purchase Agreement, dated February 6, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.38	Form of Subordinated Secured Convertible Promissory Note, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.39	Form of Common Stock Purchase Warrant, dated February 6, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.40+	Form of Securities Purchase Agreement, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.41	Form of Subordinated Secured Convertible Promissory Note, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.42	Form of Common Stock Purchase Warrant, dated March 29, 2023 (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.43	Letter Agreement, effective as of April 27, 2023, between SKYX Platforms Corp. and Nielsen & Bainbridge, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).
10.44	Form of Closing Promissory Note, dated April 26, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.45	Sales Agreement by and between SKYX Platforms Corp. and The Benchmark Company, LLC, dated May 26, 2023 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023).
10.46*	Executive Employment Agreement, dated September 12, 2023, by and between SKYX Platforms Corp. and Leonard J. Sokolow (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).
10.47+	Line of Credit Promissory Note, Business Loan Agreement (Asset Based), and Commercial Security Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower and grantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.48+	Term Loan Promissory Note and Business Loan Agreement, signed September 18, 2023, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.49	Commercial Guaranty, signed September 18, 2023, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2023).
10.50†	Licensing Master Services Agreement, signed December 4, 2023, between SKYX Platforms Corp. and GE Technology Development, Inc., and Letter Agreement relating to Trademark License Agreement, between SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023.
10.51*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and John Campi (incorporated herein by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.52*	Commission Termination Agreement, dated March 29, 2024, by and between SKYX Platforms Corp. and Patricia Barron (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.53	Letter Agreement to the Stock Purchase Agreement, as amended, dated March 29, 2024, by and among SKYX Platforms Corp., Mihran Berejikian, Nancy Berejikian and Michael Lack, and form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.54	Form of Amendment No.1 to SKYX Platforms Corp. Convertible Promissory Note (effective June 30, 2025) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.55	Amendment of Letter Agreement relating to Trademark License Agreement, dated April 11, 2024, among SKYX Platforms Corp., SQL Lighting & Fans, LLC and GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.56	Convertible Promissory Note, dated April 11, 2024, issued to GE Trademark Licensing, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024.)
10.57	Business Loan Agreement (Asset Based), signed September 23, 2024, by and between Belami, Inc., as borrower, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.58	Commercial Guaranty, signed September 23, 2024, by and among Belami, Inc., as borrower, SKYX Platforms Corp., as guarantor, and Farmers & Merchants Bank of Central California, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).
10.59+	Form of Securities Purchase Agreement for Series A Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.60+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated October 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.61*	Employment Agreement, dated as of December 20, 2024, by and between SKYX Platforms Corp. and Steven Schmidt (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024).
10.62+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated March 11, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025).
10.63+	Form of Securities Purchase Agreement for Series A-1 Preferred Stock, dated April 7, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).
10.64	Subordinated Secured Promissory Note, dated September 2, 2025 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025).
10.65+	Securities Purchase Agreement, dated September 2, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025).
10.66	Form of Subordinated Secured Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.67	Form of Amendment No. 1 to Subordinated Secured Promissory Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.68+	Securities Purchase Agreement, dated October 17, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).
10.69+	Form of Securities Purchase Agreement for Series A-2 Preferred Stock, dated December 5, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2025).
10.70	Amendment No. 1 to Subordinated Convertible Balloon Promissory Note, dated December 30, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).
10.71+	Form of Securities Purchase Agreement for Series A-2 Preferred Stock, dated December 30, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026).

10.72+	Form of Securities Purchase Agreement for Common Stock, dated January 7, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.73	Placement Agency Agreement, dated January 23, 2026, by and between SKYX Platforms Corp. and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026).
10.74	Form of Securities Purchase Agreement, dated January 23, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026).
19.1	SKYX Platforms Corp. Insider Trading Policy (last revised March 2023) (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
21.1♦	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1♦	Power of Attorney.
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	SKYX Platforms Corp. Compensation Recovery Policy (adopted August 2023) (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith).

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

♦ Filed as an exhibit to the Original Filing, filed with the SEC on March 26, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYX PLATFORMS CORP.

By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Chief Executive Officer and Director
Date:	March 27, 2026

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

The Woodlands, TX

March 26, 2026

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

