Form 10-Q
period 2026-03-31
SKYX Platforms Corp.
filed 2026-05-11
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 134,107,133 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors, many of which have outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sale taxes;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations, geopolitical conflicts, including the conflict in the Middle East and potentially deteriorating relationships with China, tariffs and other trade barriers or restrictions, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our or our third-party vendors’ information systems, including our cloud-based infrastructure, and of related disclosures;
●	risks related to our use of artificial intelligence (“AI”) capabilities in our product offerings, including operational, data privacy, AI hallucination, regulatory, and reputational risks;
●	the potential impact of widespread outages, interruptions, or other failures of operational, communication, and other systems;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock;
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Investors should refer to the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Form 10-Q for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Form 10-Q represent our views as of the date of this Form 10-Q. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-Q.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,263,740	$8,052,621
Accounts receivable	1,933,752	1,891,488
Inventory	3,298,281	4,250,168
Prepaid expenses and other assets	1,282,481	1,206,639
Total current assets	36,778,254	15,400,916

Long-term assets:
Property and equipment, net	1,251,244	1,347,640
Restricted cash	2,050,000	2,050,000
Right of use assets	16,905,311	17,502,685
Intangibles, definite life	4,599,427	5,051,949
Goodwill	16,157,000	16,157,000
Other assets	205,040	205,044
Total long-term assets	41,168,022	42,314,318

Total assets	$77,946,276	$57,715,234

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$14,595,473	$16,014,585
Notes payable	221,611	356,474
Operating lease liabilities	2,560,152	2,589,994
Royalty obligations	1,175,000	1,300,000
Deferred revenues	1,561,154	2,082,622
Convertible notes related parties	350,000	350,000
Convertible notes	1,119,601	1,884,347
Total current liabilities	21,582,991	24,578,022

Long term liabilities
Long term accounts payable	687,680	552,354
Notes payable	145,022	145,022
Operating lease liabilities	17,192,003	17,791,453
Convertible notes	14,515,268	14,236,769
Total long-term liabilities	32,539,973	32,725,598

Total liabilities	54,122,964	57,303,620
Mezzanine equity
Series A Preferred Stock-shares authorized 400,000, outstanding 200,000 and 200,000	5,000,000	5,000,000
Stockholders’ Equity (deficit)
Series A-1 Preferred Stock-shares authorized 480,000, outstanding 253,000 and 292,000	6,149,167	7,124,167
Series A-2 Preferred Stock-shares authorized 160,000, outstanding 60,000 and 60,000	1,500,000	1,500,000
Common stock and additional paid-in-capital: shares authorized 500,000,000 outstanding 133,487,783 and 117,666,800	236,957,871	203,046,051
Accumulated deficit	(225,783,726)	(216,258,604)
Total stockholders’ equity (deficit)	18,823,312	(4,588,386)

Total Liabilities and Stockholders’ Equity (deficit)	$77,946,276	$57,715,234

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	(Unaudited)	(Unaudited)
	For the three months ended March 31,
	2026	2025

Revenue	$22,094,389	$20,113,938

Operating expenses
Cost of revenues	15,468,946	14,402,488
Selling and marketing expenses	7,067,829	6,827,420
General and administrative expenses	7,719,774	6,597,055
Total expenses, net	30,256,549	27,826,963

Loss from operations	(8,162,160)	(7,713,025)
Other expenses
Interest expense - related party	8,750	17,750
Interest expense, net	1,104,667	1,321,353
Total other expenses, net	1,113,417	1,339,103

Net loss	(9,275,577)	(9,052,128)

Preferred dividends - related party	15,000	10,000
Preferred dividends	234,545	209,148
Net loss attributed to common stockholders	$(9,525,122)	$(9,271,276)

Net loss per share - basic and diluted	$(0.07)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	129,441,468	103,548,494

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	(Unaudited)	(Unaudited)
	For the three months ended March 31,
	2026	2025

Shares of preferred stock ( Series A-1)
Balance, beginning of period	292,000	240,000
Preferred stock Conversion to common	(39,000)	(20,000)
Preferred stock issued pursuant to offerings	-	40,000
Balance, end of period	253,000	260,000

Preferred stock ( Series A-1)
Balance, beginning of period	$7,124,167	$6,000,000
Preferred stock Conversion to common	(975,000)	(500,000)
Preferred stock issued pursuant to offerings	-	1,000,000
Balance, end of period	$6,149,167	$6,500,000

Shares of preferred stock ( Series A-2)
Balance, beginning of period	60,000	-
Preferred stock Conversion to common	-	-
Preferred stock issued pursuant to offerings	-	-
Balance, end of period	60,000	-

Preferred stock ( Series A-2)
Balance, beginning of period	$1,500,000	$-
Preferred stock Conversion to common	-	-
Preferred stock issued pursuant to offerings	-	-
Balance, end of period	$1,500,000	$-

Shares of common stock
Balance, beginning of period	117,666,800	103,358,975
Common stock issued pursuant to offerings	12,000,000	223,756
Common stock issued pursuant to conversion of preferred stock	812,501	251,935
Common stock issued pursuant to preferred dividends	5,526
Common stock issued pursuant to conversion of notes and accrued interest	240,648	-
Common stock issued pursuant to exercise of options and warrants	1,301,667	-
Common stock issued pursuant to services	1,460,641	1,117,964
Balance, end of period	133,487,783	104,952,630

Common stock and paid-in capital
Balance, beginning of period	$203,046,051	$179,837,253
Common stock issued pursuant to offerings	27,392,004	450,428
Common stock issued pursuant to conversion of preferred stock	975,000	500,000
Common stock issued pursuant to preferred dividends	8,044	3,869
Common stock issued pursuant to conversion of notes and accrued interest	527,786	-
Common stock issued pursuant to exercise of options and warrants	1,911,101	-
Common stock issued pursuant to services	3,097,885	3,041,157
Balance, end of period	$236,957,871	$183,832,707

Accumulated Deficit
Balance, beginning of period	$(216,258,604)	$(181,783,825)
Preferred dividends	(249,545)	(219,148)
Net loss	(9,275,577)	(9,052,128)
Balance, end of period	$(225,783,726)	$(191,055,101)

Total Stockholders’ Equity (deficit)	$18,823,312	$(722,394)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	(Unaudited)	(Unaudited)
	For the three months ended March 31,
	2026	2025
Operations:
Net loss	(9,275,577)	$(9,052,128)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,240,273	1,007,817
Amortization of debt discount	278,499	278,499
Non-cash equity-based compensation expense	3,097,885	3,041,157
Equity-based payment of interest	363,039	-
Change in operating assets and liabilities
Inventory	951,887	105,050
Accounts receivable	(42,264)	(396,008)
Prepaid expenses and other assets	(75,838)	(782,169)
Deferred revenues	(521,468)	398,599
Operating lease liabilities	(629,292)	(564,922)
Royalty obligation	(125,000)	-
Accounts payable and accrued expenses	(1,276,176)	1,639,430
Net cash used in operating activities	(6,014,032)	(4,324,675)

Investing:
Purchase of property and equipment	(93,979)	(413,365)
Net cash used in investing activities	(93,979)	(413,365)

Financing:
Proceeds from issuance of common stock - offerings	27,423,760	459,634
Placement cost	(31,756)	(9,206)
Dividends paid	(249,111)	(212,668)
Proceeds from issuance of preferred stocks	-	1,425,000
Proceeds from exercise of warrants and options	1,911,101	-
Principal repayments of notes payable	(734,864)	(121,908)
Net cash provided by financing activities	28,319,130	1,540,852

Change in cash and cash equivalents, and restricted cash	22,211,119	(3,197,188)
Cash, cash equivalents and restricted cash at beginning of the period	10,102,621	15,500,495
Cash, cash equivalents and restricted cash at end of period	32,313,740	$12,303,307

Supplementary disclosure of non-cash financing activities:
Fair value of shares to satisfy obligations under convertible notes	363,039	-
Accrued dividends payable	8,044	-
Cash paid during the period for:
Interest	1,113,417	$1,378,223
Taxes	-	-

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet as of March 31, 2026 and consolidated financial statements for the three months ended March 31, 2026 and 2025 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K for additional disclosures and accounting policies.

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

Basis of Consolidation

The consolidated financial statements include the results of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company’s cash composition was as follows:

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$30,263,740	$8,052,621
Restricted cash	2,050,000	2,050,000
Total cash, cash equivalents and restricted cash	$32,313,740	$10,102,621

Restricted Cash

The Company issued a letter of credit of $2.8 million in September 2022 to use as collateral for certain obligations to one of its lessors. The letter of credit was issued by a financial institution and was secured by cash of $2.0 million as of March 31, 2026, and December 31, 2025.

Customer Contracts Balances

Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts based upon an estimate of probable credit losses in existing accounts receivable. The majority of the Company’s accounts receivable are from third-party payers and are paid within a few days from the order date. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, historical experience, and currently available evidence. As of March 31, 2026, and December 31, 2025, the Company’s allowance for doubtful accounts was $20,059 and $22,668, respectively.

The Company determines an allowance for sales returns based upon historical experience. The Company’s allowance for sales returns was $128,724 and $284,469, as of March 31, 2026, and December 31, 2025, respectively, and is recorded as accrued expenses in the accompanying consolidated financial statements.

The Company defers the revenue related to undelivered customer orders for which it was paid or has a right to be paid at each measurement date. Such amounts are recognized as deferred revenues in the accompanying balance sheet. Deferred revenues amounted to $1,561,154 and $2,082,622 as of March 31, 2026, and December 31, 2025, respectively.

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

	March 31, 2026	December 31, 2025
Inventory, component parts	1,383,777	2,413,821
Inventory, finished goods	3,214,504	3,136,347
Allowance	(1,300,000)	(1,300,000)
Inventory-total	3,298,281	4,250,168

The Company maintains an allowance based on specific inventory items that have shown no activity over a reasonable period. The Company tracks inventory as it is repurposed, disposed, scrapped, or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. The Company has recorded an allowance of $1.3 million as of March 31, 2026, and December 31, 2025.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the three-month ended March 31, 2026, and 2025, the Company recognized net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been antidilutive for the period. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock warrants	321,750	1,588,417
Stock options	31,721,286	31,838,322
Unvested restricted stock	4,022,391	4,988,817
Convertible notes	15,190,014	14,863,205
Preferred stock	10,249,997	10,999,997
Anti-dilutive securities	61,505,438	64,278,758

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

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Equipment and furniture	$876,099	$924,266
Leasehold improvements	1,487,850	1,400,859
Total	2,363,949	2,325,125
Less: accumulated depreciation	(1,112,705)	(977,485)
Total, net	$1,251,244	$1,347,640

Depreciation expense for the three-month periods ended March 31, 2026, and 2025 is $190,375 and $70,762, respectively.

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		March 31, 2026			December 31, 2025
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(1,875,000)	$2,625,000	$4,500,000	$(1,607,143)	$2,892,857
E-commerce technology platforms	1 - 4	3,097,040	(1,652,673)	1,444,367	3,097,040	(1,482,974)	1,614,066
Patents and other	15	931,831	(401,771)	530,060	931,831	(386,805)	545,026
		$8,528,871	$(3,929,444)	$4,599,427	$8,528,871	$(3,476,922)	$5,051,949

Amortization expense on intangible assets for the three-month periods ended March 31, 2026, and 2025 amounted to $452,524 and $419,427, respectively.

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended March 31:
2027	1,438,033
2028	1,373,313
2029	740,666
2030	701,600
2031	109,901

NOTE 5 DEBTS

The following table presents the details of the principal’s outstanding:

	March 31, 2026	December 31, 2025	APR on March 31, 2026	Maturity	Collateral
Convertible Notes (a,b,c)	$18,069,600	$18,834,348	0.00 – 10.00%	September 2023- October 2030	Substantially all Company assets
Notes payable to financial institutions and others	366,634	501,495	3.75-8.5%	August 2025- November 2052	Substantially all Company assets

Total	$18,436,234	$19,335,843
Unamortized debt discount	(2,084,732)	(2,363,231)
Debt, net of Unamortized debt Discount	$16,351,502	$16,972,612

	For the three months ended March 31,
	2026	2025

Interest expense	$1,113,417	$1,339,103

As of March 31, 2026, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended March 31, 2027	$1,691,212
Twelve months ended March 31, 2028	1,707,553
Twelve months ended March 31, 2029	3,994
Twelve months ended March 31, 2030	4,146
Twelve months ended March 31, 2031 and thereafter	15,029,329
Total	$18,436,234

(a)

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

During 2023, the Company issued convertible promissory notes. As an inducement to enter the financing transactions, the Company issued 1,391,667 warrants to the noteholders at an adjusted exercise price of $2.7 per warrant. The Company recorded a debt discount aggregating $5.6 million which was recognized as debt discount and additional paid-in capital in the accompanying balance sheet. The Company recognized $278,499 as amortized debt discount during the three months ended March 31, 2026, and 2025, respectively, and it is reflected as interest expense in the accompanying unaudited consolidated statement of operations.

(b)

In March 2024, and as amended in June 2025, the Company and the Belami sellers entered into a letter agreement modifying certain obligations under the Belami stock purchase agreement. In connection with the letter agreement, the Company issued convertible promissory notes to each of the sellers (the “Seller Note(s)”) in substitution of an aggregate of $3,117,909 in cash due to the sellers in monthly principal and interest payments of $300,000 beginning in July 2025 until fully paid in June 2026. Additionally pursuant to the January 2026 letter agreement, the Company agreed to issue monthly restricted stock awards to the sellers as payment to partially satisfy interest and principal obligations under the notes for the period from February 2026 through June 2026. The number of shares issued each month is determined by dividing $83,333 by the lesser of the Company’s share price on the applicable grant date or $2.25 per share. The notes are convertible at $3 per share of common stock.

Additionally, the convertible promissory notes include a $1 million note payable to GE issued in April 2024. The convertible note is due in April 2027, does not bear interest and is convertible at a price of $1.07 per share.

NOTE 6 OPERATING LEASE LIABILITIES

The following table outlines the total lease cost for the Company’s operating leases as well as weighted-average information for these leases as of March 31, 2026, and 2025 respectively:

	For the three months ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$594,080	$564,922
Fixed rent payments	522,693	2,703,789
Lease - Depreciation expense	$536,323	$517,628
Weighted-average discount rate	6.48%	6.48%
Weighted-average remaining lease term (in months)	82	92

Minimum Lease obligation

Twelve months ended March 31, 2027	$2,560,152
Twelve months ended March 31, 2028	2,286,013
Twelve months ended March 31, 2029	2,535,879
Twelve months ended March 31, 2030	2,805,382
Twelve months ended March 31, 2031, and thereafter	9,564,729
Total	$19,752,155

NOTE 7 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued interest, convertible notes	$687,680	$552,354
Accrued dividends	241,500	249,111
Trade payables	13,114,267	14,533,064
Accrued compensation	1,239,706	1,232,410
	$15,283,153	$16,566,939

NOTE 8 RELATED PARTY TRANSACTIONS

The following schedule summarizes the Company’s related party transactions for the three-month periods ended March 31, 2026 and 2025.

		Amounts expended during the three-month period ended March 31,		Convertible Notes Payable as of March 31, 2026 and December 31,
Related Party Affiliation	Purpose(s)	2026	2025	2025
Chief Executive Officer and Director
	Dividends on Series A-1 Preferred Stock	$5,000	$5,000	$-
	Interest on Convertible Note	6,250	6,250	250,000
Former Chief Executive Officer
	Dividends on Series A-1 Preferred Stock	5,000	5,000	-
	Interest on convertible note	2,500	2,500	100,000
Officer
	Dividends on Series A-1 Preferred Stock	10,000	10,000	-

NOTE 9 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during the three months ended March 31, 2026, and 2025:

Transaction Type	Shares Issued	Valuation $	Average Value Per Share
2026 Equity Transactions
Common stock issued, pursuant to services provided	1,460,641	3,097,885	$2.12
Common stock issued pursuant to stock at the market offering, net	12,000,000	27,392,004	2.28
Common stock issued pursuant to preferred dividends	5,526	8,044	1.46
Common stock issued pursuant to conversion of notes and accrued interest	240,648	527,786	2.19
Common stock issued pursuant to exercise of options and warrants	1,301,667	1,911,101	1.47
Common stock issued pursuant to conversion of preferred stock	812,501	975,000	1.20

2025 Equity Transactions
Common stock issued, pursuant to services provided	1,117,964	$3,041,157	$1.16 – 1.87
Common stock issued pursuant to stock at the market offering, net	223,756	450,428	2.0 – 2.08
Common stock issued pursuant to conversion of preferred stock	250,000	500,000	2.00

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the three months ended March 31, 2026 and 2025:

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Series A-1 Balance at January 1, 2026	292,000	$7,124,167	$25
Conversion to common stock	(39,000)	(975,000)	25
Preferred Stock Series A-1 Balance at March 31, 2026	253,000	$6,149,167	$25

Preferred Stock Series A-2 Balance at January 1, 2026	60,000	$1,500,000	$25
Preferred Stock Series A-2 Balance at March 31, 2026	60,000	$1,500,000	$25

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Series A-1 Balance at January 1, 2025	240,000	$6,000,000	$25
Issuance	40,000	1,000,000	25
Conversion to common stock	(20,000)	(500,000)	25
Preferred Stock Series A-1 Balance at March 31, 2025	260,000	$6,500,000	$25

During the three months ended March 31, 2026, holders converted an aggregate of 39,000 shares of Series A-1 Preferred Stock into 812,501 shares of common stock at a conversion price of 1.20 per share.

Series A Preferred Stock (temporary equity):

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $1.20 per share;
●	Redemption at the price of $25 per share at the Company’s option after 5 years or upon change of control (substantially within the control of the holder);
●	Voting rights on as converted basis.

Series A-1 and A-2 Preferred Stock (permanent equity):

●	Cumulative dividend of 8% annually, 12% if paid after dividend date;
●	Original issue price of $25 per share;
●	Conversion option at the holder’s option at $1.20 per share for Series A-1 and $2 per share for Series A-2;
●	Redemption at the price of $25 per share at the Company’s option after 3 years or upon change of control (substantially outside the control of the holder);
●	Voting rights on as converted basis.

(C) Stock Options and Restricted Stock

The following is a summary of the Company’s stock option activity during the three-months ended March 31, 2026, and 2025:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	31,838,322	$6.81	2	$7,382,321
Exercised	35,000	$0.97	-	$-
Granted	70,500	1.12	-	-
Forfeited	(222,536)	(6.08)	-	-
Outstanding, March 31, 2026	31,721,286	$6.80	1.91	$264,990

Exercisable, March 31, 2026	12,010,702	$4.26	2.50	$152,798

Outstanding, January 1, 2025	32,493,392	$7.31	-	-
Granted	1,358,030	1.26	-	-
Forfeited	(2,407,434)	9.75	-	-
Outstanding, March 31, 2025	31,443,988	$6.86	2.33	$1,624,810

Exercisable, March 31, 2025	11,697,698	$4.31	2.05	$1,380,058

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the three months ended March 31, 2026, and 2025:

	31-Mar-26	31-Mar-25
	Range

Exercise price and stock price	$1.12	$1.26
Expected life (in years)	2.77	2.60- 3.47
Volatility	86.84%	102.29%
Risk-free interest rate	3.81	3.50 - 4.62%
Dividend yield	-	-

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

A summary of the Company’s non-vested restricted stock units during the three months ended March 31, 2026, and 2025 are as follows:

	Shares	Weighted Average Grant Due Fair Value
Non-vested restricted stock units, January 1, 2026	4,988,817	$1.76
Granted	863,039	-
Vested	(1,779,465)	1.24
Forfeited	(50,000)	-
Non-vested restricted stock units, March 31, 2026	4,022,391	$1.59

Non-vested restricted stock units, January 1, 2025	6,278,370	$2.65
Granted	1,900,978	1.26
Vested	(1,242,872)	2.13
Forfeited	(586,297)	9.11
Non-vested restricted stock units on March 31, 2025	6,350,179	$1.69

The weighted-average remaining contractual life of the restricted units as of March 31, 2026, is 1.14 years.

Each share of restricted stock gives the right to receive one share of the Company’s common stock upon vesting. Restricted stock that are vest based on service and performance are measured based on the fair values of the underlying stock on the date of grant. The Company used a Lattice model to determine the fair value of the restricted stock with a market condition. Compensation with respect to restricted stock units and awards is expensed on a straight-line basis over the vesting period.

The Company recognized compensation expenses of $2,694,938, and $2,411,650, respectively, related to RSUs and RSAs during the three-month period ending March 31, 2026 and 2025. The Company recognized compensation expenses of $930,732 and $629,507, respectively, related to stock options during the three-month period ending March 31, 2026 and 2025.

The options and restricted stock units and awards are granted to the Company’s employees, board members, and certain consultants. There is no difference in characteristics of the awards other than the stock options have to be exercised and restricted awards and units do not. The vesting of the options, restricted stock units or awards is based on the requisite service period of the employees and the non-employee’s vesting period is generally based on a period of up to six years. The maximum contractual term of the options is up to 5 years. The number of shares available for grant of options, and restricted stock units or awards amounts to 19,059,167 at March 31, 2026.

(D) Warrants

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2026, and 2025:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2026	1,588,417	$5.50
Issued	-	-
Exercised	(1,266,667)	4.19
Forfeited	-	-
Balance, March 31, 2026	321,750	8.87

Balance, January 1, 2025	1,523,667	$4.30
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance, March 31, 2025	1,523,667	$4.30

NOTE 10 CONCENTRATIONS OF RISKS AND SEGMENT

Major Customers and Accounts Receivable

The Company had no customers whose revenue individually represented 10% or more of the Company’s total revenue during the three-month periods ended March 31, 2026, and 2025. The Company had no customers with accounts receivable balances representing more than 10% on March 31, 2026, and March 31, 2025, and one and three third party payors representing 43% and 36% of the Company’s total accounts receivable on March 31, 2026, and 2025, respectively.

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

Segment and Expense Disaggregation

The Company operates in one segment: advanced-safe-smart technologies and related products. The Company used the following factors to identify its segment(s) includes the basis of organization and the relative similarities in types of product offerings. The chief operating decision maker consists of a team comprised of the Company’s Executive Chairman and its Chief Executive Officer. The total assets of the segments amount to the Company’s consolidated assets. Long-lived assets, which consists of property and equipment and right of use assets are located in the United States.

The Company has concluded that consolidated net income or loss is the measure of segment profitability. The following is a reconciliation of the Company’s revenues from external customers and consolidated revenues and the consolidated and segment loss, including significant disaggregated segment expenses.

	For the three months ended March 31,
	2026	2025
Revenues from external customers and consolidated revenues	$22,094,389	$20,113,938

Cost of revenues	15,468,946	14,402,488
Compensation costs, excluding share-based payments	2,931,157	2,416,572
Share-based payments	3,097,885	3,041,157
Marketing programs	5,109,313	4,677,381
Professional fees, excluding share-based payments	2,083,137	1,677,936
Depreciation, amortization, and impairment of intangibles	1,179,223	1,007,817
Other operating expenses	386,888	603,612
Total operating expenses, net	$30,256,549	$27,826,963

Other expenses
Amortization of debt discount	278,499	278,499
Interest expense, net	834,918	1,060,604
Net loss	$(9,275,577)	$(9,052,128)

NOTE 11 SUBSEQUENT EVENTS

Management has evaluated subsequent events since March 31, 2026, through the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, strategy, expectations, outlook, intentions, and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in this Form 10-Q, and in other filings with the Securities and Exchange Commission (the “SEC”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

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

Recent Developments

During 2025 and January 2026, we generated proceeds of $5.6 million pursuant to our ATM, $29.3 million pursuant to the issuance of shares of our common stock, $5.4 million pursuant to the issuance of our preferred stock, and $5.3 million pursuant to the issuance of convertible notes.

We have expanded our product lines to include an all-in-one plug and play combined heater, fan, and lighting product which will eventually accommodate the integration of our smart and advanced products.

Results of Operations

Comparison of the Three months ended March 31, 2026, and 2025

	For the three months ended March 31,		Increase/	Increase/ (Decrease)
	2026	2025	(Decrease)%
Revenue	$22,094,389	$20,113,938	$1,980,451	9.8

Cost of revenues	15,468,946	14,402,488	1,066,458	7.4
Selling and marketing expenses	7,067,829	6,827,420	240,409	3.5
General and administrative expenses	7,719,774	6,597,055	1,122,719	17.0
Total expenses	$30,256,549	$27,826,963	$2,429,586	8.7
Operating loss	$(8,162,160)	$(7,713,025)	$(449,135)	5.8
Other expense
Interest expense, net	1,113,417	1,339,103	(225,686)	(16.9)
Total other expense, net	$1,113,417	$1,339,103	$(225,686)	(16.9)

Net loss	$(9,275,577)	$(9,052,128)	$(223,449)	2.5

Revenue

	For the three months ended March 31,		Increase/	Increase/ (Decrease)
	2026	2025	(Decrease)%
Revenue	$22,094,389	$20,113,938	$1,980,451	9.8%

The increase in revenues is primarily due to an increased number of units of lighting and heating products sold.

We believe that our revenues will be higher in 2026 than in 2025 primarily resulting from revenues from the sale of our advanced and smart products.

Cost of Revenues

	For the three months ended March 31,		Increase/	Increase/ (Decrease)
	2026	2025	(Decrease)%
Cost of revenues	$15,468,946	$14,402,488	$1,066,458	7.4%

The increase in cost of revenue is proportionate to the increase in revenues.

We believe that the cost of revenues will increase in 2026 compared to 2025, commensurate with an anticipated increase in revenues.

Selling and Marketing Expenses

	For the three months ended March 31,		Increase/	Increase/ (Decrease)
	2026	2025	(Decrease)%
Selling and marketing expenses	$7,067,829	$6,827,420	$240,409	3.5%

Selling and marketing expenses consist primarily of sales and marketing compensation as well as sales and marketing programs.

We believe that our selling and marketing expenses in 2026 will remain relatively unchanged compared to 2025.

General and Administrative Expenses

	For the three months ended March 31,		Increase/	Increase/ (Decrease)
	2026	2025	(Decrease)%
General and administrative expenses	$7,719,774	$6,597,055	$1,122,719	17.0%

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The increase in general and administrative expenses is primarily due to increased share-based payments during the first quarter of 2026.

We believe that our general and administrative expenses in 2026 will remain relatively unchanged compared to 2025.

	For the three months ended March 31,		Increase/	Increase/ (Decrease)
	2026	2025	(Decrease)%
Other expense
Interest expense, net	$1,113,417	$1,339,103	$(225,686)	(16.9)%

The decrease in interest expense resulted primarily from declining operating lease liabilities.

Liquidity and Capital Resources

As of March 31, 2026, and December 31, 2025, we had $32.3 million and $10.1 million in cash, cash equivalents, and restricted cash, respectively.

During the three months ended March 31, 2026, the Company issued approximately 12 million shares of common stock pursuant to offerings, for aggregate net proceeds of approximately $27.4 million.

The Company received proceeds of approximately $1.9 million from the exercise of warrants.

During the three months ended March 31, 2026, the Company issued shares of its common stock to the Belami sellers in connection with these note arrangements with an aggregate value of $528,000.

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

We owe approximately $17.5 million under fixed rate obligations as of March 31, 2026

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our negative working capital, which consists of accounts receivable, inventory, net of trades and compensation payable, amounted to $9.1 million and $9.6 million as of March 31, 2026, and 2025 respectively.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during the three-month periods ended March 31, 2026, and 2025:

	For the three months ended March 31,
	2026	2025
Operations:
Net loss	$(9,275,577)	$(9,052,128)
Non-cash adjustments (combined)	4,979,696	4,327,473
Working capital changes	(1,718,151)	399,980
Net cash used in operating activities	(6,014,032)	(4,324,675)

Investing:
Purchase of property and equipment	(93,979)	(413,365)
Net cash used in investing activities	(93,979)	(413,365)

Financing:
Proceeds from issuance of stock	27,392,004	1,875,428
Dividends paid	(249,111)	(212,668)
Proceeds from exercise of warrants and options	1,911,101	-
Principal repayments of notes payable	(734,864)	(121,908)
Net cash provided by financing activities	28,319,130	1,540,852

Change in cash and cash equivalents, and restricted cash	22,211,119	(3,197,188)
Cash, cash equivalents and restricted cash at beginning of the period	10,102,621	15,500,495
Cash, cash equivalents and restricted cash at end of period	$32,313,740	$12,303,307

The changes in working capital, net are primarily attributable to timing differences in accounts receivable, accounts payable related to operations and deferred revenues.

Non-GAAP Financial Measures

Management considers earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a supplemental measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense and amortization and impairment expense associated with intangible assets, or items that do not involve a cash outlay, such as share-based payments, and non-recurring items, such as transaction costs. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows used in operating activities. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	For the three months ended March 31,
	2026	2025

Net loss	$(9,275,577)	$(9,052,128)
Share-based payments	3,097,885	3,041,157
Interest expense	1,113,417	1,378,223
Depreciation, amortization	1,179,223	1,007,817
EBITDA, as adjusted	$(3,885,052)	$(3,624,931)

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2025 contained in our Annual Report on Form 10-K. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2026, and December 31, 2025, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in such report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no unregistered sales of equity securities during the quarter ended March 31, 2026 that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended March 31, 2026 other than shares repurchased to settle tax withholdings related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Filing Date	*Filed or **Furnished Herewith
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack.	8-K	2.1	February 7, 2023
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack.	8-K	2.2	May 1, 2023
3.1	Articles of Incorporation of the Company.	S-1 (File No. 333-261829)	3.1	December 22, 2021
3.2	Articles of Amendment to Articles of Incorporation (effective August 12, 2016).	S-1 (File No. 333-261829)	3.2	December 22, 2021
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022).	8-K	3.3	February 14, 2022
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022).	8-K	3.1	June 14, 2022
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023).	8-K	3.1	May 5, 2023
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024).	8-K	3.1	October 4, 2024
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024).	8-K	3.2	October 4, 2024
3.8	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective May 2, 2025).	8-K	3.1	May 8, 2025
3.9	Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 2, 2025).	8-K	3.1	December 5, 2025
3.10	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 23, 2025).	8-K	3.1	January 2, 2026

3.11	Third Amended and Restated Bylaws of the Company (effective March 21, 2025).	8-K	3.1	March 21, 2025
10.1+	Form of Securities Purchase Agreement for Series A-2 Preferred Stock, dated December 30, 2025.	8-K	10.1	January 2, 2026
10.2	Amendment No. 1 to Subordinated Balloon Promissory Note, dated December 30, 2025.	8-K	10.1	January 2, 2026
10.3+	Form of Securities Purchase Agreement for Common Stock, dated January 7, 2026.	8-K	10.1	January 13, 2026
10.4	Placement Agency Agreement, dated January 23, 2026, by and between SKYX Platforms Corp. and Roth Capital Partners, LLC.	8-K	1.1	January 26, 2026
10.5	Form of Securities Purchase Agreement, dated January 23, 2026.	8-K	10.1	January 26, 2026
10.6	Form of Amendment No.2 to SKYX Platforms Corp. Convertible Promissory Note dated March 29, 2024 and Letter Agreement ( effective January 16, 2026)				*
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				*
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).				*

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYX PLATFORMS CORP.

Date:	May 11, 2026	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2026	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

