Form 10-Q
period 2026-06-30
SKYX Platforms Corp.
filed 2026-08-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 135,430,994 shares of common stock, no par value per share, issued and outstanding.

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$25,661,471	$8,052,621
Accounts receivable	2,391,529	1,891,488
Inventory	4,329,056	4,250,168
Prepaid expenses and other assets	1,582,921	1,206,639
Total current assets	33,964,977	15,400,916

Long-term assets:
Property and equipment, net	1,174,819	1,347,640
Restricted cash	2,050,000	2,050,000
Right of use assets	16,297,093	17,502,685
Intangibles, definite life	4,254,042	5,051,949
Goodwill	16,157,000	16,157,000
Other assets	204,836	205,044
Total long-term assets	40,137,790	42,314,318

Total assets	$74,102,767	$57,715,234

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$16,849,762	$16,014,585
Notes payable	84,153	356,474
Operating lease liabilities	2,464,494	2,589,994
Royalty obligations	925,000	1,300,000
Deferred revenues	2,367,098	2,082,622
Convertible notes related parties	332,639	350,000
Convertible notes	174,999	1,884,347
Total current liabilities	23,198,145	24,578,022

Long term liabilities
Long term accounts payable	664,573	552,354
Notes payable	145,022	145,022
Operating lease liabilities	16,645,760	17,791,453
Convertible notes	14,793,767	14,236,769
Total long-term liabilities	32,249,122	32,725,598

Total liabilities	55,447,267	57,303,620
Mezzanine equity
Series A Preferred Stock-shares authorized 400,000, outstanding 200,000 and 200,000	5,000,000	5,000,000
Stockholders’ equity (deficit)
Series A-1 Preferred Stock-shares authorized 480,000, outstanding 253,000 and 292,000	6,149,167	7,124,167
Series A-2 Preferred Stock-shares authorized 160,000, outstanding 60,000 and 60,000	1,500,000	1,500,000
Common stock and additional paid-in-capital: shares authorized 500,000,000 outstanding 135,228,628 and 117,666,800	240,270,643	203,046,051
Accumulated deficit	(234,264,310)	(216,258,604)
Total stockholders’ equity (deficit)	13,655,500	(4,588,386)

Total Liabilities and stockholders’ equity (deficit)	$74,102,767	$57,715,234

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenue	$25,270,500	$23,061,655	$47,364,889	$43,175,593

Operating expenses
Cost of revenues	17,977,665	16,064,486	33,446,611	30,466,974
Selling and marketing expenses	6,785,963	6,185,017	13,853,792	13,012,437
General and administrative expenses	7,578,762	8,333,265	15,298,536	14,930,320
Total expenses, net	32,342,390	30,582,768	62,598,939	58,409,731

Loss from operations	(7,071,890)	(7,521,113)	(15,234,050)	(15,234,138)
Other expenses
Interest expense - related party	8,847	17,946	17,597	35,696
Interest expense, net	1,143,347	1,287,870	2,248,014	2,609,223
Total other expenses, net	1,152,194	1,305,816	2,265,611	2,644,919

Net loss	(8,224,084)	(8,826,929)	(17,499,661)	(17,879,057)

Preferred dividends - related party	15,000	10,000	30,000	20,000
Preferred dividends	241,500	259,226	476,045	468,374
Net loss attributed to common stockholders	$(8,480,584)	$(9,096,155)	$(18,005,706)	$(18,367,431)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.14)	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	134,536,560	107,117,216	132,022,211	105,776,714

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Shares of preferred stock ( Series A-1)
Balance, beginning of period	253,000	260,000	292,000	240,000
Preferred stock Conversion to common	-	-	(39,000)	(20,000)
Preferred stock issued pursuant to offerings	-	114,000	-	154,000
Balance, end of period	253,000	374,000	253,000	374,000

Preferred stock ( Series A-1)
Balance, beginning of period	$6,149,167	$6,500,000	$7,124,167	$6,000,000
Preferred stock Conversion to common	-	-	(975,000)	(500,000)
Preferred stock issued pursuant to offerings	-	2,674,167	-	3,674,167
Balance, end of period	$6,149,167	$9,174,167	$6,149,167	$9,174,167

Shares of preferred stock ( Series A-2)
Balance, beginning of period	60,000	-	60,000	-
Preferred stock Conversion to common	-	-	-	-
Preferred stock issued pursuant to offerings	-	-	-	-
Balance, end of period	60,000	-	60,000	-

Preferred stock ( Series A-2)
Balance, beginning of period	$1,500,000	$-	$1,500,000	$-
Preferred stock Conversion to common	-	-	-	-
Preferred stock issued pursuant to offerings	-	-	-	-
Balance, end of period	$1,500,000	$-	$1,500,000	$-

Shares of common stock
Balance, beginning of period	133,487,783	104,952,630	117,666,800	103,358,975
Common stock issued pursuant to offerings	-	3,651,257	12,000,000	3,875,013
Common stock issued pursuant to conversion of preferred stock	-	-	812,501	251,935
Common stock issued pursuant to preferred dividends	9,397	-	14,923	-
Common stock issued pursuant to conversion of notes and accrued interest	674,253	-	914,901	-
Common stock issued pursuant to exercise of options and warrants	-	-	1,301,667	-
Common stock issued pursuant to services	1,057,195	2,177,304	2,517,836	3,295,268
Balance, end of period	135,228,628	110,781,191	135,228,628	110,781,191

Common stock and paid-in capital
Balance, beginning of period	$236,957,871	$183,832,707	$203,046,051	$179,837,253
Common stock issued pursuant to offerings	-	4,221,956	27,392,004	4,672,383
Common stock issued pursuant to conversion of preferred stock	-	-	975,000	500,000
Common stock issued pursuant to preferred dividends	15,000	-	23,044	3,870
Common stock issued pursuant to conversion of notes and accrued interest	761,163	-	1,288,949	-
Common stock issued pursuant to exercise of options and warrants	-	-	1,911,101	-
Common stock issued pursuant to services	2,536,609	3,612,365	5,634,494	6,653,522
Balance, end of period	$240,270,643	$191,667,028	$240,270,643	$191,667,028

Accumulated Deficit
Balance, beginning of period	$(225,783,726)	$(191,055,101)	$(216,258,604)	$(181,783,825)
Preferred dividends	(256,500)	(269,226)	(506,045)	(488,374)
Net loss	(8,224,084)	(8,826,929)	(17,499,661)	(17,879,057)
Balance, end of period	$(234,264,310)	$(200,151,256)	$(234,264,310)	$(200,151,256)

Total Stockholders’ Equity (deficit)	$13,655,500	$689,939	$13,655,500	$689,939

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	(Unaudited)	(Unaudited)
	For the six months ended June 30,
	2026	2025
Operations:
Net loss	$(17,499,661)	$(17,879,057)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,268,397	2,280,154
Amortization of debt discount	556,998	556,998
Non-cash equity-based compensation expense	5,634,494	6,653,522
Equity-based payment of interest	699,998	-
Change in operating assets and liabilities
Inventory	(78,889)	680,904
Accounts receivable	(500,041)	84,663
Prepaid expenses and other assets	(376,074)	(615,235)
Deferred revenues	284,476	906,280
Operating lease liabilities	(1,271,193)	(1,141,327)
Royalty obligation	(375,000)	(200,000)
Accounts payable and accrued expenses	970,440	2,363,320
Net cash used in operating activities	(9,686,055)	(6,309,778)

Investing:
Purchase of property and equipment	(92,076)	(775,365)
Net cash used in investing activities	(92,076)	(775,365)

Financing:
Proceeds from issuance of common stock - offerings	29,000,000	4,809,138
Placement cost	(1,607,996)	(312,588)
Dividends paid	(506,045)	(484,504)
Proceeds from issuance of preferred stocks	-	3,850,000
Proceeds from exercise of warrants and options	1,911,101	-
Principal repayments of notes payable	(1,410,079)	(569,790)
Net cash provided by financing activities	27,386,981	7,292,256

Change in cash and cash equivalents, and restricted cash	17,608,850	207,113
Cash, cash equivalents and restricted cash at beginning of the period	10,102,621	15,500,495
Cash, cash equivalents and restricted cash at end of period	$27,711,471	$15,707,608

Cash paid during the period for:
Interest	$1,139,304	$1,378,223
Taxes	-	-

Supplementary disclosure of non-cash financing activities:
Fair value of shares to satisfy obligations under convertible notes	$588,950	$-
Preferred stock conversion to common stock	975,000	500,000
Accrued dividends payable	23,044	-

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2025 for additional disclosures and accounting policies.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company’s cash composition was as follows:

	June 30, 2026	December 31, 2025

Cash and cash equivalents	$25,661,471	$8,052,621
Restricted cash	2,050,000	2,050,000
Total cash, cash equivalents and restricted cash	$27,711,471	$10,102,621

Restricted Cash

	June 30, 2026	December 31, 2025

Cash used as collateral for letter of credit issued to the benefit of one of the Company’s lessors	$2,050,000	$2,050,000
Total restricted cash	$2,050,000	$2,050,000

Customer Contracts Balances

The characteristics of the Company’s customer contracts balances are as follows:

Characteristics of accounts receivables

Accounts receivables are recorded in the period when the right to receive payment or other consideration becomes unconditional. The majority of accounts receivable are due from third-party payers and are generally collected within a few days of the order date.

The Company maintains an allowance for doubtful accounts based on its estimate of probable credit losses inherent in existing accounts receivable. The allowance is determined through a review of individual accounts when information indicates that a customer may be unable to meet its financial obligations, as well as consideration of historical collection experience and currently available evidence.

The Company also records an allowance for sales returns based on historical experience and expected future returns.

Characteristics of deferred revenues

Revenue is deferred for undelivered customer orders for which it was paid or has a right to be paid at each measurement date.

Costs associated with such deferred revenues are recognized as deferred charges in the accompanying balance sheet. Such charges include the carrying value of freight and sales charges. Deferred charges are included in prepaid costs and other assets in the accompanying balance sheet.

Characteristics of allowance for sales returns

The allowances associated with customer contract balances for the period presented are as follows:

	June 30, 2026	December 31, 2025

Allowance for doubtful accounts	$14,614	$22,668
Allowance for sales returns	228,724	284,469

Inventory

Characteristics of Inventory

●	Stated at the lower of cost or market, determined on the first-in, first-out (FIFO) method;
●	Cost principally consists of the purchase price (adjusted for lower of cost or market), customs duties, and freight;
●	Historical sales activity is reviewed periodically to determine potentially obsolete items and evaluate the impact of any anticipated changes in future demand;
●	Allowance based on specific inventory items that have shown no activity over a reasonable period;
●	Inventory is tracked as it is repurposed, disposed of, scrapped, or sold below cost to determine whether additional items on hand should be reduced in value through an allowance method.

	June 30, 2026	December 31, 2025
Inventory, component parts	$2,417,966	$2,413,821
Inventory, finished goods	3,211,090	3,136,347
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$4,329,056	$4,250,168

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option, and warrant contracts. For the six-month ended June 30, 2026, and 2025, the Company recognized a net loss and the effect of including any shares of common stock equivalents would have been antidilutive for the period. Accordingly, the presumed issuance of potential shares of common stock was excluded from the computation of diluted loss per share. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock warrants	321,750	1,588,417
Stock options	32,060,619	31,838,322
Unvested restricted stock	3,173,798	4,988,817
Convertible notes	14,542,583	14,863,205
Preferred stock	10,187,497	10,999,997
Anti-dilutive securities	60,286,247	64,278,758

Comprehensive Income- Improvements to Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve expense disaggregation disclosures. The guidance expands the disclosures required for certain costs and expenses in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant expenses. The standard is effective as of March 31, 2028 and interim and annual periods thereafter. The impact of this standard is only on the Company’s expenses disclosures.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Equipment and furniture	$855,811	$924,266
Leasehold improvements	1,487,850	1,400,859
Total	2,343,661	2,325,125
Less: accumulated depreciation	(1,168,842)	(977,485)
Total, net	$1,174,819	$1,347,640

Depreciation expense for the presented periods is as follows:

	For the six months ended June 30,
	2026	2025

Depreciation expense	$264,897	$133,132
Total	264,897	133,132

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		June 30, 2026			December 31, 2025
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(2,035,714)	$2,464,286	$4,500,000	$(1,607,143)	$2,892,857
E-commerce technology platforms	1 - 4	3,097,040	(1,822,380)	1,274,660	3,097,040	(1,482,974)	1,614,066
Patents and other	15	931,831	(416,735)	515,096	931,831	(386,805)	545,026
		$8,528,871	$(4,274,829)	$4,254,042	$8,528,871	$(3,476,922)	$5,051,949

Amortization expense for the presented periods is as follows:

	For the six months ended June 30,
	2026	2025
Amortization expense	$797,908	$1,022,489

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended June 30:
2027	$1,437,983
2028	1,241,791
2029	702,337
2030	594,028
2031	55,623

NOTE 5 DEBTS

The following table presents the details of the principal amounts outstanding:

	June 30, 2026	December 31, 2025	Interest rates as of June 30, 2026	Maturity	Other Characteristics
Convertible notes	$17,107,638	$18,834,348	0.00 – 10.00%	September 2023- October 2030	Collateral is substantially all company assets convertible in common stock at weighted average rate of $3
Notes payable to financial institutions and others	229,175	501,495	3.75-8.5%	August 2025- November 2052	Substantially all company assets

Total	$17,336,813	$19,335,843
Unamortized debt discount	(1,806,233)	(2,363,231)
Debt, net of Unamortized debt Discount	$15,530,580	$16,972,612

	For the six months ended June 30,
	2026	2025

Interest expense	$2,265,611	$2,644,919

As of June 30, 2026, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended June 30, 2027	$591,791
Twelve months ended June 30, 2028	1,707,553
Twelve months ended June 30, 2029	3,994
Twelve months ended June 30, 2030	4,147
Twelve months ended June 30, 2031 and thereafter	15,029,328
Total	$17,336,813

NOTE 6 OPERATING LEASE LIABILITIES

The following table outlines the total lease cost for the Company’s operating leases as well as weighted-average information for these leases as of June 30, 2026, and 2025 respectively:

	For the six months ended June 30,
	2026	2025
Cash paid for operating lease liabilities	$1,784,005	$1,141,327
Fixed rent payments	1,568,080	1,848,803
Lease - Depreciation expense	$1,081,609	$1,013,688
Weighted-average discount rate	6.48%	6.48%
Weighted-average remaining lease term (in months)	78	89

Minimum Lease Obligations

Twelve months ended June 30, 2027	$3,620,222
Twelve months ended June 30, 2028	3,360,074
Twelve months ended June 30, 2029	3,454,709
Twelve months ended June 30, 2030	3,552,183
Twelve months ended June 30, 2031, and thereafter	9,614,759
Total lease payments	23,601,947
Imputed interest	(4,491,693)
Total	$19,110,254

NOTE 7 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued interest, convertible notes	$664,573	$552,354
Accrued dividends	241,500	249,111
Trade payables	15,647,343	14,533,064
Accrued compensation	960,919	1,232,410
	$17,514,335	$16,566,939

NOTE 8 RELATED PARTY TRANSACTIONS

The following schedule summarizes the Company’s related party transactions for the six-month periods ended June 30, 2026 and 2025.

		Amounts expended during the		Convertible Notes Payable as of
		six-month period ended June 30,		June 30,	December 31,
Related Party Affiliation	Purpose(s)	2026	2025	2026	2025
Chief Executive Officer and Director
	Dividends on Series A-1 Preferred Stock	$10,000	$5,000	$-	$-
	Interest on Convertible Note	12,569	12,569	250,000	250,000
Former Chief Executive Officer
	Dividends on Series A-1 Preferred Stock	10,000	5,000	-	-
	Interest on convertible note	5,028	5,027	82,639	100,000
Officer
	Dividends on Series A-1 Preferred Stock	20,000	10,000	-	-

NOTE 9 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during the six months ended June 30, 2026, and 2025:

			Average Value
Transaction Type	Shares Issued	Valuation $	Per Share
2026 Equity Transactions
Common stock issued, pursuant to services provided	2,517,836	$5,634,494	$2.24
Common stock issued pursuant to the at-the-market offering, net	12,000,000	27,392,004	2.28
Common stock issued pursuant to preferred dividends	14,923	23,044	1.54
Common stock issued pursuant to conversion of notes and accrued interest	914,901	1,288,949	1.41
Common stock issued pursuant to exercise of options and warrants	1,301,667	1,911,101	1.47
Common stock issued pursuant to conversion of preferred stock	812,501	975,000	1.20

2025 Equity Transactions
Common stock issued, pursuant to services provided	3,295,268	$6,653,522	$1.16 – 1.87
Common stock issued pursuant to the at-the-market offering, net	3,875,013	4,672,383	1.21
Common stock issued pursuant to conversion of preferred stock	251,935	503,870	2.00

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the six months ended June 30, 2026 and 2025:

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Series A-1 Balance at January 1, 2026	292,000	$7,124,167	$25
Conversion to common stock	(39,000)	(975,000)	25
Preferred Stock Series A-1 Balance at June 30, 2026	253,000	$6,149,167	$25

Preferred Stock Series A-2 Balance at January 1, 2026	60,000	$1,500,000	$25
Preferred Stock Series A-2 Balance at June 30, 2026	60,000	$1,500,000	$25

Preferred Stock Series A-1 Balance at January 1, 2025	240,000	$6,000,000	$25
Issuance	154,000	3,674,167	25
Conversion to common stock	(20,000)	(500,000)	25
Preferred Stock Series A-1 Balance at June 30, 2025	374,000	$9,174,167	$25

During the six months ended June 30, 2026, holders converted an aggregate of 39,000 shares of Series A-1 Preferred Stock into 812,501 shares of common stock at a conversion price of $1.20 per share.

Characteristic	Series A Preferred Stock	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Equity Classification	Temporary Equity	Permanent Equity	Permanent Equity
Cumulative Dividend	8% annually; 12% if paid after dividend date
Original Issue Price	$25 per share
Conversion Option	$1.20 per share	$1.20 per share	$2.00 per share
Redemption Terms	Redeemable at $25 per share after 5 years or upon change of control	Redeemable at $25 per share after 3 years or upon change of control
Change of Control	Within holder’s control	Substantially within company’s control
Voting Rights	As-converted basis

(C) Stock Options and Restricted Stock

The following is a summary of the Company’s stock option activity during the six-months ended June 30, 2026, and 2025:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Life	Intrinsic
Options	Shares	Exercise Price	(In Years)	Value
Outstanding, January 1, 2026	31,838,322	$6.81	2.12	$7,382,321
Exercised	(35,000)	$0.97	-	$-
Granted	510,500	1.07	-	-
Forfeited	(323,203)	7.89	-	-
Outstanding, June 30, 2026	32,060,619	$6.80	1.71	$235,463

Exercisable, June 30, 2026	12,844,664	$4.04	2.39	$155,181

Outstanding, January 1, 2025	32,493,392	7.31	-	1,624,810
Exercised	-	-	-	-
Granted	1,653,030	1.30	-	-
Forfeited	(2,676,100)	9.21	-	-
Outstanding, June 30, 2025	31,470,322	6.80	2.1	$1,196,463

Exercisable, June 30, 2025	12,480,571	$4.08	2.1	$1,114,629

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the six months ended June 30, 2026, and 2025:

	30-Jun-26	30-Jun-25
	Range

Exercise price and stock price	$1.06-1.12	$1.26
Expected life (in years)	2.77-3.24	2.60- 3.47
Volatility	86.84-87.71%	102.29%
Risk-fee interest rate	3.81-4.11%	3.50 - 4.62%
Dividend yield	-	-

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

A summary of the Company’s non-vested restricted stock during the six months ended June 30, 2026, and 2025 are as follows:

		Weighted
		Average Grant
	Shares	Due Fair Value
Non-vested restricted stock units, January 1, 2026	4,988,817	$1.76
Granted	1,862,092	1.05
Vested	(3,747,778)	1.56
Forfeited	(70,667)	0.82
Non-vested restricted stock units, June 30, 2026	3,173,798	$1.59

Non-vested restricted stock units, January 1, 2025	6,278,370	$2.65
Granted	3,478,326	1.34
Vested	(3,543,320)	1.85
Forfeited	(684,797)	8.42
Non-vested restricted stock units on June 30, 2025	5,528,579	$1.62

Compensation expense associated with restricted units and awards and stock options for the periods presented is as follows:

	For the six months ended June 30,
	2026	2025
Restricted stock compensation expense	$5,045,951	$5,410,950
Stock option expense	1,877,491	1,242,572
	$6,923,442	$6,653,522

As of June 30, 2026
Weighted-average remaining contractual life of the restricted units	8.98
Weighted-average remaining contractual life of the options	1.71
Number of shares available for grant of options, and restricted stock units or awards amounts	17,741,448

Characteristics of the restricted units and awards and stock options are as follows:

Characteristic	Restricted Stock Units / Awards (RSUA)	Stock Options
Right to receive shares of the Company’s common stock	One
Measurement Basis	Fair value of the underlying stock at grant date
Valuation / Pricing Model	Intrinsic Value Method	Black-Scholes Model using the simplified method
Market Condition Awards	Lattice Model	N/A
Eligible Grantees	Company employees Board members Certain consultants
Vesting Terms	Based on requisite service period; vesting generally up to 5 years
Maximum Contractual Term	Up to 5 years

(D) Warrants

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2026, and 2025:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2026	1,588,417	$4.19
Issued	-	-
Exercised	(1,266,667)	3.00
Forfeited	-	-
Balance, June 30, 2026	321,750	8.87

Balance, January 1, 2025	1,523,667	$4.30
Issued	64,750	1.20
Exercised	-	-
Forfeited	-	-
Balance, June 30, 2025	1,588,417	$4.19

NOTE 10 CONCENTRATIONS OF RISKS AND SEGMENT

Major Customers and Accounts Receivable

Individual Customers concentration	June 30, 2026	December 31, 2025
Customers representing more than 10% of revenues and receivable	None	None
Payers representing more than 10% of receivables	Two	Two
Percentage of receivables from payers	67%	59%

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

	For the six months ended June 30,
	2026	2025
Revenues from external customers and consolidated revenues	$47,364,889	$43,175,593

Cost of revenues	33,446,611	30,466,974
Compensation costs, excluding share-based payments	5,282,024	4,918,936
Share-based payments	5,634,494	6,653,522
Marketing programs	11,080,234	9,593,240
Professional fees, excluding share-based payments	3,850,068	3,503,807
Depreciation, amortization, and impairment of intangibles	2,181,184	2,169,309
Other operating expenses	1,124,324	1,103,943
Total operating expenses, net	$62,598,939	$58,409,731

Other expenses
Amortization of debt discount	556,998	556,998
Interest expense, net	1,708,613	2,087,921
Net loss	$(17,499,661)	$(17,879,057)

NOTE 11 SUBSEQUENT EVENTS

Management has evaluated subsequent events since June 30, 2026, through the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following transaction (s):

The Company amended the lease associated with its Miami facilities during July 2026. The amendment provides for a decrease in minimum lease obligations to $15.6 million for the remainder of the initial lease term.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hardwired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in 2026. We expect to manufacture the additional product offerings within the next six months. We hold over 100 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, Underwriters Laboratories of Canada (cUL) and Conformité Europeenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

Results of Operations

Comparison of the Six months ended June 30, 2026, and 2025

	For the three months ended June 30,		Increase/	Increase/ (Decrease)	For the six months ended June 30,		Increase/	Increase/ (Decrease)
	2026	2025	(Decrease)%		2026	2025	(Decrease)%
Revenue	$25,270,500	$23,061,655	$2,208,845	9.6	$47,364,889	$43,175,593	$4,189,296	9.7

Cost of revenues	17,977,665	16,064,486	1,913,179	11.9	33,446,611	30,466,974	2,979,637	9.8
Selling and marketing expenses	6,785,963	6,185,017	600,946	9.7	13,853,792	13,012,437	841,355	6.5
General and administrative expenses	7,578,762	8,333,265	(754,503)	(9.1)	15,298,536	14,930,320	368,216	2.5
Total expenses	$32,342,390	$30,582,768	$1,759,622	5.8	$62,598,939	$58,409,731	$4,189,208	7.2
Operating loss	$(7,071,890)	$(7,521,113)	$449,223	(6.0)	$(15,234,050)	$(15,234,138)	$88	(0.0)
Other expense
Interest expense, net	1,152,194	1,305,816	(153,622)	(11.8)	2,265,611	2,644,919	(379,308)	(14.3)
Total other expense, net	$1,152,194	$1,305,816	$(153,622)	(11.8)	$2,265,611	$2,644,919	$(379,308)	(14.3)

Net loss	$(8,224,084)	$(8,826,929)	$602,845	(6.8)	$(17,499,661)	$(17,879,057)	$379,396	(2.1)

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

The increase in selling and marketing expenses is primarily due to increased marketing programs costs.

We believe that our selling and marketing expenses in 2026 will increase slightly but at a lower rate than the revenue growth when compared to 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of an allocation of product development, finance, legal, human resources, including salaries, wages, and benefits, and depreciation and amortization, including share-based payments.

The decrease in general and administrative expenses during the second quarter of 2026 was primarily attributable to lower share-based compensation during the second quarter of 2026 offset by an increase in costs of supporting our operations during the first quarter of 2026.

Interest Expenses, Net

Interest expenses consist of interest on interest-bearing obligations and amortization of debt discount offset by interest income.

The decrease in interest expenses, net is primarily due to higher interest income earned on greater interest-bearing cash accounts.

Liquidity and Capital Resources

As of June 30, 2026, and December 31, 2025, we had $27.7 million and $10.1 million in cash, cash equivalents, and restricted cash, respectively.

During the six months ended June 30, 2026, the Company issued approximately 12 million shares of common stock pursuant to offerings, for aggregate net proceeds of approximately $27.4 million.

The Company received proceeds of approximately $1.9 million from the exercise of warrants.

Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We owe approximately $17.3 million under fixed rate obligations as of June 30, 2026.

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our negative working capital, which consists of accounts receivable, inventory, net of trades and compensation payable, amounted to $9.9 million as of June 30, 2026.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during the six-month periods ended June 30, 2026, and 2025:

	For the six months ended June 30,
	2026	2025
Operations:
Net loss	$(17,499,661)	$(17,879,057)
Depreciation and amortization	2,825,395	2,837,152
Stock-based payments	6,334,492	6,653,522
Working capital changes	(1,346,281)	2,078,605
Net cash used in operating activities	(9,686,055)	(6,309,778)

Investing:
Purchase of property and equipment	(92,076)	(775,365)
Net cash used in investing activities	(92,076)	(775,365)

Financing:
Proceeds from issuance of stock	27,392,004	8,346,550
Dividends paid	(506,045)	(484,504)
Proceeds from exercise of warrants and options	1,911,101	-
Principal repayments of notes payable	(1,410,079)	(569,790)
Net cash provided by financing activities	27,386,981	7,292,256

Change in cash and cash equivalents, and restricted cash	17,608,850	207,113
Cash, cash equivalents and restricted cash at beginning of the period	10,102,621	15,500,495
Cash, cash equivalents and restricted cash at end of period	$27,711,471	$15,707,608

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Net loss	$(8,224,084)	$(8,826,929)	$(17,499,661)	$(17,879,057)
Share-based payments	2,536,609	3,612,364	5,634,494	6,653,522
Interest expense	1,152,194	1,305,816	2,265,611	2,644,919
Depreciation, amortization	1,001,961	1,272,337	2,181,184	2,280,154
EBITDA, as adjusted	$(3,533,320)	$(2,636,412)	$(7,418,372)	$(6,300,462)

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2026, and December 31, 2025, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Except as otherwise disclosed below, there were no unregistered sales of equity securities during the quarter ended June 30, 2026 that were not previously reported in a Current Report on Form 8-K.

On April 30, 2026, we granted 14,800 shares to a contractor as consideration for services. The shares vest in four equal installments on each of the grant date and every three-months thereafter.

On May 14, 2026, we granted 150,000 shares to a contractor as consideration for services. The shares vest in four equal installments on each of the grant date and every three-months thereafter.

The sales or issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), including Regulation D and Rule 506 promulgated thereunder, as transactions by the Company not involving a public offering.

Issuer Purchases of Equity Securities

The following were our monthly share repurchases during the quarter ended June 30, 2026, other than shares repurchased to settle tax withholdings related to the vesting of restricted stock units.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2026-April 30, 2026	—	$—	—	—
May 1, 2026- May 31, 2026	12,941	1.12	—	—
June 1, 2026-June 30, 2026	—	—	—	—
	12,941	$1.12	—	—

(1)	Includes shares repurchased to satisfy tax withholding obligations due upon the vesting of certain restricted stock awards held by certain employees. We did not pay cash to repurchase these shares, nor were these repurchases part of a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Filing Date	*Filed or **Furnished Herewith
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack.	8-K	2.1	February 7, 2023
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack.	8-K	2.2	May 1, 2023
3.1	Articles of Incorporation of the Company.	S-1 (File No. 333-261829)	3.1	December 22, 2021
3.2	Articles of Amendment to Articles of Incorporation (effective August 12, 2016).	S-1 (File No. 333-261829)	3.2	December 22, 2021
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022).	8-K	3.3	February 14, 2022
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022).	8-K	3.1	June 14, 2022
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023).	8-K	3.1	May 5, 2023
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024).	8-K	3.1	October 4, 2024
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024).	8-K	3.2	October 4, 2024
3.8	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective May 2, 2025).	8-K	3.1	May 8, 2025
3.9	Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 2, 2025).	8-K	3.1	December 5, 2025
3.10	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 23, 2025).	8-K	3.1	January 2, 2026
3.11	Third Amended and Restated Bylaws of the Company (effective March 21, 2025).	8-K	3.1	March 21, 2025
10.1	Sublease Agreement, effective as of July 22, 2026, by and between SKYX Platforms Corp., as Sublandlord, and 400 Worldwide, LLC, as Subtenant.				*
10.2	First Amendment to Lease Agreement, effective as of November 13, 2023, by and between 400 Biscayne Commercial Owner, LP, as Landlord and SKYX Platforms Corp., as Tenant				*
10.3	Second Amendment to Lease Agreement, effective as of July 22, 2026, by and between 400 Worldwide, LLC, as Landlord, and SKYX Platforms Corp. as Tenant.				*
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				*
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).				*

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYX PLATFORMS CORP.

Date:	August 12, 2026	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2026	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

