Form 10-Q
period 2026-09-30
SKYX Platforms Corp.
filed 2026-11-12
CIK 1598981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 161,713,341 shares of common stock, no par value per share, issued and outstanding.

SKYX PLATFORMS CORP.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of SKYX Platforms Corp. (the “Company,” “we,” “us,” or “our”) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, outlook, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “aim,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors, many of which have outcomes that are difficult to predict and may be outside our control, that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

●	our ability to successfully integrate Deako Inc.’s (“Deako”) and our operations, products, technology, and personnel;
●	our ability to realize the expected benefits and synergies of the Merger;
●	the expected costs and expenses associated with the Merger and the integration of the businesses, integration costs, and the elimination of duplicative costs;
●	our ability to successfully launch, develop additional features and achieve market acceptance of our smart products and technologies, access and integrate our products and technologies with third-party platforms or technologies, respond to rapidly changing technology and customer demands, and compete in our industry;
●	our ability to successfully manage and grow the operations of Belami, Inc. (“Belami”) with our business;
●	our ability to expand, operate and successfully manage our operations, including managing our business transformation in connection with evolving our business strategy to focus on smart products and technologies and integrating new lines of business;
●	our ability to raise additional financing to support and continue our operations as needed;
●	our ability to comply with the terms of, and timely repay, our current debt financing;
●	our reliance on a limited number of third-party manufacturers and suppliers and our ability to successfully reduce our production costs;
●	our potential dependence upon a limited number of customers and/or on contracts awarded through competitive bidding processes;
●	any downturn in the cyclical industries in which our customers operate;
●	our ability to acquire other businesses, license rights, form alliances or dispose of operations when desired;
●	our ability to comply with regulations relating to applicable quality standards;
●	our ability to maintain, protect and enhance our intellectual property and retain rights to use intellectual property owned by third parties;
●	the potential outcome of any legal proceedings;
●	compliance with various tax laws and regulations, including income and sales taxes;
●	our ability to successfully sell and distribute our products and technologies;
●	our ability to attract and retain key executives and qualified personnel;
●	guidance provided by management, which may differ from our actual operating results;
●	our ability to successfully manage our planned development and expansion, including the additional costs of being a public company;
●	our estimated total addressable market;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	the potential impact of unstable market and economic conditions on our business, financial condition, and stock price, including the effects of governmental regulations, geopolitical conflicts, including the conflict in the Middle East and potentially deteriorating relationships with China, tariffs and other trade barriers or restrictions, inflation, labor shortages, supply chain constraints and shortages, including availability of affordable electronic microchips, instability in the global banking system and the possibility of an economic recession;
●	the potential impact of cybersecurity breaches or disruptions to our or our third-party vendors’ information systems, including our cloud-based infrastructure, and of related disclosures;
●	risks related to our use of artificial intelligence (“AI”) capabilities in our product offerings, including operational, data privacy, AI hallucination, regulatory, and reputational risks;
●	the potential impact of widespread outages, interruptions, or other failures of operational, communication, and other systems;
●	the potential impact of natural disasters and other catastrophic events;
●	risks related to ownership of our common stock;
●	the potential impact of anti-takeover and director and officer liability provisions in our charter documents and under Florida law; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYX PLATFORMS CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,379,143	$8,052,621
Accounts receivable	2,761,315	1,891,488
Inventory	4,775,489	4,250,168
Prepaid expenses and other assets	3,653,694	1,206,639
Total current assets	30,569,641	15,400,916

Long-term assets:
Property and equipment, net	772,523	1,347,640
Restricted cash	1,550,000	2,050,000
Right of use assets	10,158,068	17,502,685
Intangibles, definite life	3,908,656	5,051,949
Goodwill	16,157,000	16,157,000
Other assets	204,834	205,044
Total long-term assets	32,751,081	42,314,318

Total assets	$63,320,722	$57,715,234

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$17,591,712	$16,014,585
Notes payable	-	356,474
Operating lease liabilities	1,160,690	2,589,994
Royalty obligations	650,000	1,300,000
Deferred revenues	2,748,758	2,082,622
Convertible notes related parties	332,639	350,000
Convertible notes	174,999	1,884,347
Total current liabilities	22,658,798	24,578,022

Long term liabilities
Long term accounts payable	669,313	552,354
Notes payable	145,022	145,022
Operating lease liabilities	10,719,780	17,791,453
Convertible notes	15,072,266	14,236,769
Total long-term liabilities	26,606,381	32,725,598

Total liabilities	49,265,179	57,303,620
Mezzanine equity
Series A Preferred Stock-shares authorized 400,000, outstanding 200,000 and 200,000	5,000,000	5,000,000
Stockholders’ equity (deficit)
Series A-1 Preferred Stock-shares authorized 480,000, outstanding 253,000 and 292,000	6,149,167	7,124,167
Series A-2 Preferred Stock-shares authorized 160,000, outstanding 60,000 and 60,000	1,500,000	1,500,000
Common stock and additional paid-in-capital: shares authorized 500,000,000 outstanding 136,168,693 and 117,666,800	242,362,616	203,046,051
Accumulated deficit	(240,956,240)	(216,258,604)
Total stockholders’ equity (deficit)	9,055,543	(4,588,386)

Total Liabilities and stockholders’ equity (deficit)	$63,320,722	$57,715,234

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Revenue	$25,664,622	$23,891,537	$73,029,511	$67,067,130

Operating expenses
Cost of revenues	17,605,790	16,323,277	51,052,401	46,790,251
Selling and marketing expenses	7,705,578	6,099,700	21,559,370	19,112,137
General and administrative expenses	6,054,275	8,232,178	21,352,811	23,162,498
Total expenses, net	31,365,643	30,655,155	93,964,582	89,064,886

Loss from operations	(5,701,021)	(6,763,618)	(20,935,071)	(21,997,756)
Other expenses
Interest expense - related party	8,501	18,146	26,098	53,842
Interest expense, net	725,908	834,162	2,973,922	3,443,385
Total other expenses, net	734,409	852,308	3,000,020	3,497,227

Net loss	(6,435,430)	(7,615,926)	(23,935,091)	(25,494,983)

Preferred dividends - related party	15,000	10,000	45,000	30,000
Preferred dividends	241,500	277,000	717,545	745,374
Net loss attributed to common stockholders	$(6,691,930)	$(7,902,926)	$(24,697,636)	$(26,270,357)

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.19)	$(0.25)

Weighted average number of common shares outstanding – basic and diluted	135,600,568	112,021,945	133,225,019	107,190,510

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Shares of preferred stock ( Series A-1)
Balance, beginning of period	253,000	374,000	292,000	240,000
Preferred stock Conversion to common	-	-	(39,000)	(20,000)
Preferred stock issued pursuant to offerings	-	-	-	154,000
Balance, end of period	253,000	374,000	253,000	374,000

Preferred stock ( Series A-1)
Balance, beginning of period	$6,149,167	$9,174,167	$7,124,167	$6,000,000
Preferred stock Conversion to common	-	-	(975,000)	(500,000)
Preferred stock issued pursuant to offerings	-	-	-	3,674,167
Balance, end of period	$6,149,167	$9,174,167	$6,149,167	$9,174,167

Shares of preferred stock ( Series A-2)
Balance, beginning of period	60,000	-	60,000	-
Preferred stock Conversion to common	-	-	-	-
Preferred stock issued pursuant to offerings	-	-	-	-
Balance, end of period	60,000	-	60,000	-

Preferred stock ( Series A-2)
Balance, beginning of period	$1,500,000	$-	$1,500,000	$-
Preferred stock Conversion to common	-	-	-	-
Preferred stock issued pursuant to offerings	-	-	-	-
Balance, end of period	$1,500,000	$-	$1,500,000	$-

Shares of common stock
Balance, beginning of period	135,228,628	110,781,191	117,666,800	103,358,975
Common stock issued pursuant to offerings	-	-	12,000,000	3,875,013
Common stock issued pursuant to conversion of preferred stock	-	-	812,501	251,935
Common stock issued pursuant to preferred dividends	14,539	-	29,462	-
Common stock issued pursuant to conversion of notes and accrued interest	-	-	914,901	-
Common stock issued pursuant to exercise of options and warrants	-	-	1,301,667	-
Common stock issued pursuant to services	925,526	1,884,986	3,443,362	5,180,254
Balance, end of period	136,168,693	112,666,177	136,168,693	112,666,177

Common stock and paid-in capital
Balance, beginning of period	$240,270,643	$191,667,028	$203,046,051	$179,837,253
Common stock issued pursuant to offerings	-	-	27,392,004	4,672,383
Common stock issued pursuant to conversion of preferred stock	-	-	975,000	500,000
Common stock issued pursuant to preferred dividends	15,000	-	38,044	3,870
Common stock issued pursuant to conversion of notes and accrued interest	-	-	1,288,949	-
Common stock issued pursuant to exercise of options and warrants	-	-	1,911,101	-
Common stock issued pursuant to services	2,076,973	3,373,894	7,711,467	10,027,416
Balance, end of period	$242,362,616	$195,040,922	$242,362,616	$195,040,922

Accumulated Deficit
Balance, beginning of period	$(234,264,310)	$(200,151,256)	$(216,258,604)	$(181,783,825)
Preferred dividends	(256,500)	(287,000)	(762,545)	(775,374)
Net loss	(6,435,430)	(7,615,926)	(23,935,091)	(25,494,983)
Balance, end of period	$(240,956,240)	$(208,054,182)	$(240,956,240)	$(208,054,182)

Total Stockholders’ Equity (deficit)	$9,055,543	$(3,839,093)	$9,055,543	$(3,839,093)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKYX PLATFORMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the nine months ended September 30,
	2026	2025
Operations:
Net loss	$(23,935,091)	$(25,494,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,931,654	3,585,817
Amortization of debt discount	835,497	835,497
Non-cash equity-based compensation expense	7,711,467	10,027,416
Equity-based payment of interest	699,998	-
Gain on lease modification	(275,103)	-
Change in operating assets and liabilities
Inventory	(525,322)	68,588
Accounts receivable	(869,827)	(740,112)
Prepaid expenses and other assets	(659,898)	(425,355)
Deferred charges	-	223,214
Deferred revenues	666,136	1,276,266
Operating lease liabilities	(1,721,241)	(1,727,917)
Royalty obligation	(650,000)	(300,000)
Accounts payable and accrued expenses	1,889,878	1,375,295
Net cash used in operating activities	(13,901,852)	(11,296,274)

Investing:
Purchase of property and equipment	(348,387)	(860,045)
Prepayment of acquisition consideration	(2,000,000)	-
Net cash used in investing activities	(2,348,387)	(860,045)

Financing:
Proceeds from issuance of common stock - offerings	29,000,000	4,809,148
Placement cost	(1,607,996)	(312,598)
Dividends paid	(732,112)	(697,171)
Proceeds from issuance of preferred stocks	-	3,850,000
Proceeds from exercise of warrants and options	1,911,101	-
Proceeds from issuance of convertible notes	-	3,250,000
Principal repayments of notes payable	(1,494,232)	(4,363,816)
Net cash provided by financing activities	27,076,761	6,535,563

Change in cash and cash equivalents, and restricted cash	10,826,522	(5,620,756)
Cash, cash equivalents and restricted cash at beginning of the period	10,102,621	15,500,495
Cash, cash equivalents and restricted cash at end of period	$20,929,143	$9,879,739

Cash paid during the period for:
Interest	1,853,028	2,329,170
Taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Fair value of shares to satisfy obligations under convertible notes	$588,950	-
Preferred stock conversion to common stock	975,000	500,000
Dividends paid in shares of common stock	38,044	-
Reduction of right-of-use assets due to lease modification	5,768,167	-
Reduction of operating lease liabilities due to lease modification	6,779,736	-

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the respective fiscal years. The consolidated statement of financial condition at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statement presentation. The accompanying consolidated financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional disclosures and accounting policies.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company’s cash composition was as follows:

	September 30, 2026	December 31, 2025

Cash and cash equivalents	$19,379,143	$8,052,621
Restricted cash	1,550,000	2,050,000
Total cash, cash equivalents and restricted cash	$20,929,143	$10,102,621

Restricted Cash

	September 30, 2026	December 31, 2025

Cash used as collateral for letter of credit issued to the benefit of one of the Company’s lessors	$1,550,000	$2,050,000
Total restricted cash	$1,550,000	$2,050,000

Prepaid expenses and other assets

Prepaid expenses and other assets as of September 30, 2026, includes a prepayment of acquisition consideration in connection with the merger of Deako amounting to $2.0 million.

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

The Company maintains an allowance for doubtful accounts based on its estimate of expected credit losses inherent in existing accounts receivable. The allowance is determined through a review of individual accounts when information indicates that a customer may be unable to meet its financial obligations, as well as consideration of historical collection experience and currently available evidence.

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

Characteristics of allowance for sales returns

The allowances associated with customer contract balances for the period presented are as follows:

	September 30, 2026	December 31, 2025

Allowance for doubtful accounts	$7,108	$22,668
Allowance for sales returns	293,717	284,469

Inventory

Characteristics of Inventory

●	Stated at the lower of cost and net realizable value, determined on the first-in, first-out (FIFO) method;
●	Cost principally consists of the purchase price (adjusted for lower of cost and net realizable value), customs duties, and freight;
●	Historical sales activity is reviewed periodically to determine potentially obsolete items and evaluate the impact of any anticipated changes in future demand;
●	Allowance based on specific inventory items that have shown no activity over a reasonable period;
●	Inventory is tracked as it is repurposed, disposed of, scrapped, or sold below cost to determine whether additional items on hand should be reduced in value through an allowance method.

	September 30, 2026	December 31, 2025
Inventory, component parts	$2,684,034	$2,413,821
Inventory, finished goods	3,391,455	3,136,347
Allowance	(1,300,000)	(1,300,000)
Inventory-total	$4,775,489	$4,250,168

Loss Per Share

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option, and warrant contracts and the if-converted method to determine whether there is a dilutive effect of outstanding debt. For the nine-months ended September 30, 2026, and 2025, the Company recognized a net loss and the effect of including any shares of common stock equivalents would have been antidilutive for the period. Accordingly, the presumed issuance of potential shares of common stock was excluded from the computation of diluted loss per share. Therefore, a separate computation of diluted earnings (loss) per share is not presented for the periods presented.

The Company had the following anti-dilutive common stock equivalents on September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Stock warrants	321,750	1,588,417
Stock options	32,207,119	31,838,322
Unvested restricted stock	2,656,455	4,988,817
Convertible notes	14,636,662	14,863,205
Preferred stock	10,187,497	10,999,997
Anti-dilutive securities	60,009,483	64,278,758

Comprehensive Income- Improvements to Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve expense disaggregation disclosures. The guidance expands the disclosures required for certain costs and expenses in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant expenses. The standard is effective as of December 31, 2027 and interim and annual periods thereafter. The impact of this standard is only on the Company’s expenses disclosures.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Equipment and furniture	$871,103	$924,266
Leasehold improvements	1,057,744	1,400,859
Total	1,928,847	2,325,125
Less: accumulated depreciation	(1,156,324)	(977,485)
Total, net	$772,523	$1,347,640

Depreciation expense for the presented periods is as follows:

	For the nine months ended September 30,
	2026	2025

Depreciation expense	$400,091	$213,441
Total	400,091	213,441

NOTE 4 INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

		September 30, 2026			December 31, 2025
	Useful life	Carrying Value	Accumulated Amortization	Net carrying value	Carrying Value	Accumulated Amortization	Net carrying value

Customer relationships	7	$4,500,000	$(2,196,429)	$2,303,571	$4,500,000	$(1,607,143)	$2,892,857
E-commerce technology platforms	1 - 4	3,097,040	(1,992,086)	1,104,954	3,097,040	(1,482,974)	1,614,066
Patents and other	15	931,831	(431,700)	500,131	931,831	(386,805)	545,026
		$8,528,871	$(4,620,215)	$3,908,656	$8,528,871	$(3,476,922)	$5,051,949

Amortization expense for the presented periods is as follows:

	For the nine months ended September 30,
	2026	2025

Amortization expense	$1,143,294	$1,711,113
Total	1,143,294	1,711,113

The following table sets forth the estimated amortization expenses for the next five years:

Twelve months ended September 30:
2027	1,437,933
2028	1,072,088
2029	702,185
2030	432,765
2031	54,867

NOTE 5 DEBTS

The following table presents the details of the principal amounts outstanding:

	September 30, 2026	December 31, 2025	Interest rates as of September 30, 2026	Maturity	Other Characteristics
Convertible notes	$17,107,638	$18,834,348	0.00 – 10.00%	September 2023- October 2030	Collateral is substantially all company assets in common stock convertible at weighted average rate of $3
Notes payable to financial institutions and others	145,022	501,495	3.75-8.5%	August 2025- November 2052	Substantially all company assets

Total	$17,252,660	$19,335,843
Unamortized debt discount	(1,527,734)	(2,363,231)
Debt, net of Unamortized debt Discount	$15,724,926	$16,972,612

	For the nine months ended September 30,
	2026	2025

Interest expense	$3,000,020	$3,497,227

As of September 30, 2026, the expected future principal payments for the Company’s debt are due as follows:

Twelve months ended September 30, 2027	$507,638
Twelve months ended September 30, 2028	1,707,553
Twelve months ended September 30, 2029	3,994
Twelve months ended September 30, 2030	4,147
Twelve months ended September 30, 2031 and thereafter	15,029,328
Total	$17,252,660

NOTE 6 OPERATING LEASE LIABILITIES

The following table outlines the total lease cost for the Company’s operating leases as well as weighted-average information for these leases as of September 30, 2026, and 2025 respectively:

	For the nine months ended September 30,
	2026	2025
Cash paid for operating lease liabilities	$2,363,323	$1,727,917
Fixed rent payments	2,352,121	2,352,121
Lease - Depreciation expense	$1,388,270	$1,492,994
Weighted-average discount rate	6.63%	6.48%
Weighted-average remaining lease term (in months)	96	53

Minimum Lease Obligation

Twelve months ended September 30, 2027	$1,886,784
Twelve months ended September 30, 2028	1,736,647
Twelve months ended September 30, 2029	1,788,746
Twelve months ended September 30, 2030	1,842,409
Twelve months ended September 30, 2031, and thereafter	8,115,852
Total lease payments	15,370,438
Imputed interest	(3,489,968)
Total	$11,880,470

The Company modified one of its operating leases in July 2026. Pursuant to the modification, the Company reduced the assets subject to the lease and the minimum lease obligations to $15.6 million for the remainder of the initial lease term. This modification resulted in decrease in right-of use assets and operating lease liabilities of $5.8 million and $6.8 million, respectively, as well as a decrease of property and equipment and other assets aggregating $736,000.

NOTE 7 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued interest	$669,313	$552,354
Accrued dividends	241,500	249,111
Trade payables	16,238,208	14,533,064
Accrued compensation	1,112,004	1,232,410
	$18,261,025	$16,566,939

NOTE 8 RELATED PARTY TRANSACTIONS

The following schedule summarizes the Company’s related party transactions for the nine-month periods ended September 30, 2026 and 2025.

		Amounts expended during the		Convertible Notes Payable as of
		nine-month period ended September 30,		September 30,	December 31,
Related Party Affiliation	Purpose(s)	2026	2025	2026	2025
Chief Executive Officer and Director
	Dividends on Series A-1 Preferred Stock	$15,000	$15,000	$-	$-
	Interest on Convertible Note	18,958	46,258	250,000	250,000
Former Chief Executive Officer
	Dividends on Series A-1 Preferred Stock	15,000	15,000	-	-
	Interest on Convertible Note	7,140	7,583	82,639	100,000
Officer
	Dividends on Series A-1 Preferred Stock	30,000	30,000	-	-

NOTE 9 STOCKHOLDERS’ EQUITY

(A) Common Stock

The Company issued the following common stock during the nine months ended September 30, 2026, and 2025:

Transaction Type	Shares Issued	Valuation	Average Value Per Share
2026 Equity Transactions
Common stock issued, pursuant to services provided	3,443,362	$7,711,467	$2.24
Common stock issued pursuant to private placements	12,000,000	27,392,004	2.28
Common stock issued pursuant to preferred dividends	29,462	38,044	1.29
Common stock issued pursuant to conversion of notes and accrued interest	914,901	1,288,949	1.41
Common stock issued pursuant to exercise of options and warrants	1,301,667	1,911,101	1.47
Common stock issued pursuant to conversion of preferred stock	812,501	975,000	1.20

2025 Equity Transactions
Common stock issued, pursuant to services provided	5,180,254	$10,027,416	$1.94
Common stock issued pursuant to the at-the-market offering, net	3,875,013	4,672,383	1.21
Common stock issued pursuant to conversion of preferred stock	251,935	500,000	1.98

(B) Preferred Stock

The following is a summary of the Company’s Preferred Stock activity during the nine months ended September 30, 2026 and 2025:

Transaction Type	Quantity	Carrying Value	Value per Share, gross
Preferred Stock Series A-1 Balance at January 1, 2026	292,000	$7,124,167	$25
Conversion to common stock	(39,000)	(975,000)	25
Preferred Stock Series A-1 Balance at September 30, 2026	253,000	$6,149,167	$25

Preferred Stock Series A-2 Balance at January 1, 2026	60,000	$1,500,000	$25
Preferred Stock Series A-2 Balance at September 30, 2026	60,000	$1,500,000	$25

Preferred Stock Series A-1 Balance at January 1, 2025	240,000	$6,000,000	$25
Issuance	154,000	3,674,167	25
Conversion to common stock	(20,000)	(500,000)	25
Preferred Stock Series A-1 Balance at September 30, 2025	374,000	$9,174,167	$25

During the nine months ended September 30, 2026, holders converted an aggregate of 39,000 shares of Series A-1 Preferred Stock into 812,501 shares of common stock at a conversion price of $1.20 per share.

Characteristic	Series A Preferred Stock	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Equity Classification	Temporary Equity	Permanent Equity	Permanent Equity
Cumulative Dividend	8% annually; 12% if paid after dividend date
Original Issue Price	$25 per share
Conversion Option	$1.20 per share	$1.20 per share	$2.00 per share
Redemption Terms	Redeemable at $25 per share after 5 years or upon change of control	Redeemable at $25 per share after 3 years or upon change of control
Change of Control	Within holder’s control	Substantially within company’s control
Voting Rights	As-converted basis

(C) Stock Options and Restricted Stock

The following is a summary of the Company’s stock option activity during the nine-month periods ended September 30, 2026, and 2025

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
Outstanding, January 1, 2026	31,838,322	$6.81	2.12	$7,382,321
Exercised	(35,000)	-	-	-
Granted	898,000	-	-	-
Forfeited	(494,203)	-	-	-
Outstanding, September 30, 2026	32,207,119	$6.61	1.52	$416,185

Exercisable, September 30, 2026	13,738,406	$3.71	2.33	$289,588

Outstanding, January 1, 2025	32,493,392	$7.29	-	$1,522,540
Exercised	-	-	-	-
Granted	3,393,030	1.22	-	-
Forfeited	(2,882,767)	7.64	-	-
Outstanding, September 30, 2025	33,003,655	$6.54	1.99	$1,596,940

Exercisable, September 30, 2025	13,569,702	$3.91	2.04	$1,442,256

The following table summarizes the range of the Black Scholes pricing model assumptions used by the Company during the nine months ended September 30, 2026, and 2025:

	30-Sep-26	30-Sep-25
Range

Exercise price and stock price	$1.06 - 2.00	$1.26 - 1.44
Expected life (in years)	2.63 - 3.44 yrs.	2.50 - 3.47 yrs.
Volatility	81.2 – 87.7%	102.0 – 102.3%
Risk-free interest rate	3.81 - 4.74	3.95 - 4.02%
Dividend yield	-	-

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

A summary of the Company’s non-vested restricted stock during the nine months ended September 30, 2026, and 2025 are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested restricted stock units, January 1, 2026	4,988,817	$1.76
Granted	2,329,592	1.46
Vested	(4,591,287)	1.65
Forfeited	(70,667)	0.82
Non-vested restricted stock units, September 30, 2026	2,656,455	$1.59

Non-vested restricted stock units, January 1, 2025	6,278,370	$2.65
Granted	5,478,166	1.21
Vested	(5,402,033)	1.65
Forfeited	(1,111,102)	5.59
Non-vested restricted stock units on September 30, 2025	5,243,401	$1.56

Compensation expense associated with restricted units and awards and stock options for the periods presented is as follows:

	For the nine months ended September 30,
	2026	2025
Restricted stock compensation expense	$4,902,763	$8,038,972
Stock option expense	2,808,704	1,988,444
	$7,711,467	$10,027,416

As of September 30, 2026
Weighted-average remaining amortization period - restricted units	0.88 years
Weighted-average remaining amortization period * options	0.79 years
Number of shares available for grant of options, and restricted stock units or awards amounts	11,059,555

Characteristics of the restricted units and awards and stock options are as follows:

Characteristic	Restricted Stock Units / Awards (RSUA)	Stock Options
Right to receive shares of the Company’s common stock	One
Measurement Basis	Fair value of the underlying stock at grant date
Valuation / Pricing Model	Intrinsic Value Method	Black-Scholes Model using the simplified method
Market Condition Awards	Lattice Model	N/A
Eligible Grantees	Company employees Board members Certain consultants
Vesting Terms	Based on requisite service period; non-employee vesting generally up to six years
Maximum Contractual Term	Up to 5 years

(D) Warrants

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2026, and 2025:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2026	1,588,417	$4.19
Issued	-	-
Exercised	(1,266,667)	1.47
Forfeited	-	-
Balance, September 30, 2026	321,750	8.87

Balance, January 1, 2025	1,523,667	$4.30
Issued	64,750	1.20
Exercised	-	-
Forfeited	-	-
Balance, September 30, 2025	1,588,417	4.20

NOTE 10 CONCENTRATIONS OF RISKS AND SEGMENT

Major Customers and Accounts Receivable

Individual Customers concentration	September 30, 2026	December 31, 2025
Customers representing more than 10% of revenues and receivable	None	None
Third-party payers representing more than 10% of receivables	Two	Two
Percentage of receivables from third-party payers	60%	59%

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

The Company has concluded that consolidated net income or loss is the measure of segment profitability and is used by the chief decision maker to assess performance and allocate resources. The following is a reconciliation of the Company’s revenues from external customers and consolidated revenues and the consolidated and segment loss, including significant disaggregated segment expenses.

	For the nine months ended September 30,
	2026	2025
Revenues from external customers and consolidated revenues	$73,029,511	$67,067,130

Cost of revenues	51,052,401	46,790,251
Compensation costs, excluding share-based payments	7,835,729	7,656,246
Share-based payments	7,711,467	10,027,416
Marketing programs	16,963,291	14,741,217
Professional fees, excluding share-based payments	6,231,966	5,010,368
Depreciation, amortization, and impairment of intangibles	2,931,655	3,585,817
Other operating expenses	1,238,073	1,253,571
Total operating expenses, net	$93,964,582	$89,064,886

Other expenses
Amortization of debt discount	835,497	835,497
Interest expense, net	2,164,523	2,661,730
Net loss	$(23,935,091)	$(25,494,983)

NOTE 11 SUBSEQUENT EVENTS

Management has evaluated subsequent events since September 30, 2026, through the date the consolidated financial statements were available to be issued. There were no significant subsequent events that required adjustment to or disclosure in the consolidated financial statements with the exception of the following transaction :

In October 2026, the Company acquired Deako, Inc., a smart-home technology company, for $4 million and up to 25 million shares of our common stock. Additionally, the Company issued a promissory note aggregating $8.5 million to certain lenders, bearing interest at an annual rate of 12% which matures in October 2027.

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

Overview

We have a series of advanced-safe-smart platform technologies. Our first and second-generation technologies enable light fixtures, ceiling fans and other electrically wired products to be installed safely and plugged into a ceiling’s electrical outlet box within seconds, and without the need to touch hazardous wires. The plug and play technology method is a universal power-plug device that has a matching receptacle that is simply connected to the electrical outlet box on the ceiling, enabling a safe and quick plug and play installation of light fixtures and ceiling fans in just seconds. The plug and play power-plug technology eliminates the need of touching hazardous electrical wires while installing light fixtures, ceiling fans and other hardwired electrical products. In recent years, we have expanded the capabilities of our power-plug product to include advanced-safe and quick universal installation methods, as well as advanced-smart capabilities. The smart features include control of light fixtures and ceiling fans by the SkyHome App, through WIFI, Bluetooth Low Energy and voice control. It allows scheduling, energy savings eco mode, dimming, back-up emergency light, night light, light color changing and much more. Our third-generation technology is an all-in-one safe and smart-advanced platform that is designed to enhance all-around safety and lifestyle of homes and other buildings. Our products are designed to improve all around home and building safety and lifestyle. We are continuing to refine our products and began manufacturing certain advanced and smart products in 2023 and expect additional products, including the third-generation smart-advanced platform to be available in early 2027. We expect to manufacture the additional product offerings within the next few months. We hold over 100 U.S. and global patents and patent applications and have received a variety of final electrical code approvals, including UL, Underwriters Laboratories of Canada (cUL) and Conformité Europeenne (CE), and 2017 and 2020 inclusion in the NEC Code Book.

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

In October 2026, we acquired Deako, Inc., a smart-home technology company, for $4 million and up to 25 million shares of our common stock. Additionally, we issued a promissory note aggregating $8.5 million to certain lenders, bearing interest at an annual rate of 12% which matures in October 2027.

We have expanded our product lines to include an all-in-one plug and play combined heater, fan, and lighting product which will eventually accommodate the integration of our smart and advanced products.

Results of Operations

Comparison of the applicable periods ended September 30, 2026, and 2025

	For the three months ended September 30,		Increase/	Increase/ (Decrease)	For the nine months ended September 30,		Increase/	Increase/
	2026	2025	(Decrease)%		2026	2025	(Decrease)	(Decrease)%
Revenue	$25,664,622	$23,891,537	$1,773,085	7.4	$73,029,511	$67,067,130	$5,962,381	8.9

Cost of revenues	17,605,790	16,323,277	1,282,513	7.9	51,052,401	46,790,251	4,262,150	9.1
Selling and marketing expenses	7,705,578	6,099,700	1,605,878	26.3	21,559,370	19,112,137	2,447,233	12.8
General and administrative expenses	6,054,275	8,232,178	(2,177,903)	(26.5)	21,352,811	23,162,498	(1,809,687)	(7.8)
Total expenses	$31,365,643	$30,655,155	$710,488	2.3	$93,964,582	$89,064,886	$4,899,696	5.5
Operating loss	$(5,701,021)	$(6,763,618)	$1,062,597	(15.7)	$(20,935,071)	$(21,997,756)	$1,062,685	(4.8)
Other expense
Interest expense, net	734,409	852,308	(117,899)	(13.8)	3,000,020	3,497,227	(497,207)	(14.2)
Total other expense, net	$734,409	$852,308	$(117,899)	(13.8)	$3,000,020	$3,497,227	$(497,207)	(14.2)

Net loss	$(6,435,430)	$(7,615,926)	$1,180,496	(15.5)	$(23,935,091)	$(25,494,983)	$1,559,892	(6.1)

Revenue

The increase in revenues is primarily due to an increased number of units of lighting and heating products sold.

We believe that our revenues will be higher in 2026 than in 2025, primarily resulting from revenues from Deako’s acquired operations.

Cost of Revenues

The increase in cost of revenue is proportionate to the increase in revenues.

We believe that the cost of revenues will increase in 2026 compared to 2025, commensurate with an anticipated increase in revenues.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of sales and marketing programs and sales and marketing compensation.

The increase in selling and marketing expenses is primarily due to increased marketing programs costs of $2.2 million.

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

The decrease in general and administrative expenses was primarily attributable to lower share-based compensation of $2.3 million.

Interest Expenses, Net

Interest expenses consist of interest on interest-bearing obligations and amortization of debt discount offset by interest income.

The decrease in interest expenses, net is primarily due to higher interest income earned on greater interest-bearing cash accounts as well as a lower weighted-average interest-bearing debt.

Liquidity and Capital Resources

As of September 30, 2026, and December 31, 2025, we had $20.9 million and $10.1 million in cash, cash equivalents, and restricted cash, respectively.

During the nine months ended September 30, 2026, the Company issued approximately 12 million shares of common stock pursuant to offerings, for aggregate net proceeds of approximately $27.4 million.

The Company received proceeds of approximately $1.9 million from the exercise of warrants.

Our future capital requirements will depend on many factors, including our revenue growth rate, expenditures related to our headcount growth, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, including funding of Deako’s operations and funding of the note payable issued as consideration, the timing and extent of spending to support development efforts, the introduction of platform enhancements, and the market adoption of our platforms. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, because of those arrangements, or the general expansion of our business, be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We owe approximately $17.3 million under fixed rate obligations as of September 30, 2026.

As common with companies having a similar cash conversion cycle as ours, when sales are converted into cash rapidly, often referred to as the “Dell Working Capital Model,” we leverage our trades payable to finance our operations to lower our cost of capital, and accordingly, we may have negative working capital. This negative working capital is partly inherent to the relatively quick turnaround of finished goods inventory, quicker collection of accounts receivables, and longer payment cycle of trades payable. Our negative working capital, which consists of accounts receivable, inventory, net of trades and compensation payable, amounted to $9.9 million as of September 30, 2026.

Please see below a summary of the primary components of our cash used in or provided by operating investing and financing activities during the nine-month periods ended September 30, 2026, and 2025:

	For the nine months ended September 30,
	2026	2025
Operations:
Net loss	$(23,935,091)	$(25,494,983)
Depreciation and amortization	3,767,151	4,421,314
Stock-based payments	8,411,465	10,027,416
Gain on lease modification	(275,103)	-
Working capital changes	(1,870,274)	(250,021)
Net cash used in operating activities	(13,901,852)	(11,296,274)

Investing:
Purchase of property and equipment	(348,387)	(860,045)
Prepayment of acquisition consideration	(2,000,000)	-
Net cash used in investing activities	(2,348,387)	(860,045)

Financing:
Proceeds from issuance of stock	27,392,004	8,346,550
Dividends paid	(732,112)	(697,171)
Proceeds from exercise of warrants and options	1,911,101	-
Principal repayments of notes payable	(1,494,232)	(1,113,816)
Net cash provided by financing activities	27,076,761	6,535,563

Change in cash, cash equivalents, and restricted cash	10,826,522	(5,620,756)
Cash, cash equivalents and restricted cash at beginning of the period	10,102,621	15,500,495
Cash, cash equivalents and restricted cash at end of period	$20,929,143	$9,879,739

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Net loss	$(6,435,430)	$(7,615,926)	$(23,935,091)	$(25,494,983)
Share-based payments	2,076,973	3,373,894	7,711,467	10,027,416
Interest expense	734,409	852,308	3,000,020	3,497,227
Depreciation, amortization	750,470	1,137,394	2,931,654	3,417,548
EBITDA, as adjusted	$(2,873,578)	$(2,252,330)	$(10,291,950)	$(8,552,792)

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2026, and December 31, 2025, we believe the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than those listed below. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included in the report referenced above, together with all of the other information in such report and this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the SEC. The risks and uncertainties described in these reports may not be the only ones we face, and the disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. The factors discussed in these reports, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risks Relating to the Merger with Deako

We cannot provide any assurance that we will be able to realize the expected benefits of the merger with Deako (the “Merger”).

We may not realize the expected benefits of the Merger. The Company and Deako operated independently prior to closing and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. In addition, Deako has a history of net losses and may continue to experience net losses for the foreseeable future, which could negatively impact the combined company’s results of operations and financial condition.

Any integration process will require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products or technologies in a successful manner is unproven. If we cannot successfully integrate Deako’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Merger may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Deako’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Deako’s operations with ours to realize the anticipated benefits of the Merger so the combined company performs as the parties hope:

●	combining the companies’ corporate functions;
●	combining Deako’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;
●	maintaining existing agreements with customers, distributors, providers, talent, and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
●	determining whether and how to address possible differences in corporate cultures and management philosophies;
●	integrating the companies’ administrative and information technology infrastructure; and
●	evaluating and forecasting the financial impact of the Merger, including accounting charges.

In addition, at times, the attention of certain members of our management and resources may be focused on integrating the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.

We may incur significant, non-recurring costs in connection with the Merger and integrating our and Deako’s operations, including costs to maintain employee morale and to retain key employees. We cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the long term or at all.

Further, Deako may have liabilities that were not discovered during our due diligence investigations. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

We have incurred, and expect to continue to incur, significant costs in connection with the Merger.

We have incurred transaction-related costs in connection with the Merger and expect to incur additional operating expenses that we cannot currently reasonably estimate, in integrating our businesses. There can be no assurance that we will not incur additional charges relating to the transaction in subsequent periods, which could have a material adverse effect on our cash flows, results of operations and financial position.

We issued a large number of shares of common stock in connection with the Merger, which resulted in substantial dilution to our existing stockholders, and our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they experienced.

Our issuance of the shares pursuant to the merger with Deako resulted in substantial dilution of our existing stockholders’ ownership interests. The share issuance may also have an adverse impact on our net income per share in fiscal periods that include and follow the closing of the Merger. If we are unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving commensurate benefit.

Sales of a substantial number of shares of our common stock in the public market, including shares issued in connection with the Merger, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly reduce the market price of our common stock. In connection with the Merger, we issued approximately 25 million shares of common stock. We are unable to predict the effect, if any, that sales of shares, or the availability of shares for sale, will have on the market price of our common stock. Certain of the shares issued in connection with the Merger are subject to lock-up restrictions, but upon the expiration of such restrictions, the holders of those shares will be able to sell them in the public market, subject to applicable securities laws. The sale of these shares, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

In connection with the Merger, we incurred significant indebtedness and there can be no assurance that we will have adequate cash on hand to be able to satisfy our obligations.

In connection with the Merger, we delivered a senior secured promissory note in the aggregate principal amount of $8.5 million, bearing interest at 12% per year, and secured by the Company’s property. Our payment obligations require us to have significant cash on hand in the near future. There can be no assurance that the Company’s cash flows will be sufficient to satisfy these obligations or that the Company will be in a position to refinance or extend such obligations on acceptable terms. Failure to satisfy these obligations could result in the lenders enforcing their security interest in our property, which could materially disrupt our business operations.

The combined business may face increased competition, which could impact our ability to increase market share and grow our revenues and could have a material adverse effect on our operating results.

Following the acquisition of Deako and the integration of its smart lighting and electrical product capabilities with our Sky Smart Platform, the combined company expects to compete more directly with established companies in the smart home and lighting technology market. This market is highly competitive and includes a number of established companies with longer operating histories, greater name recognition and substantially greater financial, marketing and technological resources than us. No assurance can be given that the combined business will have the resources required to compete successfully in the future. In addition, many of these competitors have strong relationships with current and potential customers and extensive knowledge of the industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against current and future competitors, the business, results of operations and financial condition of the combined business could be adversely affected.

Unsuccessful integration efforts could have a material adverse effect on the combined business.

Growth in the combined business will depend in part on the successful integration of products and technologies of the two companies, in particular the integration of Deako’s smart lighting technology with our Sky Smart Platform. If we encounter any significant delays in developing or introducing integrated products or additional functionality in the integrated products, there could be a material adverse effect on our business. In addition, our competitors may introduce products with more features and lower prices than our integrated products, which could adversely affect the life cycles of our products and in turn could have a material adverse effect on the combined business.

Our integrated products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential end-users, errors will not be found in integrated products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any significant delays in development or introduction of integrated products could have a material adverse effect on the combined business.

The Merger may result in a loss of customers, distributors, service providers, suppliers, vendors and other business counterparties and may result in the termination of existing contracts.

Some of our and Deako’s customers, distributors, service providers, suppliers, vendors and other business counterparties may terminate or scale back their current or prospective business relationships with the combined company. If relationships with customers, distributors, service providers, suppliers, vendors or other business counterparties are adversely affected by the Merger, or if the combined company loses the benefits of our and Deako’s contracts, the business, financial condition, cash flows or results of operations of the combined company could be materially and adversely affected.

The financial position of the combined company could adversely affect its business flexibility.

Deako has a history of net losses and may continue to experience net losses for the foreseeable future. In addition, we have incurred additional debt pursuant to the promissory note issued in connection with the Merger. Such matters could reduce the combined company’s flexibility to respond to changing business and economic conditions, and could have adverse effects on its financial condition, cash flows or results of operations, including by:

●	imposing additional cash management requirements on the combined company in order to support debt service, which would reduce the amount available to fund its operations and other business activities;
●	increasing the combined company’s borrowing costs and the risk of default on debt obligations of the combined company;
●	increasing the vulnerability of the combined company to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its business;
●	limiting the ability of the combined company to engage in strategic transactions or obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes;
●	limiting the flexibility of the combined company in planning for or reacting to changes in its business and the industry in which it operates; and
●	increasing the exposure of the combined company to a rise in interest rates, which would generate greater interest expense to the extent the combined company does not have applicable interest rate fluctuation hedges.

In addition, the combined company’s ability to arrange additional financing or refinancing of existing debt will depend on, among other factors, its financial condition and performance, as well as prevailing market conditions and other factors beyond its control. There can be no assurance that the combined company will be able to obtain additional financing or refinance existing debt on favorable terms or at all.

Risks Related to our Common Stock

We are currently not in compliance with Nasdaq’s board independence and audit committee composition requirements, and if we fail to regain compliance within the applicable cure period, our common stock could be delisted from Nasdaq.

Our common stock is listed on Nasdaq, and to maintain this listing we must satisfy Nasdaq’s continued listing requirements, including its corporate governance requirements. On September 26, 2026, Efrat L. Greenstein Brayer, an independent member of our board of directors who served on our audit committee and compensation committee and chaired our nominating and corporate governance committee, passed away. As a result, we are no longer in compliance with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of our board of directors consist of independent directors, or with Nasdaq Listing Rule 5605(c)(2)(A), which requires that our audit committee consist of at least three members. We notified Nasdaq of these deficiencies on September 28, 2026. On September 30, 2026, we received a letter from Nasdaq confirming that, under Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4)(B), we are entitled to a cure period to regain compliance. The cure period expires on the earlier of our next annual meeting of stockholders or September 26, 2027; provided, however, if our next annual meeting of stockholders is held before March 25, 2027, then we must evidence compliance no later than March 25, 2027.

We intend to take sufficient actions to regain compliance with the foregoing Nasdaq governance requirements within the applicable cure period. However, we cannot assure you that we will be able to identify and appoint a suitable independent director candidate, or otherwise regain compliance with these requirements, within the cure period or at all. If we do not regain compliance in time, Nasdaq will notify us that our common stock is subject to delisting. We could then appeal that determination to a Nasdaq Hearings Panel, but we cannot assure you that any appeal would succeed. The delisting of our common stock could significantly reduce its liquidity and market price, adversely affect our ability to raise capital on acceptable terms or at all, and harm our reputation with customers, suppliers, employees and investors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2026 that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended September 30, 2026, other than shares repurchased to settle tax withholdings related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Filing Date	*Filed or **Furnished Herewith
2.1+	Stock Purchase Agreement, dated February 6, 2023, by and among the Company and Mihran Berejikian, Nancy Berejikian, and Michael Lack.	8-K	2.1	February 7, 2023
2.2	First Amendment to Stock Purchase Agreement, dated April 28, 2023, by and among SKYX Platforms Corp. and Mihran Berejikian, Nancy Berejikian, and Michael Lack.	8-K	2.2	May 1, 2023
2.3+	Agreement and Plan of Merger, dated September 9, 2026, by and among SKYX Platforms Corp., Lumineer Merger Sub, Inc., Deako, Inc., and WT Representative LLC, as the Securityholders’ Representative.	8-K	2.1	September 10, 2026
3.1	Articles of Incorporation of the Company.	S-1 (File No. 333-261829)	3.1	December 22, 2021
3.2	Articles of Amendment to Articles of Incorporation (effective August 12, 2016).	S-1 (File No. 333-261829)	3.2	December 22, 2021
3.3	Articles of Amendment to Articles of Incorporation (effective February 7, 2022).	8-K	3.3	February 14, 2022
3.4	Articles of Amendment to Articles of Incorporation (effective June 14, 2022).	8-K	3.1	June 14, 2022
3.5	Articles of Amendment to Articles of Incorporation (effective May 2, 2023).	8-K	3.1	May 5, 2023
3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (effective September 30, 2024).	8-K	3.1	October 4, 2024
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective September 30, 2024).	8-K	3.2	October 4, 2024
3.8	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Preferred Stock (effective May 2, 2025).	8-K	3.1	May 8, 2025
3.9	Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 2, 2025).	8-K	3.1	December 5, 2025
3.10	Articles of Amendment to the Certificate of Designation of Rights, Preferences and Privileges of Series A-2 Preferred Stock (effective December 23, 2025).	8-K	3.1	January 2, 2026
3.11	Third Amended and Restated Bylaws of the Company (effective March 21, 2025).	8-K	3.1	March 21, 2025
10.1	Sublease Agreement, effective as of July 22, 2026, by and between SKYX Platforms Corp., as Sublandlord, and 400 Worldwide, LLC, as Subtenant.	10-Q	10.1	August 12, 2026
10.2	Second Amendment to Lease Agreement, effective as of July 22, 2026, by and between 400 Worldwide, LLC, as Landlord, and SKYX Platforms Corp. as Tenant.	10-Q	10.3	August 12, 2026
10.3+	Senior Secured Promissory Note, dated October 13, 2026, issued by SKYX Platforms Corp.	8-K	10.1	October 14, 2026
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				*
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).				*

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYX PLATFORMS CORP.

Date:	November 12, 2026	By:	/s/ Leonard J. Sokolow
Leonard J. Sokolow, Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Marc-Andre Boisseau
Marc-Andre Boisseau, Chief Financial Officer
(Principal Financial and Accounting Officer)

